Form 10-K405
period 1996-01-31
NATIONAL AUTO CREDIT INC /DE
filed 1996-04-25
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                  FORM 10-K

(MARK ONE)
   X                 Annual Report Pursuant to Section 13 or 15(d) of the
- -------                   Securities Exchange Act of 1934 (Fee Required)

                          For the fiscal year ended January 31, 1996
                                              OR
                     Transition Report Pursuant to Section 13 or 15(d) of
- -------                   the Securities Exchange Act of 1934 (No Fee Required)

                     For the Transition Period From_____________to____________
                                  Commission file number 1-11601

                          NATIONAL AUTO CREDIT, INC.
            (Exact name of registrant as specified in its charter)

       Delaware                                        34-1816760
(State of incorporation)                   (I.R.S. Employer Identification No.)

  30000 Aurora Road, Solon, Ohio                          44139
(Address of principal executive offices)                (Zip code)

     Registrant's telephone number, including area code: (216) 349-1000.

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
Common Stock, par value $.05 per share............New York Stock Exchange,Inc.

         Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

As of March 29, 1996, 25,892,354 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by nonaffiliates at March 29, 1996, was approximately $173,342,286.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 6, 1996, are incorporated by reference into Part III.

                               TABLE OF CONTENTS

Part I                                                     Page
- ------                                                     ----
 Item 1.    Business. . . . . . . . . . . . . . . . . . . .  1
      2.    Properties. . . . . . . . . . . . . . . . . . .  7
      3.    Legal Proceedings . . . . . . . . . . . . . . .  7
      4.    Submission of Matters to a Vote
              of Security Holders . . . . . . . . . . . . .  8
      Executive Officers of the Registrant. . . . . . . . .  8


Part II
- -------

 Item 5.    Market for the Registrant's Common
              Equity and Related Stockholder Matters  . . . 11
      6.    Selected Financial Data . . . . . . . . . . . . 12
      7.    Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . 13
      8.    Financial Statements and Supplementary Data . . 19
      9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure  . . . 40


Part III
- --------

Item 10.    Directors and Executive Officers of
              the Registrant. . . . . . . . . . . . . . . . 40
     11.    Executive Compensation. . . . . . . . . . . . . 40
     12.    Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . 40
     13.    Certain Relationships and Related
              Transactions. . . . . . . . . . . . . . . . . 40

Part IV
- -------

Item 14.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K . . . . . . . . . . . 41

                                     PART I
                                     ------

Item 1.  Business
- -------  --------

OVERVIEW
- --------

         National Auto Credit, Inc. (the "Company"), began operations in 1969 and was incorporated in Delaware in 1971. The Company's name was changed to National Auto Credit, Inc., effective August 15, 1994, and was formerly known as Agency Rent-A-Car, Inc. The Company operates through two segments: financial services and dealership operations. On September 30, 1995, the rental operations segment was discontinued.

         The financial services business is conducted by NAC, Inc. ("NAC"), a wholly-owned subsidiary of the Company. NAC operates as an alternative financial services company for automobile dealerships throughout the United States. Working with over 2,300 dealers in its dealer network, NAC has established a receivables portfolio of over $375 million as of April 1996 and plans continued growth throughout fiscal 1997.

         The dealership operations segment sells front-line ready used vehicles retired from the Company's discontinued rental operations. This business unit, known as National Motors, Inc. ("NMI"), generated $56.3 million in revenue from the sale of approximately 8,200 vehicles in fiscal 1996. Over 85% of these vehicles were sold to NAC member dealers. This business segment will be discontinued during fiscal 1997.

         The discontinued business segment, which operated under the names of Agency Rent-A-Car and Altra Auto Rental throughout the United States, rented automobiles on a short-term basis, principally to the insurance replacement market.

FINANCIAL SERVICES
- ------------------

         GENERAL

         NAC began operations in October 1992, capitalizing on management's in-depth knowledge of the used car market, accumulated over 25 years of operating a rental car business. NAC is a financial services company specializing in providing funding, receivables management, collection, sales training and other services to automobile dealers. The primary business of NAC is to assist member dealers in providing indirect financing to sub-prime rated customers, many of whom have limited access to financing through traditional sources of consumer credit. As of April 1996,

NAC conducted business with over 2,300 automobile dealerships in 45 states and has built an installment receivables portfolio of over $375 million.

         NAC enables member dealers to capture the sale that may have been lost as a result of unavailable credit. NAC currently charges qualified dealers a $4,500 fee for enrollment into the NAC Dealer Acceptance Program, which provides a source of funds for the qualified buyer, as well as a means of positive cash flow to the dealer on each and every sale. Annually thereafter, a $600 maintenance fee is assessed. A prospective customer who is interested in obtaining financing through NAC and its member dealers is required to complete a credit application in addition to a retail installment contract. These documents are then sent to NAC's Centralized Loan Processing Center.

         CENTRALIZED LOAN PROCESSING

         The Company consolidated all branch offices in early fiscal 1996 into one Centralized Loan Processing Center. This consolidation has greatly improved consistency in dealer services, increased efficiency in contract processing, enhanced employee productivity, as well as, strengthened management controls. Loan files are centrally located providing greater control and ease of access. The location of each file is tracked using a state of the art scanning system.

         Each credit application is reviewed for approval prior to contract acceptance in order to ensure that the Company's minimum underwriting criteria are met. Credit applicants are approved or rejected on individual merit by analyzing the four major areas that the industry considers important: stability (length of time at residence and employment), ability (payment and debt to income ratios), willingness (demonstrated desire to pay) and downpayment (commitment to vehicle purchase). The credit application is entered into an automated credit evaluation system custom developed by Fair, Isaac and Company, Inc. for initial risk analysis and the residence and employment are verified by credit support personnel. The application is then forwarded to the dealer's assigned Account Executive for final review. Experienced Account Executives (credit analysts) review the system generated statistics along with the specifics of each credit offering and then personally call the member dealer to discuss the decision. The personal call to the dealer enables the Account Executive to make recommendations as to how the terms and conditions of the loan can be improved. In addition to the credit review process, Account Executives are charged with maintaining an ongoing relationship with assigned dealers. Of the 400 or more credit applications processed daily, approximately 30% are rejected.

          Contracts are entered into a tracking data base, matched with the initial credit application and are reviewed for adherence to the terms and conditions set forth in the approval. Contracts are reviewed for compliance with Federal and State regulations as well as completeness of all NAC required documentation including written verification of residence and employment and phone verification of the terms of the contract with the customer in accordance with Company policy.

         Upon acceptance, dealers are advanced a percentage of the unpaid contract balance based on the model year of the automobile being financed, up to the applicable industry established book value of the vehicle, net of standard processing fees.

         The installment notes generally have initial terms ranging from 12 to 60 months with an average initial term of 32 months. The amount by which the customer's total installment note exceeds the dealer advance is recorded as dealer holdback. In addition to the dealer holdback, risk of loss to NAC is further mitigated by a secured interest in the vehicle financed and the pooling of all loans for each dealer.

         NAC receives 20% of all cash receipts related to the installment note for the management and collection of the outstanding debt. The balance remaining (80%) is next applied against the dealer's advance. Once all advances have been repaid, the dealer receives monthly payments in accordance with the terms of the dealer agreement. The dealer is provided a monthly statement which details all transactions on the dealer's account.

         SALES AND MARKETING

         NAC employs experienced sales and marketing personnel at corporate and in the field for the purpose of enrolling new dealers and providing services to existing dealers. It is the responsibility of field personnel to identify qualified dealer leads and promote the benefits of membership in the NAC financing program. This Field Area Manager provides training, consulting and product knowledge to the dealers. The more member dealers know about the revenue-producing benefits of NAC, the more they will utilize the program.

         Company sales personnel serve as NAC's Dealer Relations Department and demonstrate our commitment to providing quality dealer service.

         NAC also utilizes national direct marketing campaigns, trade show involvement and print advertising to build its image in an effort to stimulate more enrollments and generate increased contract volume. A cooperative advertising assistance program, unique to NAC, provides member dealers an opportunity to fund a portion of their advertising expenses through credits earned on the financing contracts. An in-house Marketing Department was formed and, in conjunction with the insight and recommendations provided by the

Dealer Advisory Board, introduced many new and innovative programs during the year including the NAC 150, which recognizes the top producing and performing dealers. These programs have proven beneficial in increasing the loyalty of member dealers.

         DEALER SELECTION AND ACCEPTANCE

         Management seeks to enroll reputable quality dealers by following written guidelines. Initially, an Area Manager visits the dealership and becomes familiar with its operation. If both parties wish to pursue a further business relationship, an application is completed and, at a minimum, trade and bank references, insurance coverage, valid current operating licenses and financial statements are obtained and verified. In addition, thorough background checks are performed on both the dealership as well as dealership principals.

         Dealers meeting Company standards are charged a non-refundable enrollment fee of $4,500 and sign a dealership agreement. The Company has the right to terminate this agreement in the event of default or misrepresentation and it is renewable annually with a $600 maintenance fee.

         COLLECTION

         NAC employs an experienced collection staff dedicated to the collection of its installment notes portfolio. The collection function is performed at the Company's corporate headquarters in Solon, Ohio. Collection personnel work staggered schedules generally from 8:00 a.m. to 8:00 p.m. depending on the region of the country to which they are assigned. The collection efforts of the individuals are aided by a computerized on-line receivables system and state of the art call management system with a predictive dialing feature. The call management system, which was expanded in March 1996, has greatly increased the productivity of the Collection Department and has enabled NAC to contact accounts before their first payment due date to verify contract terms and identify issues which may lead to potential future delinquencies. All accounts are called if payment is not made by the respective due date and calls are continually placed based upon the computerized priority system. Experience has demonstrated that collections improve through timely and frequent contact with customers.

         While this collection policy is aggressive, it provides the customer with the opportunity to catch-up past due balances, retain the vehicle and establish goodwill which will enhance their credit history.

         In those cases where repossessions are made, NAC pursues the collection of any deficiencies, either through corporate employees or outside agents. NAC collects "VSI" fees, in most states, which provide protection against chargebacks where the customer or car cannot be located or the customer's insurance has lapsed.

         Coupon payment books are sent to each customer and receipts are directed to retail lockboxes in Denver, Colorado and Richmond, Virginia. Customers who are delinquent are often directed to remit payment to NAC through Western Union's "Quick Collect" service.

         The status history of all customer loans is reported monthly to three major credit reporting agencies.

         CREDIT COUNSELING

         During the calling cycle, accounts are referred to our certified credit counselors who assist customers in restructuring their debt and repayment schedules with the Company.

         This team of well-educated credit counselors has been trained on consumer issues related to economics and hardships. This team works to solve credit problems of the business and helps the consumer keep the vehicle, which is generally needed as basic transportation to get to and from work.

         LOAN LOSS/CHARGE-OFF PROCEDURES

         When no customer payment is received for 120 days, the recognition of income is suspended. The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate to cover potential losses. Loans are charged-off on a loan by loan basis generally when no material payment has been received for one year. Principal balances are charged-off against the related dealer holdback first, and then against the allowance for loan losses, as necessary. An additional allowance for credit losses (the dealer advance reserve) is provided to protect NAC from advances that are not expected to be recovered from dealers.

         Repossession proceedings are generally initiated when an account is more than two months past due. The repossession process is accelerated for loans becoming delinquent in the first or second month.

         COMPETITION

         It is estimated that used car sales will total over $300 billion in 1996 and that as many as 25% to 30% of all Americans have some form of bad credit in their past disqualifying them from traditional bank, credit union or captive financing. The primary focus of NAC is providing financing to buyers who cannot qualify for traditional financing.

         NAC's direct competition consists of a growing number of national and regional finance companies which specialize in the used automobile sub-prime market and does not consider itself, at this time, to be in direct competition with banks, credit unions and captives. However, traditional lending institutions are entering this market in increasing numbers and will continue to challenge NAC's aggressive growth plans.

         Management believes that the most competitive factor in this industry is premium service to member dealers and superior collection performance, and that NAC competes favorably in both regards. The NAC Dealer Acceptance Program includes a number of benefits available to member dealers which further enhance our position in the marketplace. These exclusive benefits provide additional revenue centers for both NAC and the member dealer and include aftermarket products including auto warranty, floor plan financing (inventory financing), advertising assistance and ongoing training at no cost.

DEALERSHIP OPERATIONS
- ---------------------

         The dealership operations segment supplies and sells front-line ready
used automobiles to NAC member dealers.   This business unit also controls the
disposition of the retired rental units. Dealership operations generated $56.3 million in revenue from the sale of approximately 8,200 vehicles in fiscal 1996. Over 85% of these vehicles were sold to NAC member dealers.

         Disposition of the Company's retired rental fleet vehicles is centrally controlled by the dealership operations group. These vehicle sales professionals determine the most efficient and profitable means of disposal, either through NAC member dealers, wholesale or auction. The dealership operations group operated nine "Program Car Prep Centers" throughout most of fiscal 1996 and currently operates five prep centers which oversee the preparation and detailing of retired vehicles. The supply of retired rental units is expected to be depleted by April 1996 and operations are expected to be discontinued by the end of the second quarter of fiscal 1997.

DISCONTINUED OPERATIONS
- -----------------------

         Discontinued operations represent the automobile rental segment of the business which operated under the name of Agency Rent-A-Car ("ARAC") and its division, Altra Auto Rental. This segment rented cars on a short-term basis in the insurance replacement market. On September 30, 1995, ARAC operated a fleet of approximately 6,000 cars through a network of 230 offices in the United States when an agreement was reached with a subsidiary of Avis, Inc. ("Avis"). Certain assets were sold, principally consisting of tradename rights and delivery vehicles. The Company agreed to lease the rental fleet and perform, for a fee, certain administrative support services. Most of the office operating leases were short-term and assumable and many of the rental segment's employees were hired by Avis. All liabilities, including deferred taxes and self-insurance claims, were retained by the Company.

         Based upon certain contractual guidelines with Avis, the entire fleet should be retired by the end of the first quarter and sold by the end of the second quarter of fiscal 1997.

         ARAC maintained a staff of liability, physical damage and subrogation adjusters at corporate headquarters to administer insurance and claims. Their efforts were augmented by staff and outside attorneys. As was the case with all supporting departments, once the decision was made to dispose of the rental operation, certain staff and overhead expenses were critically reviewed and eliminated. Outsourcing commenced wherever it was deemed economical and practical. The insurance and claims administrative functions were gradually outsourced to an independent company specializing in this area.

EMPLOYEES
- ---------

         As of January 31, 1996, the Company employed a total of 350 people, none of which were covered by a collective bargaining agreement. The Company believes it maintains good relations with its employees.

SEGMENT REPORTING INFORMATION
- -----------------------------

         Financial information about the Company's industry segments is provided in Note M to the Company's consolidated financial statements on page 35 of this Form 10-K which is herein incorporated by reference.

Item 2.  Properties
- -------  ----------

         The Company's corporate headquarters and centralized operating centers are located in two four-story, 55,000 square feet office buildings owned by the Company in Solon, Ohio, a southeast suburb of Cleveland. The Company owns facilities in Beach City, Ohio (9,000 square feet) and Delran, New Jersey (12,000 square feet), which are used as automobile prep centers.

         The Company believes that its operational facilities and other properties are well maintained and adequate for its future operations.

Item 3.  Legal Proceedings
- -------  -----------------

         The Company self-insures for insurance claims relating to its discontinued fleet of vehicles as discussed in Note E to the Company's consolidated financial statements on page 29 of this Form 10-K which is herein incorporated by reference.

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to

- -------  -----------------

vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. The Company is a defendant in other legal proceedings as discussed in Note O to the Company's consolidated financial statements on page 37 of this Form 10-K which is herein incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

     A Special Meeting of Stockholders was held on December 27, 1995. The matter voted upon was the amendment of the Company's Certificate of Incorporation, Article SIXTH, to eliminate the requirement of a stockholder vote in connection with a merger or consolidation of the Company or a disposition of assets by the Company, except as required by the General Corporation Law of the State of Delaware and in connection with "Business Combination" and "Interested Person" as defined in Article SIXTH. Below summarizes the voting results on this matter:

                                               Votes
                                  Votes       Against                  Broker
                                in Favor   or Withheld  Abstentions  Non-Votes
                                --------   -----------  -----------  ---------
Amendment of Company's
Certificate of Incorporation,
Article SIXTH                 18,754,830   1,829,181     229,983     5,018,978

Executive Officers of the Registrant
- ------------------------------------

      Executive officers hold office until the annual meeting of the Board of Directors, subject to earlier removal by the Board of Directors.


         Name               Age                Position
  ------------------        ---                --------

  Sam J. Frankino           71            Chairman of the Board


  Robert J. Bronchetti      48            President, Chief Executive
                                          Officer and Director

  Edward T. Anderson        35            Executive Vice President, Sales and Wholesale Operations

  Thomas J. Dostart         41            Vice President, General Counsel
                                          and Secretary

  Davida S. Howard          49            Vice President-Finance and
                                          Controller

  R. Craig Johnson          51            Vice President, Marketing and
                                          Communications

- --------------------------------------------

  Gary J. Mooney                   48            Vice President, Auto Sales
                                                 and Service

  Alan J. Murrow                   37            Operations Controller


  James E. Smith, Jr.              41            Vice President, Operations and  Director

  Richard A. Tomaszewski           46            Vice President, Credit and
                                                 Collections

Sam J. Frankino
- ---------------

    Mr. Frankino, founder and majority stockholder of the Company, has served as the Chairman of the Board of Directors of the Company since 1969. Mr. Frankino has also served as Chief Executive Officer from 1969 to 1992 and from December 1993 until December 1994.


Robert J. Bronchetti
- --------------------

    Mr. Bronchetti, President and Chief Executive Officer, has been employed by the Company since May 1991 and was elected a Director in September 1993. Mr. Bronchetti has held the position of President since March 1994 and Chief Executive Officer since December 1994. Mr. Bronchetti previously held the positions of Executive Vice President and Chief Financial Officer, Vice President and Chief Financial Officer and Vice President of Finance and Treasurer. Prior to 1991, Mr. Bronchetti held various financial management positions with Engelhard Corporation and its wholly-owned subsidiary, The Harshaw Chemical Company.


Edward T. Anderson
- ------------------

    Mr. Anderson, Executive Vice President, Sales and Wholesale Operations, has been employed by the Company since 1983. Mr. Anderson held numerous positions with the Company including District Manager and Regional Director, National Sales Manager and Vice President of Wholesale Operations, prior to assuming his present duties in July 1995.


Thomas J. Dostart
- -----------------

    Mr. Dostart, Vice President, General Counsel and Secretary has been employed by the Company since February 1995. From May 1992 until January 1995, Mr. Dostart was General Counsel for Interactive Systems Corporation, a Kodak company, and successor organizations. Prior to May 1992, Mr. Dostart was employed by Amoco Corporation and Jones, Day, Reavis & Pogue as an attorney.

- --------------------------------------------

Davida S. Howard
- ----------------

    Ms. Howard, Vice President-Finance and Controller, has been employed by the Company since July 1990. Ms. Howard held the position of Controller prior to assuming her present duties in March 1994. Prior to July 1990, Ms. Howard was Vice President of Finance and Administration/Controller with SNS Properties, Inc. and an Audit Manager with Price Waterhouse & Co.


R. Craig Johnson
- ----------------

    Mr. Johnson, Vice President, Marketing and Communications, has been employed by the Company since June 1995. From 1987 until June 1995, Mr. Johnson was President of Adverama, an advertising company. Prior to 1987, Mr. Johnson held various positions with advertising agencies such as Karis Advertising, Leo Burnett and D'Arcy.


Gary J. Mooney
- --------------

    Mr. Mooney, Vice President, Auto Sales and Service, has been employed by the Company since January 1990. Mr. Mooney held the positions of Regional Director and National Director, Vehicle Sales prior to assuming his present position in May 1993.


Alan J. Murrow
- --------------

    Mr. Murrow, Operations Controller, has been employed by the Company since June 1994. From September 1983 until May 1994, Mr. Murrow held the position of Corporate Controller for three companies in the financing, trucking, and service industries. Prior to September 1983, Mr. Murrow was employed by Deloitte, Haskins & Sells.


James E. Smith, Jr.
- -------------------

    Mr. Smith, Vice President of Operations, has been employed by the Company since May 1993 and was elected a Director in November 1995. Mr. Smith held the positions of Regional Director and Regional Vice President, Operations prior to assuming his present position in July 1994. For six years prior to May 1993, Mr. Smith was Branch Operations Manager for Chrysler Credit Corporation.


Richard A. Tomaszewski
- ----------------------

    Mr. Tomaszewski, Vice President, Credit and Collections, has been employed by the Company since December 1991. Mr. Tomaszewski held the positions of Manager, Director of Operations and Director of Collections prior to assuming his present duties in January 1995. From March 1991 until December 1991, Mr. Tomaszewski was Assistant Credit Manager with Ford Consumer Finance, Inc. Prior to March 1991, Mr. Tomaszewski held various positions with TransOhio Savings Bank, including that of Consumer Loan Manager.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and
         -----------------------------------------
         Related Stockholder Matters
         ---------------------------

MARKET INFORMATION

  The Company's common stock, $.05 par value, traded on the NASDAQ Stock Market under the symbol NACC through July 31, 1995. On August 1, 1995, the Company began trading on the New York Stock Exchange under the symbol NAK. The following table reflects the high and low sales prices for the Company's common stock during the periods indicated as reported by NASDAQ and the New York Stock
Exchange:


                                                 High                Low
                                                -------            -------
Year ended January 31, 1996
  First Quarter .......................         $  11 3/4          $  10
  Second Quarter ......................            14 7/8             10
  Third Quarter .......................            19 1/4             13
  Fourth Quarter ......................            17 7/8             10 3/4

Year ended January 31, 1995
  First Quarter .......................         $  15              $  11 7/8
  Second Quarter ......................            14                 10 5/8
  Third Quarter .......................            13 3/4             11 1/8
  Fourth Quarter ......................            12 1/8              9 3/8



STOCKHOLDERS

     There were 1,379 stockholders of record of the Company's common stock as of March 29, 1996.

DIVIDENDS

     It has been the Company's policy to retain earnings to finance the growth of its business and reduce outstanding debt; accordingly the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 1996 and 1995.

Item 6. SELECTED FINANCIAL DATA - Set forth below is selected financial data with respect to the income statements of the Company for the five years ended January 31, 1996, and with respect to the balance sheets of the Company at January 31 in each of those years (thousands of dollars, except per share amounts).


                                                        1996           1995             1994             1993             1992
                                                     --------       --------         --------         --------         --------
REVENUE
Financial services                                   $ 39,709       $ 22,401         $  7,419         $    342
 Dealership operations                                 56,333         64,651           73,303           48,949         $  9,229
                                                     --------       --------         --------         --------         --------
    Total                                            $ 96,042       $ 87,052         $ 80,722         $ 49,291         $  9,229

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                         $ 20,612       $ 10,573         $    985         $   (871)        $   (395)

DISCONTINUED OPERATIONS,
  NET OF TAX(1)                                        (3,644)        11,830           17,253           17,677           17,579
                                                     --------       --------         --------         --------         --------

NET INCOME                                           $ 16,968       $ 22,403         $ 18,238         $ 16,806         $ 17,184
                                                     ========       ========         ========         ========         ========

EARNINGS (LOSS) PER SHARE
   Continuing operations                             $    .80       $    .41         $    .04         $   (.03)        $   (.01)
   Discontinued operations                               (.14)           .46              .68              .69              .69
                                                     --------       --------         --------         --------         --------
      Total                                          $    .66       $    .87         $    .72         $    .66         $    .68
                                                     ========       ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (000's)                          25,783         25,814           25,468           25,443           25,401
                                                     ========       ========         ========         ========         ========



GROSS INSTALLMENT NOTES RECEIVABLE                   $351,312       $193,456         $ 93,233         $  5,130
TOTAL ASSETS                                          342,112        321,189          350,921          406,076         $372,397
TOTAL OPERATING DEBT                                    3,546         10,192           68,491          145,308          125,800
STOCKHOLDERS' EQUITY                                  217,663        199,228          177,257          157,054          141,574
PERCENT OF OPERATING DEBT TO
  TOTAL CAPITAL                                           1.5%           4.4%            24.6%            44.0%            42.9%
NUMBER OF EMPLOYEES                                       350          1,000            1,600            2,900            2,900

Certain prior year amounts have been reclassified to conform with the current year presentation.

(1) See Note P to the Company's consolidated financial statements on page 38 of this Form 10-K which is herein incorporated by reference for further discussion of discontinued operations.

Item 7.       Management's Discussion and Analysis of Financial
- -------       -------------------------------------------------
              Condition and Results of Operations
              -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

Overview
- --------

              National Auto Credit, Inc., a leading provider of financing for sub-prime automobile loans, was successful in fiscal 1996 in increasing its automobile loan portfolio to $351 million from $193 million at the end of fiscal 1995. This was accomplished through $306 million in new loan originations. The growth of the Company's installment receivable portfolio drove income from continuing operations to $20.6 million, or $10.0 million over the prior year. Revenue of the Company increased to $96.0 million in fiscal 1996, up from $87.1 million in fiscal 1995. It is anticipated that the Company's income from continuing operations will continue to show significant increases as the Company continues to grow its installment receivable portfolio in the very large sub-prime finance industry.

              On August 1, 1995, the Company's common stock began trading on the New York Stock Exchange under the symbol NAK. In addition, on March 25, 1996, the Company's Board of Directors declared a ten percent stock dividend payable April 30, 1996 to shareholders of record on April 15, 1996.

              Previously, the Company operated in the auto insurance replacement rental business under the name of Agency Rent-A-Car. This business was sold to a subsidiary of Avis, Inc. on September 30, 1995, thereby allowing the Company to focus its full resources on the sub-prime auto financing segment.

Revenue Distribution
                                                                1996        1995      1994
                                                              -------     -------    ------
                  Income From Continuing
                    Operations Before Taxes                     34.0%      18.9%       2.0%
                  Interest Expense                               1.0         .8         .4
                  General and Administrative
                    Expense                                      6.4        6.3        6.9
                  Operating Expense                             58.6       74.0       90.7
                                                             -------     ------     ------
                  Total Revenue                                100.0%     100.0%     100.0%
                                                             =======     ======     ======


Financial Services
- ------------------

                  The Company's financial services subsidiary, NAC, Inc. ("NAC"), had revenue of $39.7 million, a 77% increase over the $22.4 million of revenue earned during fiscal 1995. Financial services revenue also increased to $22.4 million in fiscal 1995 from $7.4 million in fiscal 1994. This revenue growth, consisting predominantly of finance charge income, is attributable to the growth in the gross installment notes receivable portfolio and in its enrolled dealer base as follows:

- ------------------

                      Gross Installment                 Number of
Balance as of         Notes Receivable       Number      Enrolled
 January 31,           (in Millions)      of Contracts   Dealers
- -------------         ----------------    ------------  ---------
    1993                 $  5.1               1,000          100
    1994                   93.2              12,900          900
    1995                  193.5              28,400        1,400
    1996                  351.3              53,000        2,300

                  Also included in financial services revenue are net enrollment fees, net loan origination fees which are amortized as yield adjustment, paid late charges and commissions earned from the sale of warranties, for which NAC bears no liability. Total fee income increased to $4.6 million up from $1.9 million in fiscal 1995. Warranty commissions should continue to expand through increased loan volume and market penetration.

                  During most of fiscal 1996, NAC operated one consolidated loan processing center located at the Company's corporate headquarters in Solon, Ohio. This compares to the six branch locations which operated during the first nine months of fiscal 1995, three of which were consolidated during the fourth quarter of fiscal 1995 and the remaining three which were consolidated during the first quarter of fiscal 1996. This consolidation has proven to be very effective in enabling NAC to improve its level of service, consistency and support of its member dealers as well as gaining greater management control of the process. This consolidation, as well as the benefit of additional fee income, has increased the operating margin (revenue less direct operating costs) by over two percentage points to 89.7% from last year.

                  The percentage breakdown of NAC's operating expenses for fiscal 1996, 1995 and 1994 is as follows:

                                   1996        1995       1994
                                   ----        ----       ----
Salaries and Benefits              70.0%       57.8%      60.3%
Professional Services               7.1         3.6        3.6
Office Supplies                     7.0        10.1        9.3
Telephone                           5.4         8.8        5.7
Travel                              2.9         8.5        8.3
Advertising                         2.6         6.0        7.8
Rent and Utilities                  3.5         4.1        3.2
Other                               1.5         1.1        1.8
                                  -----       -----      -----
Total                             100.0%      100.0%     100.0%
                                  =====       =====      =====

                  Operating expenses were 1.8% and 2.3% of average net installment notes receivable for fiscal years 1996 and 1995, respectively. NAC operating expenses increased from $2.8 million in fiscal 1995 to $4.1 million in the current fiscal year. Similarly, operating expenses in fiscal 1994 of $.9 million increased to $2.8 million in fiscal 1995. The increases are primarily due to the growth in portfolio servicing staff.

- ------------------

                  Non-performing loans as a percent of the total receivable portfolio increased from 13.3% to 18.1% due primarily to the aging of the portfolio. The gross charge-off rate as a percent of average gross receivables remained relatively consistent from last year to this year at 9.8%.

                  NAC maintains two different allowances for credit losses:
one netted against gross installment notes receivable to predominantly reserve for interest income earned but not yet received ($2.6 million at January 31, 1996 compared with $1.1 million at January 31, 1995) and one netted against dealer advances which is included in dealer holdbacks, net ($6.8 million at January 31, 1996 compared with $2.4 million at January 31, 1995). This dealer advance reserve is maintained in the event the collectibility of a dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. NAC records an addition to these reserves as a provision against income and/or fees contractually charged to member dealers. In the opinion of management, these allowances for credit losses provide adequate reserves for current and anticipated future losses. The increase in these allowances is primarily attributable to the increase in gross installment receivables outstanding and the maturity of the loan portfolio.

                  Management continually evaluates the allowances for credit losses using a variety of criteria which primarily includes: charge-off experience, estimates of collectibility based on aging and delinquency of the portfolios and underlying collateral, both in total and on a dealer by dealer basis. Although NAC uses many factors in assessing the adequacy of these allowances, there is no precise method for accurately determining the ultimate losses and whether they would vary from current estimates.

                  During fiscal 1996 many new innovative products were introduced providing a higher level of service and benefits to our member dealers. The dealer advance criteria was revised to also consider the model year of the car purchased. Credit counselors were hired and trained to analyze customer payment plans and assist with their monthly budgeting. NAC began reporting customer monthly payment history to three major credit reporting agencies. Management expects that through the continual refinement of existing programs, the Company's increasing emphasis on improving dealer relations and the further development of a field sales organization, NAC will maintain a leadership role in the alternative financial services industry, with a gross receivable portfolio approaching $500 million by fiscal year end 1997.


Dealership Operations
- ---------------------

                  Dealership operations represent the Company's used car sales subsidiary operating under the name of National Motors, Inc. ("NMI"). Revenue decreased to $56.3 million on the sale of 8,200

- ---------------------

cars from $64.7 million on the sale of 8,900 cars during fiscal
1995. Revenue decreased to $64.7 million in fiscal 1995 from $73.3 million in fiscal 1994, as the number of cars sold decreased to 8,900 from 12,200.

                  Cost of sales in fiscal 1996 decreased to $52.3 million from $61.6 million and $72.3 million in fiscal 1995 and 1994, respectively, as a result of decreased sales volume and due to a decreased average cost per car.

                  Management of the Company decided in March 1996 to discontinue this business once the current supply of inventory vehicles has been depleted. It is expected that this process will be completed by the end of the second quarter of fiscal 1997 with no operating income expected for the year.

General and Administrative
- --------------------------

                  General and administrative expenses for fiscal 1996 remained constant as a percentage of total revenue with the same period from one year ago. General and administrative expenses for fiscal 1996 were $6.1 million, or 6.4% of total revenue, compared with $5.4 million, or 6.3% of total revenue in fiscal 1995. Similarly, general and administrative expenses for fiscal 1994 were $5.6 million, or 6.9% of total revenue.

Interest
- --------

                   Interest expense increased from $.7 million to $1.0 million this year due to an increase in the Company's effective cost of borrowing to 6.0% from 4.1%, and an increase in average debt to $13.2 million for the year ended January 31, 1996 from $10.6 million for the year ended January 31, 1995. Interest expense is predominantly from notes payable used by the Company to purchase treasury stock. The higher average debt level for fiscal 1996 is primarily due to the purchase of approximately $2.9 million of treasury stock during the fourth quarter of fiscal 1995 and $.8 million in the first quarter of fiscal 1996. The increase in interest expense from $.3 million in fiscal 1994 to $.7 million in fiscal 1995 was due to a higher effective interest rate of 4.1% in fiscal 1995 compared with 3.4% in fiscal 1994 and an increase in average debt outstanding.

Income Taxes
- ------------

                  The provision for income taxes in fiscal 1996 increased from $5.9 million in fiscal 1995 to $12.0 million due to an increase in pre-tax income from continuing operations and a slightly higher effective tax rate.

                  The provision for income taxes in 1995 increased to $5.9 million from $.7 million in fiscal 1994 due to increased pre-tax income partially offset by a lower effective tax rate.

Discontinued Operations
- -----------------------

                  During fiscal 1996, the Company entered into an agreement with a subsidiary of Avis, Inc. to dispose of its automobile rental operations through the sale of certain assets (including the tradename, Agency Rent-A-Car) and through certain leases, as disclosed in Note P to the consolidated financial statements.

                  Discontinued revenue and most of the related operating expenses decreased during fiscal 1996, as the fleet decreased from approximately 12,000 cars at January 31, 1995, to 6,500 vehicles which have been leased by Avis since October 1, 1995. Maintenance expense and bad debt expense increased as a percent of revenue due to an aging fleet and the impact of discontinuing the rental operations. Claims expense decreased 41% from fiscal 1994 to 1995 and 59% from fiscal 1995 to the eight months ended September 30, 1995. These decreases are directly proportionate to the decline in average fleet. The claims reserve was adjusted monthly based upon estimated actuarial calculated rates applied to the average rental fleet. These rates, as well as the reserve balance, are revised at least annually based upon the results of an independent actuarial study, as was the case during the fourth quarter of fiscal 1996. The fourth quarter charge of $3.3 million reflects the results of the comprehensive actuarial study, as well as further staff reductions and the outsourcing of the claims processing function. Due to uncertainties inherent in the estimation process, it is possible that claims reserves will be further revised in the future.

IMPACT OF INFLATION
- -------------------

                  The Company is affected by inflation primarily through its impact on operating costs and expenses and interest expense.

         The impact of inflationary pressures on operating costs and expenses has been offset by the Company's continued emphasis on tight operating and cost controls, automation, as well as its ability to generate and increase fees in its finance business.

                  The impact of potential escalating interest rates is mitigated by the Company's agreement with NAC member dealers which provides for the assessment of interest charges to the dealer on outstanding advances at a variable rate that fluctuates with the prime rate.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

                  The Company's primary sources of internally generated funds include net cash provided by operating activities, principal collected on installment notes receivable, proceeds from sale of rental automobiles and proceeds received during the third quarter of this year from the sale of discontinued operations.

- -------------------------------

                  External sources of funds available to the Company at January 31, 1996 consist of $200 million in unsecured short-term commercial paper, $76 million in unsecured uncommitted short-term bank lines of credit and $40 million in unsecured committed bank lines of credit, none of which have compensating balance requirements. The committed bank facility expires on June 28, 1996. Outstanding borrowings at January 31, 1996 amounted to $16.9 million in unsecured uncommitted short-term lines of credit. The funds generated from the sale of rental automobiles will decrease during fiscal 1997 as the supply of cars is exhausted.

                  The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements as necessary, and to finance future growth throughout fiscal 1997.

                  The ratio of operating debt to total capital was 1.5% at January 31, 1996 and 4.4% at January 31, 1995. It is anticipated that debt levels will increase through the end of fiscal 1997 primarily to fund the increased growth in new installment contracts.

                  The Company does not intend on utilizing its commercial paper program and plans on maintaining its financial flexibility by renegotiating the unsecured committed bank lines of credit, increasing the commitment to $50 million and with uncommitted short-term bank lines. The Company is currently exploring options regarding the most cost effective means of providing for the longer term capital requirements of the Company.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio

We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Deloitte & Touche LLP
Cleveland, Ohio
March 25, 1996

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                                                 January 31,
                                                                       --------------------------------
ASSETS                                                                   1996                    1995
                                                                       --------                --------
Cash and cash equivalents                                              $  1,665              $      398
Installment notes receivable,
  net (Note B)                                                          293,890                 164,154
Dealership inventory                                                      5,794                  23,406
Property and equipment, net of
  accumulated depreciation of
  $5,442 and $4,314, respectively                                         9,175                  10,228
Other assets                                                             12,897                  12,677
Assets related to discontinued
  operations (Note P)                                                    18,691                 110,326
                                                                       --------                --------
                                                                       $342,112                $321,189
                                                                       ========                ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Dealer holdbacks, net (Note C)                                       $ 58,864                $ 33,816
  Self-insurance claims (Note E)                                         12,712                  24,475
  Notes payable  (Note F)                                                13,354                  12,469
  Operating debt (Note G)                                                 3,546                  10,192
  Deferred and accrued
    income taxes (Note H)                                                17,379                  22,543
  Other liabilities (Note D)                                             18,594                  18,466
                                                                       --------                --------
                                                                        124,449                 121,961
                                                                       --------                --------
COMMITMENTS AND CONTINGENCIES (Note O)                                     --                      --

Stockholders' Equity (Note I)
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                            --                      --
  Common stock - $.05 par value,
    authorized 30,000,000 shares,
    27,183,217 and 26,946,679
    shares issued, respectively                                           1,359                   1,348
  Additional paid-in capital                                            128,133                 125,695
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,349 and $1,253, respectively                                   99,793                  82,921
  Treasury stock, at cost, 1,298,568 and
    1,217,668 shares, respectively                                      (11,622)                (10,736)
                                                                       --------                --------
                                                                        217,663                 199,228
                                                                       --------                --------
                                                                       $342,112                $321,189
                                                                       ========                ========

See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                                Years Ended January 31,
                                                                      ------------------------------------------
                                                                        1996             1995             1994
                                                                      --------         --------         --------
REVENUE
  Financial services                                                  $ 39,709         $ 22,401         $  7,419
  Dealership operations                                                 56,333           64,651           73,303
                                                                      --------         --------         --------
     Total                                                              96,042           87,052           80,722

COSTS AND EXPENSES
  Cost of goods sold and operating
   expenses:
    Financial services                                                   4,086            2,829              875
    Dealership operations                                               52,273           61,618           72,321
  General and administrative                                             6,095            5,447            5,551
  Interest                                                                 981              690              324
                                                                      --------         --------         --------
     Total                                                              63,435           70,584           79,071
                                                                      --------         --------         --------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                   32,607           16,468            1,651

  Provision for income taxes (Note H)                                   11,995            5,895              666
                                                                      --------         --------         --------
INCOME FROM CONTINUING OPERATIONS                                       20,612           10,573              985
                                                                      --------         --------         --------
DISCONTINUED OPERATIONS,
  NET OF TAX (Note P)
  Income (loss) from operations                                         (3,432)          11,830           17,253
  Loss on disposal of operations                                          (212)             --               --
                                                                      --------         --------         --------
                                                                        (3,644)          11,830           17,253
                                                                      --------         --------         --------
NET INCOME                                                            $ 16,968         $ 22,403         $ 18,238
                                                                      ========         ========         ========

EARNINGS (LOSS) PER SHARE
  Continuing operations                                               $    .80         $    .41         $    .04
  Discontinued operations                                                 (.14)             .46              .68
                                                                      --------         --------         --------
                                                                      $    .66         $    .87         $    .72
                                                                      ========         ========         ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                            25,783           25,814           25,468
                                                                      ========         ========         ========





See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)



                                 Common Stock                                            Foreign
                              --------------------     Additional                        Currency
                               Shares        Par         Paid-In        Retained       Translation        Treasury
                               (000's)      Value        Capital        Earnings        Adjustment         Stock           Total
                              --------     -------     ----------       --------       -----------       ---------       --------
BALANCE,
  JANUARY 31, 1993             26,349      $  1,317      $120,218       $ 43,533        $   (292)         $ (7,722)      $157,054

  Net income                                                              18,238                                           18,238
  Stock issued under
    benefit plans
    (Note J)                      300            16         2,687                                                           2,703
  Treasury stock
    purchases
       (Note I)                                                                                               (135)          (135)
  Foreign currency
    translation                                                                             (603)                            (603)
                              -------      --------      --------       --------        --------          --------       --------

BALANCE,
  JANUARY 31, 1994             26,649         1,333       122,905         61,771            (895)           (7,857)       177,257

  Net income                                                              22,403                                           22,403
  Stock issued under
    benefit plans
    (Note J)                      298            15         2,790                                                           2,805
  Treasury stock
    purchases
       (Note I)                                                                                             (2,879)        (2,879)
  Foreign currency
    translation                                                                             (358)                            (358)
                              -------      --------      --------       --------        --------          --------       --------

BALANCE,
  JANUARY 31, 1995             26,947         1,348       125,695         84,174          (1,253)          (10,736)       199,228

  Net income                                                              16,968                                           16,968
  Stock issued under
    benefit plans
    (Note J)                      236            11         2,438                                                           2,449
  Treasury stock
    purchases
       (Note I)                                                                                               (886)          (886)
  Foreign currency
    translation                                                                              (96)                             (96)
                              -------      --------      --------       --------        --------          --------       --------

BALANCE,
  JANUARY 31, 1996             27,183      $  1,359      $128,133       $101,142        $ (1,349)         $(11,622)      $217,663
                              =======      ========      ========       ========        ========          ========       ========





See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)


                                                                                     Years Ended January 31,
                                                                            -----------------------------------------
                                                                              1996            1995             1994
                                                                            --------        --------         --------
Cash Flows from Operating Activities
  Net income                                                                $ 16,968        $ 22,403         $ 18,238
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           16,420          36,660           61,338
      Interest income on dealer advances                                      (9,098)         (3,507)            (405)
      Provision for credit losses                                              4,492           1,924            1,710
      Loss on sale of discontinued operations                                    212             --               --
      Deferred income taxes                                                  (11,866)         (6,382)           1,727
      Changes in operating assets and liabilities:
        Accounts receivable                                                    7,304           6,947           10,773
        Current income taxes payable                                           3,165          (4,120)           3,093
        Other liabilities                                                    (11,185)           (977)          (5,481)
        Self-insurance claims                                                (11,763)         (9,950)         (12,375)
        Other operating assets and liabilities                                 5,642           5,228            4,531
                                                                            --------        --------         --------
      Net cash provided by operating activities                               10,291          48,226           83,149
                                                                            --------        --------         --------
Cash Flows from Investing Activities
  Proceeds from the sale of discontinued operations                           20,524             --               --
  Purchase of rental automobiles                                                 (91)        (16,882)         (60,398)
  Proceeds from sale of rental automobiles                                    34,541          29,544           68,963
  Purchase of dealership inventory                                           (10,419)         (5,226)          (2,814)
  Purchase of other property and equipment                                      (702)           (592)          (3,634)
  Principal collected on installment notes receivable                         85,403          45,527           10,032
 Advances to dealers and payments of dealer
    holdbacks                                                               (133,986)        (44,513)         (21,976)
  Other investing activities, net                                               --              (592)             770
                                                                            --------        --------         --------
      Net cash provided by (used in) investing
        activities                                                            (4,730)          7,266           (9,057)
                                                                            --------        --------         --------
Cash Flows from Financing Activities
  Net principal payments on operating debt
   and notes payable                                                          (5,761)        (55,420)         (76,682)
  Payments to acquire treasury stock                                            (886)         (2,879)            (135)
  Stock issued under benefit plans                                             2,449           2,805            2,703
  Other financing activities, net                                                (96)           (358)            (603)
                                                                            --------        --------         --------
      Net cash used in financing activities                                   (4,294)        (55,852)         (74,717)
                                                                            --------        --------         --------
Increase (decrease) in cash and cash equivalents                               1,267            (360)            (625)
Cash and cash equivalents at beginning of year                                   398             758            1,383
                                                                            --------        --------         --------
Cash and cash equivalents at end of year                                    $  1,665        $    398         $    758
                                                                            ========        ========         ========


Supplemental Disclosures of Cash Flow Information
  Interest paid                                                             $  1,203        $  2,520         $  5,929
                                                                            ========        ========         ========
  Income taxes paid                                                         $ 19,056        $ 23,673         $  7,109
                                                                            ========        ========         ========





See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE A - Summary of Significant Accounting Policies
         ------------------------------------------

NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION:
National Auto Credit, Inc. (the "Company") began operations in 1969. Since October 1992, the Company has operated as an alternative finance source for independent automobile dealerships throughout the United States. The primary business of the Company is to provide financing in the sub-prime auto loan market through member dealerships for their customers who have limited access to financing through more traditional lending sources.

The Company previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market.

The Company also has a dealership operation that sells used cars that are retired from the rental fleet, primarily to member dealers of the Company's financial services business. This segment will be discontinued during fiscal 1997 as the rental fleet is depleted.

The Company has member dealers in 45 states with no individual dealer's portfolio exceeding 2% of total installment notes receivable. These notes are from retail consumers residing in all 50 states, with no individual state accounting for more than 10% of total installment notes receivable, except North Carolina with 14.2%. The next five largest states, Ohio, Texas, Maryland, Pennsylvania and New Jersey, account for 35.3% of total installment notes receivable. The customer's ability to repay the loan may be dependent on economic conditions in these states. Risk of loss is mitigated by a security interest in the vehicles sold, dealer holdbacks and loan loss reserves.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of National Auto Credit, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

FINANCIAL SERVICES REVENUE:
FINANCE CHARGE INCOME:    Upon acceptance of retail installment contracts,
gross installment notes receivable are recorded net of unearned finance charges which are equal to the amount of the Company's discount. Finance charges are recognized as income using the interest method over the life of the applicable contract. Accrual of finance charges is suspended when a loan becomes 120 days contractually past due and a reserve is provided for previously earned but unpaid income. When the loan becomes current, the accrual is resumed and past-due income is recognized.

FEE INCOME:   Non-refundable enrollment fees are charged to each dealer upon acceptance as a member in the financing program and maintenance fees are charged annually thereafter. These fees are deferred and amortized on a straight-line basis over twelve months, net of the related direct incremental costs associated with the enrollment fee. Loan origination fees, net of related direct costs, are deferred and amortized over the life of the loan.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

CREDIT LOSSES:
The Company provides allowances for credit losses at a level considered by management to adequately cover current and future losses.

ALLOWANCE FOR LOAN LOSSES: This allowance is provided for installment notes receivable with no related dealer holdbacks and for earned but unpaid finance charges. The installment notes receivable portfolio is reviewed regularly. Loans are charged-off on a loan by loan basis when no material payment has been received for one year. Principal balances are charged off against the related dealer holdback first, and then against the allowance for loan losses, as necessary.

DEALER ADVANCE RESERVE: This allowance is provided for advances that are not expected to be recoverable either from the collection of the dealer's loan portfolio or directly from the dealer, either by a charge to income or from specific fees collected from dealers. Advances are written-off on a dealer by dealer basis when collection efforts have been exhausted and there have been no loan additions during the prior twelve months.

DEALERSHIP INVENTORY:
Dealership inventory is stated at lower of depreciated cost or estimated wholesale market.

PROPERTY AND EQUIPMENT:
Property and equipment is stated at cost, less accumulated depreciation, and is depreciated using the straight-line method over its estimated useful life.

Rental automobiles, included in assets related to discontinued operations, are stated at cost less related purchase discounts and incentives. Rental automobiles are depreciated, while in service, using the straight-line method at rates which generally range from 1.0% to 1.9% of capitalized cost per month, depending on make, model and time of year placed into service. The rate was calculated using an estimated in-service life of 33 months and an anticipated residual value at the end of this period, which is estimated using prior disposition experience and independently published used automobile values.

Gains and losses upon the sale of rental automobiles are either recorded as an adjustment to depreciation expense of discontinued operations, or are included in dealership operations, depending on the method of disposal. The net gain from the sale of automobiles totalled $6,050,000, $3,874,000 and $2,431,000 for the years ended January 31, 1996, 1995 and 1994, respectively. The number of automobiles sold by the Company was 12,571, 11,055 and 16,538 in fiscal 1996, 1995 and 1994, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

INCOME TAXES:
Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. In addition, as was the case in fiscal 1994, deferred income taxes are adjusted to reflect new tax rates when they are enacted into law.

ESTIMATES:
The preparation of financial statements and the accompanying notes in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION:
For the Company's Canadian subsidiaries, currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity.

EARNINGS PER SHARE:
Earnings per share is computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect.

CASH EQUIVALENTS:
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE B - Installment Notes Receivable, Net
         ---------------------------------

The components of installment notes receivable are as follows:

                                                                       January 31,
                                                               -------------------------
                                                                 1996             1995
                                                               --------         --------
                                                                    (in thousands)
Gross installment notes receivable                             $351,312         $193,456
Unearned income                                                 (54,835)         (28,195)
Allowance for loan losses                                        (2,587)          (1,107)
                                                               --------         --------
Installment notes receivable, net                              $293,890         $164,154
                                                               ========         ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE B - Installment Notes Receivable, Net (cont.)
         ---------------------------------

A summary of changes in gross installment notes receivable is as follows:

                                                                 Twelve Months Ended
                                                                      January 31,
                                                               -----------------------
                                                                 1996           1995
                                                               --------       --------
                                                                    (in thousands)
Balance, beginning of year                                     $193,456       $ 93,233
Contracts accepted                                              306,001        181,625
Cash collected                                                 (121,542)       (67,394)
Charge-offs against:
  Dealer holdback                                               (18,209)        (7,935)
  Unearned income/allowance                                      (8,394)        (6,073)
                                                               --------       --------
Balance, end of year                                           $351,312       $193,456
                                                               ========       ========

Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 60 months with an average initial term of 32 months and an initial gross amount of $8,500. At January 31, 1996 and 1995, the average remaining note term was 23 months. The notes are collateralized by the related vehicle sold.

At January 31, 1996 and 1995, the accrual of interest income was suspended on 18.1% and 13.3% of net installment notes receivable, respectively, which were 120 days contractually past due.

On January 31, 1996, contractual maturities of gross installment notes receivable were as follows (in thousands of dollars):

Fiscal year:   1997                                            $182,057
               1998                                             105,828
               1999                                              50,165
               2000                                              10,886
               2001                                               2,376
                                                               --------
               Total                                           $351,312
                                                               ========

The above information should not be used to project future cash flows as it is the Company's experience that a portion of the installment receivable portfolio may be paid subsequent to due date, paid in full, or charged-off prior to contractual maturity dates.

The Company has outstanding $1,595,000 and $7,057,000 of installment notes receivable with no related dealer holdbacks at January 31, 1996 and 1995, respectively. Early in fiscal 1995, the Company ceased entering into these types of receivables. Changes in the allowance for loan losses, which are provided for these installment notes receivable and for earned but unpaid finance charges on the entire portfolio are as follows:

                                                                 Twelve Months Ended
                                                                      January 31,
                                                               -----------------------
                                                                 1996           1995
                                                               --------       --------
                                                                    (in thousands)
Balance, beginning of year                                     $  1,107       $    914
Provision for loan losses                                         1,958            880
Net charge-offs                                                    (478)          (687)
                                                               --------       --------
Balance, end of year                                           $  2,587       $  1,107
                                                               ========       ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE C - Dealer Holdbacks
         ----------------

Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing at the prime rate less 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid until substantially all advances related to a particular dealer have been recovered. The components of dealer holdbacks are as follows:

                                                        January 31,
                                                 -----------------------
                                                    1996         1995
                                                 ---------     ---------
                                                      (in thousands)
Dealer holdbacks                                 $ 274,927     $ 140,312
Advances                                          (222,830)     (108,872)
                                                 ---------     ---------
                                                    52,097        31,440
Dealer advance reserve                               6,767         2,376
                                                 ---------     ---------
Dealer holdbacks, net                            $  58,864     $  33,816
                                                 =========     =========

A summary of changes in the dealer advance reserve is as follows:

                                                   Twelve Months Ended
                                                        January 31,
                                                 -----------------------
                                                    1996          1995
                                                 ---------     ---------
                                                      (in thousands)
Balance, beginning of year                       $   2,376     $     800
Advance reserve fees                                 2,531           538
Provision for advance losses                         2,534         1,044
Net charge-offs                                       (674)           (6)
                                                 ---------     ---------
Balance, end of year                             $   6,767     $   2,376
                                                 =========     =========


NOTE D - Other Liabilities
         -----------------

Other liabilities are as follows:

                                                        January 31,
                                                 -----------------------
                                                    1996          1995
                                                 ---------     ---------
                                                      (in thousands)
Accounts payable                                 $   9,221     $   5,065
Accrued expenses                                     5,737         9,358
Deferred capital contributions                       3,636         4,043
                                                 ---------     ---------
                                                 $  18,594     $  18,466
                                                 =========     =========

The Company is a limited partner in certain affordable housing investments that generate benefits in the form of tax credits. In connection with its investments in affordable housing limited partnerships, which are included as other assets in the balance

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE D - Other Liabilities (cont.)
         -----------------

sheet, the Company is required as of January 31, 1996 to make future contributions of $3,636,000, plus interest at an average rate of 8.9% per annum in varying amounts over the next seven years as follows:

Fiscal year:          1997                          $390,000
                      1998                           508,000
                      1999                           533,000
                      2000                           566,000
                      2001                           593,000
                      2002                           614,000
                      2003                           432,000

Management anticipates that the cash flow from the tax benefits generated by these investments will exceed the additional contribution requirements.

NOTE E - Self-Insurance Claims
         ---------------------

The Company is primarily self-insured for bodily injury and property damage up to its retained limits relating to its fleet of vehicles included in discontinued assets. This self-insurance program provides protection to the Company and to its employees operating Company vehicles within the scope of their employment. Prior to October 1, 1995 this self-insurance program provided protection to renters of Company vehicles to the extent required by the applicable state laws and/or provided under the terms of the rental agreement. On October 1, 1995, a subsidiary of Avis, Inc. assumed this responsibility for new claims incurred relating to Avis rental agreements pursuant to the terms of a leasing agreement for the Company's rental fleet (see Note P to the consolidated financial statements).

The Company estimates its liability for self-insurance claims based upon a comprehensive actuarial analysis of reported and incurred but not reported claims. Changes in estimates of claim costs resulting from this analysis are recognized in income in the period in which the estimates are changed. The fiscal 1996 actuarial analysis estimates that future claim payments could range from $12,318,000 to $17,862,000. Due to uncertainties inherent in the estimation process, it is reasonably possible that the claims reserve will be further revised during fiscal 1997. Self-insurance claims expense, included in discontinued operations, was $6,854,000, $8,604,000 and $14,417,000, for 1996,
1995 and 1994, respectively.

The Company carries excess automobile liability insurance for bodily injury and property damage of $5,000,000 per occurrence, of which the

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE E - Self-Insurance Claims (cont.)
         ---------------------

Company self-insures the first $1,000,000 of loss. In connection with this program, at January 31, 1996, the Company had $6,400,000 of outstanding irrevocable standby letters of credit, as required by various state insurance regulatory authorities.

NOTE F - Notes Payable
         -------------

At January 31, 1996 and 1995, the Company had utilized $13,354,000 and $12,469,000, respectively, of its unsecured bank lines of credit to finance the repurchase of the Company's common stock. Interest rates on the outstanding borrowings were 6.00% and 6.12% at January 31, 1996 and 1995, respectively.

NOTE G - Operating Debt
         --------------

Operating debt consisted of the following:

                                                    January 31,
                                          ------------------------------
                                            1996                  1995
                                          --------              --------
                                                 (in thousands)
      Unsecured lines of credit           $  3,546              $  1,231
      Commercial paper                         --                  8,961
                                          --------              --------
                                          $  3,546              $ 10,192
                                          ========              ========

At January 31, 1996, the Company had short-term unsecured lines of credit with banks totalling $76 million, net of outstanding letters of credit. There are no fees or compensating balances associated with these credit facilities which are provided on an uncommitted basis. Interest rates on the outstanding borrowings under these lines of credit were 6.00% and 6.12% at January 31, 1996 and 1995, respectively.

The Company has an unsecured short-term commercial paper program in the aggregate of $200 million. Outstanding commercial paper was borrowed at a weighted average interest rate of 5.85% at January 31, 1995.

The Company maintains a committed bank facility of $40 million. There are no compensating balances associated with this facility and, as of January 31, 1996, the Company is in full compliance with all restrictive covenants. The agreement expires June 28, 1996 and may be renewed at the discretion of both parties. There have been no borrowings under this agreement.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE H - Income Taxes
         ------------

The provision (benefit) for income taxes consists of:


                                                                 Years Ended January 31,
                                                             ------------------------------
                                                               1996        1995       1994
                                                             -------     -------    -------
                                                                     (in thousands)
                  Current
                    Federal                                  $21,439     $16,617    $ 8,976
                    State                                      4,718       3,790      1,627
                                                             -------     -------    -------
                                                              26,157      20,407     10,603
                                                             -------     -------    -------
                  Deferred
                    Federal                                   (9,907)     (5,551)       966
                    State                                     (1,959)       (831)       761
                                                             -------     -------    -------
                                                             (11,866)     (6,382)     1,727
                                                             -------     -------    -------

                                                             $14,291     $14,025    $12,330
                                                             =======     =======    =======


Income tax expense is included in the financial statements as follows:


                                                                 Years Ended January 31,
                                                             ------------------------------
                                                               1996        1995       1994
                                                             -------     -------    -------
                                                                    (in thousands)
                  Continuing operations                      $11,995     $ 5,895    $   666
                  Discontinued operations                      2,296       8,130     11,664
                                                             -------     -------    -------
                                                             $14,291     $14,025    $12,330
                                                             =======     =======    =======


Reconciliations of the Federal statutory tax rate to the effective tax rate for continuing operations are as follows:


                                                                  Years Ended January 31,
                                                              ------------------------------
                                                                1996        1995       1994
                                                              -------     -------    -------
                  Statutory rate                                35.0%       35.0%      35.0%
                  State and local income taxes
                   (net of federal income tax)                   4.7         5.2        5.1
                  Tax credits                                   (3.1)       (4.8)      (2.6)
                  Impact of changes in
                   federal rate                                  --          --         2.3
                  Other                                           .2          .4         .5
                                                             -------     -------    -------
                                                                36.8%       35.8%      40.3%
                                                             =======     =======    =======

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE H - Income Taxes (cont.)
         ------------

Deferred tax assets, on which no valuation allowance is considered necessary, deferred tax liabilities and accrued income taxes consist of the following:

                                                        January 31,
                                                ------------------------
                                                  1996            1995
                                                --------        --------
                                                      (in thousands)
           Deferred tax assets:
             Self-insurance claims              $ 4,627          $ 8,446
             Liabilities and other reserves       3,864            2,543
             Other                                1,715            1,689
                                                -------          -------
             Total deferred tax assets           10,206           12,678
                                                -------          -------

           Deferred tax liabilities:
             Depreciation                        13,812           28,192
             State income taxes                   1,495            3,020
             Other                                5,455            4,238
                                                -------          -------
             Total deferred tax liabilities      20,762           35,450
                                                -------          -------

             Accrued (refundable) income taxes    6,823             (229)
                                                -------          -------

                                                $17,379          $22,543
                                                =======          =======


NOTE I - Stockholders' Equity
         --------------------

On March 18, 1996, in accordance with General Corporation Law of the State of Delaware, the majority stockholder of the Company gave his written consent to increase the number of authorized shares of common stock from 30 million to 40 million. On March 25, 1996, the Board of Directors declared a 10% stock dividend to be paid on April 30, 1996 to stockholders of record at the close of business on April 15, 1996.

The Company's Board of Directors has authorized the repurchase of up to four million shares of the Company's outstanding stock. Shares repurchased amounted to 80,900, 257,000 and 12,100 in fiscal 1996, 1995 and 1994, respectively.

NOTE J - Benefit Plans
         -------------

The Company's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, common stock and restricted common stock. The total number of shares which may be granted under this Plan are 2,000,000. There were 29,500, 23,000 and 18,000 shares of restricted stock granted

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE J - Benefit Plans (cont.)
         -------------

under this Plan during the years ended January 31, 1996, 1995 and 1994, respectively. There were 1,844,500 shares available for future stock or option grants at January 31, 1996.

The Company's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees for the purchase of the Company's common stock. The 1983 Plan terminated on April 17, 1993 and no further options may be granted, although options still remain outstanding. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

A summary of changes in stock options granted under both plans is as follows:

                                                              Number of               Price Range
                                                               Options                 Per Share
                                                              ---------              ------------
               Balance January 31, 1993                       1,662,113              $ 6.33- 9.88
                      Granted                                     4,000                   7.56
                      Exercised                                (270,591)               6.33- 9.88
                      Cancelled                                (350,984)               6.56- 9.88
                                                              ---------

               Balance January 31, 1994                       1,044,538                6.56- 9.88
                      Granted                                    60,000                6.56-11.00
                      Exercised                                (271,837)               6.56- 9.88
                      Cancelled                                (223,659)               6.56- 9.88
                                                              ---------

               Balance January 31, 1995                         609,042                6.56-11.00
                      Granted                                    57,500               11.00-12.00
                      Exercised                                (206,177)               6.56- 9.88
                      Cancelled                                (122,031)               6.56-11.00
                                                              ---------

               Balance January 31, 1996                         338,334              $ 6.56-12.00
                                                              =========

The outstanding options expire at various dates through 2006. Options for 236,734, 377,892 and 531,818 shares were exercisable at January 31, 1996, 1995 and 1994, respectively. The Company is planning to adopt only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" in fiscal year 1997.

In addition, the Company's 1995 Dealer Stock Option Plan for Member Dealers provides for the granting of up to 500,000 stock options to member dealers based upon certain volume criteria. The options become exercisable over a three year period. During the year ended January 31, 1996 there were 50,000 options granted at prices ranging from $11.00 to $16.25.

The 1986 Employee Stock Purchase Plan terminated effective January 31, 1996 and no further shares will be issued by the Company to the Plan. Under this Plan, eligible employees could purchase shares of the Company's common stock through payroll deductions at the month-end market price. The Company contributed an amount equal to 20% of the employee's payroll deduction, subject to a two-year vesting period from the date of such contribution. There were 861, 2,520 and 12,133 shares purchased under this Plan during the years ended January 31, 1996, 1995 and 1994, respectively.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE J - Benefit Plans (cont.)
         -------------

The Company has a 401(k) Savings and Profit-Sharing Plan covering substantially all employees who have completed one year of service with the Company. Company contributions to this Plan are discretionary and are determined annually by the Board of Directors. The Plan also allows employees the option of purchasing common stock of the Company. The total number of shares which may be purchased under this Plan are 500,000. There were 4,418, 14,774 and 222 shares purchased during the years ended January 31, 1996, 1995 and 1994, respectively. Company contributions to the Plan were $38,000, $51,000 and $5,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

The Company does not provide post-retirement or post-employment benefits to its employees.

NOTE K - Related Party Transactions
         --------------------------

Adverama, Inc. provided the Company with placement of Yellow Pages directory advertising, printing services and promotional items relating to discontinued rental fleet operations. Payments for these services were $1,577,000, $3,401,000 and $6,221,000 for the years ended January 31, 1996, 1995 and 1994, respectively. Adverama, Inc. is beneficially owned by the daughter of the Company's Chairman of the Board of Directors and majority stockholder. There were no amounts payable to Adverama, Inc. as of January 31, 1996. The amount payable to Adverama, Inc. was $373,000 at January 31, 1995.

In fiscal 1996, the Company engaged the investment banking firm of Brown Brothers Harriman and Co. ("BBH") as financial advisor in connection with the sale of the rental fleet business and paid BBH $950,000 during the year ended January 31, 1996 for these services. A director of the Company is a partner for BBH. Another director of the Company received a percentage of this fee paid by the Company for his participation in the transaction.

NOTE L - Financial Instruments
         ---------------------

The Company has various financial instruments including cash and cash equivalents, installment notes receivable, investments in affordable housing limited partnerships, dealer holdbacks, net, notes payable, operating debt and miscellaneous other assets. Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. The Company has determined that their carrying values approximate estimated fair values.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE M - Industry Segment Information
         ----------------------------

Since the sale of the Company's automobile rental segment in September 1995 (see Note P to the consolidated financial statements), the Company operates in two principal segments: the financial services segment which provides non-traditional financing to automobile dealerships throughout the United States and dealership operations which sells used automobiles (its principal source of units resulting from the retiring rental fleet) primarily to member dealers of the financial services business.

Operating income by segment is total revenue less cost of sales and operating expenses. Income and expense not allocable to business segments include interest expense and portions of certain corporate administrative costs. Consistent with industry practice, general and administrative expenses directly incurred in the operation of the financial services segment are included in operating expenses. Identifiable assets by business segment are those assets employed in each segment's operation and are reflected after elimination of intercompany balances. Corporate identifiable assets are principally cash, administrative facilities, corporate receivables, and certain other assets.

Information for the Company's continuing industry segments for the fiscal years ended January 31 (in thousands of dollars) is as follows:



                                               Financial      Dealership
1996                                           Services       Operations   Corporate   Total
- ----                                           ---------      ----------   ---------  --------
Revenue                                        $ 39,709       $  56,333               $ 96,042
Costs and operating expenses                      4,086          52,273                 56,359
                                               --------       ---------               --------
Operating income                                 35,623           4,060                 39,683

General and administrative                          559             316    $  5,220      6,095
Interest expense                                    --              --          981        981
                                               --------       ---------    --------   --------
Income before income taxes                     $ 35,064       $   3,744    $ (6,201)  $ 32,607
                                               ========       =========    ========   ========
Identifiable assets                            $295,097       $   6,284    $ 22,040   $323,421
                                               ========       =========    ========   ========

Capital expenditures                           $    434       $     --     $    268   $    702
                                               ========       =========    ========   ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE M - Industry Segment Information  (cont.)
         ----------------------------

                                               Financial      Dealership
1995                                           Services       Operations   Corporate   Total
- ----                                           ---------      ----------   ---------  --------
Revenue                                        $ 22,401       $  64,651               $ 87,052
Costs and operating expenses                      2,829          61,618                 64,447
                                               --------       ---------               --------
Operating income                                 19,572           3,033                 22,605

General and administrative                          491             409    $  4,547      5,447
Interest expense                                     --              --         690        690
                                               --------       ---------    --------   --------
Income before income taxes                     $ 19,081       $   2,624    $ (5,237)  $ 16,468
                                               ========       =========    ========   ========
Identifiable assets                            $165,428       $  23,715    $ 21,720   $210,863
                                               ========       =========    ========   ========
Capital expenditures                           $    398       $      --    $    179   $    577
                                               ========       =========    ========   ========


1994
- ----

Revenue                                        $  7,419       $  73,303               $ 80,722
Costs and operating expenses                        875          72,321                 73,196
                                               --------       ---------               --------
Operating income                                  6,544             982                  7,526

General and administrative                          110           1,105    $  4,336      5,551
Interest expense                                    --              --          324        324
                                               --------       ---------    --------   --------
Income before income taxes                     $  6,434       $    (123)   $ (4,660)  $  1,651
                                               ========       =========    ========   ========
Identifiable assets                            $ 77,180       $  26,989    $ 17,598   $121,767
                                               ========       =========    ========   ========
Capital expenditures                           $    506       $      28    $    667   $  1,201
                                               ========       =========    ========   ========


NOTE N - Quarterly Financial Data (Unaudited)
         ------------------------

The following tables present quarterly financial information (in thousands of dollars, except per share information):

                                                                Quarter
                                               -------------------------------------------
                                                 First     Second        Third     Fourth
                                               --------   --------     --------   --------
1996:(1)
- --------
Revenue                                        $ 28,915   $ 26,178     $ 22,755   $ 18,194

Operating income (2)                           $  8,058   $  9,623     $ 10,577   $ 11,425

Income from continuing
  operations                                   $  4,033   $  4,848     $  5,565   $  6,166
Discontinued operations,
  net of tax                                        612       (587)      (1,046)    (2,623)
                                               --------   --------     --------   --------

Net income                                     $  4,645   $  4,261     $  4,519   $  3,543
                                               ========   ========     ========   ========

Earnings (loss) per share: (3)
   Continuing                                  $    .16   $    .19     $    .22   $    .24
   Discontinued                                     .02       (.02)        (.04)      (.10)
                                               --------   --------     --------   --------
      Total                                    $    .18   $    .17     $    .18   $    .14
                                               ========   ========     ========   ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

NOTE N - Quarterly Financial Data (Unaudited) (cont.)
         ------------------------

                                                               Quarter
                                               ----------------------------------------
                                                First     Second      Third      Fourth
                                               -------    -------    -------    -------
1995:(1)
- --------
Revenue                                        $23,318    $21,203    $19,497    $23,034

Operating income (2)                           $ 4,367    $ 5,499    $ 5,999    $ 6,740

Income from continuing
  operations                                   $ 1,597    $ 2,697    $ 2,888    $ 3,391
Discontinued operations,
  net of tax                                     3,032      3,949      3,206      1,643
                                               -------    -------    -------    -------

Net income                                     $ 4,629    $ 6,646    $ 6,094    $ 5,034
                                               =======    =======    =======    =======

Earnings per share:(3)
   Continuing                                  $   .06    $   .11    $   .11    $   .13
   Discontinued                                    .12        .15        .13        .07
                                               -------    -------    -------    -------
      Total                                    $   .18    $   .26    $   .24    $   .20
                                               =======    =======    =======    =======


(1) - All amounts have been restated to reflect discontinued operations. See Note P to the consolidated financial statements.

(2) - Revenue less cost of goods sold and operating expenses.

(3) - Based on average number of shares outstanding at the end of each year. The quarterly earnings per share do not necessarily sum to the total for the fiscal year due to rounding.

NOTE O - Commitments and Contingencies
         -----------------------------

In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

On June 15, 1992, former employees of the Company filed a class action lawsuit, currently pending in the United States District Court for the Northern District of California. The complaint alleges that the Company violated certain sections of the California Labor Law, including those relating to the payment of overtime. On June 16, 1995, the Court issued a finding as to partial liability against the Company. Notices and claim forms were mailed to class members during the period from January through March 1996. The Company estimates that ultimate damages, penalties, interest and attorneys' fees could range from $2 million, which has been accrued, to $5 million. The amount of damages, penalties, interest and attorneys' fees for which the Company may ultimately be held liable is subject to numerous variables and cannot be more precisely estimated. Due to these uncertainties it is at least reasonably possible that the accrual for these claims will be further revised in fiscal 1997.

In December 1995, the Company was notified by the U.S. Department of Labor as to its pending investigation of the Company's pay practices concerning former employees of the Company throughout the United

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE O - Commitments and Contingencies (cont.)
         -----------------------------

States during the period from February 1993 through September 1995. Since the Department of Labor's investigation is in its early stages, potential liability, if any, cannot be estimated by the Company at this time.

The Company's operating lease agreements were mainly associated with the discontinued rental fleet business and since its sale, are no longer obligations of the Company due to either assumption or settlement. Total rent expense for both continuing operations and discontinued operations was $2,009,000, $4,264,000 and $6,357,000 for the years ended January 31, 1996,
1995 and 1994, respectively. Rent expense for continuing operations which is included in cost of goods sold and operating expenses was $345,000, $473,000 and $955,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

NOTE P - Discontinued Operations
         -----------------------

Effective September 30, 1995, the Company entered into a transaction regarding its rental fleet business with a subsidiary of Avis, Inc., principally selling certain assets (delivery vehicles, field furniture and fixtures and prepaid assets) for their net book value of $2,524,000, selling intellectual property (including tradename rights, permits and telephone numbers) for $18,000,000 in cash, leasing the rental fleet for a term of up to twelve months and providing support services (predominantly computer related) during an interim transition period. The loss recorded on the sale was $212,000, after tax expense of $3,537,000. Operations of the rental fleet business are reported as discontinued operations. Prior year amounts have been restated to conform with the current year presentation.

Proceeds from the sale were used primarily to finance the growth of the Company's financial services segment's loan portfolio.

All liabilities related to the discontinued segment, principally self-insurance claims and deferred taxes, are being retained by the Company.

Summarized asset data related to discontinued operations is as follows:

                                                               January 31,
                                                           -------------------
                                                               1996      1995
                                                             -------   -------
                                                              (in thousands)
Accounts receivable, net of
  allowance for doubtful accounts
  of $5,041 and $3,720, respectively                         $ 1,494   $  9,500
Rental automobiles, net of
  accumulated depreciation of
  $10,458 and $44,572, respectively                           14,403     81,580
Other property and equipment, net                                419      6,096
Other assets                                                   2,375     13,150
                                                             -------   --------
                                                             $18,691   $110,326
                                                             =======   ========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


NOTE P - Discontinued Operations (cont.)
         -----------------------

Summarized results of discontinued operations are as follows:

                                                 Years Ended January 31,
                                           ----------------------------------
                                              1996        1995         1994
                                           --------     --------     --------
                                                     (in thousands)
Revenue                                    $ 49,717     $132,111     $222,460

Direct operating expenses                    28,803       57,310       95,378
Depreciation and amortization                14,942       35,247       60,639
Other expenses                               10,645       19,594       37,526
                                           --------     --------     --------
                                             54,390      112,151      193,543
                                           --------     --------     --------

Income (loss) before income taxes            (4,673)      19,960       28,917
Provision (benefit) for income taxes         (1,241)       8,130       11,664
                                           --------     --------    ---------
Income (loss) from operations                (3,432)      11,830       17,253
Loss on disposal of operations,
  net of tax                                   (212)         --           --
                                           --------     --------    ---------
Net income (loss)                          $ (3,644)    $ 11,830    $  17,253
                                           ========     ========    =========

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

         NONE





                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
- --------  --------------------------------------------------

The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held June 6, 1996, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.


Item 11.  Executive Compensation
- --------  ----------------------
The section entitled "Summary Compensation Table" of the 1996 Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
- --------  ---------------------------------------------------
          Management
          ----------

The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the 1996 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

The section entitled "Certain Transactions" of the 1996 Proxy Statement is incorporated herein by reference.

                                   PART IV
                                   -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports
- --------  ----------------------------------------------------
          on Form 8-K
          -----------

(a)(1) The following financial statements are included in Part II,
       Item 8:

            Independent Auditors' Report

            Financial Statements:

              Consolidated Balance Sheets -
                January 31, 1996 and 1995

              Consolidated Statements of Income -
                Years Ended January 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholders' Equity -
                Years Ended January 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows
                Years Ended January 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements
                Years Ended January 31, 1996, 1995 and 1994

(a)(2) The following financial statement schedule for the years ended January 31, 1996, 1995 and 1994 is submitted herewith:

            Schedule II - Valuation and Qualifying Accounts


       All other schedules are omitted because they are not applicable.

Item 14.  Exhibits, Financial Statement Schedules, and Reports
- --------  ----------------------------------------------------
          on Form 8-K (cont.)
          -----------

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
(a)(3) Exhibits
       (2)(a)           Agreement of Merger (filed as Exhibit 2 to
                        the Company's Form 8B dated December 27, 1995,
                        SEC File No. 1-11601 and incorporated herein by
                        reference and made a part hereof).                   N/A

       (3)(a)           Restated Certificate of Incorporation of
                        National Auto Credit, Inc. (filed as Exhibit 3(1)
                        to the Company's Form 8B dated December 27, 1995,
                        SEC File No. 1-11601 and incorporated herein by
                        reference and made a part hereof).                   N/A

          (b)           By-Laws of National Auto Credit, Inc. (filed as
                        Exhibit 3(2) to the Company's Form 8B dated
                        December 27, 1995, SEC File No. 1-11601 and
                        incorporated herein by reference and made a
                        part hereof).                                        N/A

       (4)(a)           Specimen Stock Certificate - Agency Rent-A-Car,
                        Inc. (filed as Exhibit 4(a) to the Company's Form
                        10-K for the year ended January 31, 1989, SEC File
                        No. 0-12201 and incorporated herein by reference
                        and made a part hereof).                             N/A

          (b)           Specimen Stock Certificate - National Auto
                        Credit, Inc. (filed as Exhibit 4(b) to the Company's
                        Form 10-K for the year ended January 31, 1995,
                        SEC File No. 0-12201 and incorporated herein by
                        reference and made a part hereof).                   N/A

          (c)           Specimen Stock Certificate - National Auto Credit,
                        Inc. filed herewith.                                 46-47

      (10)(a)           National Auto Credit, Inc. 1983 Stock
                        Option Plan (incorporated by reference from
                        the Company's Post Effective Amendment No. 2 to
                        Form S-8 as filed on October 1, 1987,
                        File No. 2-93984).                                   N/A

          (b)           National Auto Credit, Inc. 1986 Employees Stock
                        Purchase Plan (incorporated by reference from
                        the Company's Post Effective Amendment No.2 to
                        Form S-8 as filed on October 1, 1987,
                        File No. 33-2117).                                   N/A

          (c)           Form of Directors' Indemnification Agreement
                        dated July 2, 1986 (incorporated by reference
                        to Exhibit 10(f) of the Company's Annual
                        Report on Form 10-K for fiscal year ended
                        January 31, 1988, File No. 0-12201).                 N/A

          (d)           National Auto Credit, Inc. 1993 Equity Incentive
                        Plan (incorporated by reference from the
                        Company's Form S-8 Registration Statement as filed
                        on December 28, 1993, File No. 33-51727).            N/A

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          ----------------------------------------------------
          on Form 8-K (cont.)
          -----------

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
(a)(3) Exhibits (cont.)

      (10)(g)           National Auto Credit, Inc. 401(k) Savings and
                        Retirement Plan and Trust (incorporated by
                        reference from the Company's Form S-8
                        Registration Statement as filed on December
                        28, 1993, File No. 33-51729).                        N/A

          (h)           National Auto Credit, Inc. 1995 Stock Option
                        Plan for Member Dealers (incorporated by
                        reference from the Company's Form S-3
                        Registration Statement as filed on May 3,
                        1995, File No. 33-58579).                            N/A

      (12)              Computation of Ratios                                48

      (21)              Subsidiaries of National Auto Credit, Inc.
                        at January 31, 1996.                                 49

      (23)              Independent Auditors' Consent                        50

      (27)              Financial Data Schedule                              51

(b)    Reports on Form 8-K

                        On December 28, 1995 a Form 8-K was filed announcing a restructuring of the registrant into a holding Company by way of a merger involving a one-for-one common stock exchange effective December 27, 1995.

                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         National Auto Credit, Inc.
                                               Registrant


Date  April 25, 1996                     By: /s/ Sam J. Frankino
      -----------------------                -----------------------------
                                             Sam J. Frankino
                                             Chairman of the Board



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on April 25, 1996.


Principal Executive Officer:                 Principal Financial
- ----------------------------                 -------------------
                                             and Accounting Officer:
                                             -----------------------

/s/ Robert J. Bronchetti                     /s/ Davida S. Howard
- ----------------------------------           ---------------------------------
Robert J. Bronchetti                         Davida S. Howard
President, Chief Executive Officer           Vice President-Finance and
and Director                                 Controller


                               Other Directors:
                               ----------------


/s/ Edward N. Lesczcynski                    /s/ Noah T. Herndon
- ----------------------------------           ---------------------------------
Edward N. Lesczcynski, Director              Noah T. Herndon, Director





/s/ Per E. Hoel                              /s/ James E. Smith, Jr.
- ----------------------------------           ---------------------------------
Per E. Hoel, Director                        James E. Smith, Jr.
                                             Vice President, Operations and
                                             Director

/s/ J. Hunter Brown
- ----------------------------------
J. Hunter Brown, Director

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)





          Column A                          Column B              Column C               Column D           Column E
          --------                         ----------       ------------------           --------           ---------

                                           Balance at         Additions                                     Balance
                                           beginning          Charged to:                                   at end
    Description                            of period       Expenses     Other            Deductions         of period
- -------------------                        ----------      --------   --------           ----------         ----------
Year ended
- ----------
  January 31, 1996
  ----------------
     Allowance for
       doubtful accounts                    $ 3,720         $ 2,498               $ 1,177(a)                 $ 5,041

     Self-insurance claims                  $24,475         $ 9,255(d)            $21,018(b)                 $12,712

     Allowance for loan losses              $ 1,107         $ 1,958               $   478(a)                 $ 2,587

     Dealer advance reserve                 $ 2,376         $ 2,534   $ 2,531(c)  $   674(a)                 $ 6,767


Year ended
- ----------
  January 31, 1995
  ----------------
     Allowance for
       doubtful accounts                    $ 5,474         $ 2,781               $ 4,535(a)                 $ 3,720

     Self-insurance claims                  $34,425         $ 8,604               $18,554(b)                 $24,475

     Allowance for loan losses              $   914         $   880               $   687(a)                 $ 1,107

     Dealer advance reserve                 $   800         $ 1,044   $   538(c)  $     6(a)                 $ 2,376



Year ended
- ----------
  January 31, 1994
  ----------------
     Allowance for
       doubtful accounts                    $ 5,317         $ 4,441               $ 4,284(a)                 $ 5,474

     Self-insurance claims                  $46,800         $14,417               $26,792(b)                 $34,425

     Allowance for loan losses              $   158         $   910               $   154(a)                 $   914

     Dealer advance reserve                                 $   800                                          $   800

(a)     Uncollected receivables written off, net of recoveries.

(b)     Cash disbursements related to self-insured claims.

(c)     Advance reserve fees were reclassed from dealer holdbacks at January
        31, 1995.

(d) Includes $6,854 for self-insurance claims and $2,401 for additional expenses to administer the claims.