Form 10-Q
period 1996-04-30
NATIONAL AUTO CREDIT INC /DE
filed 1996-06-12
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q
(MARK ONE)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended    April 30, 1996
                                                       ------------------------

                                       OR

- ----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to ________
                              Commission file number    1-11601

                           NATIONAL AUTO CREDIT, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                           --------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                    34-1816760
                           --------------------------
                      (I.R.S. Employer Identification No.)

                      30000 Aurora Road, Solon, Ohio 44139
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (216) 349-1000
                                 --------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X   No
    -------   -------

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes       No
    -------   -------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,779,815 shares as of May 31, 1996.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                       PAGE NUMBER
                                                                                                       -----------

  PART I.           FINANCIAL INFORMATION:
  Item 1.           Financial Statements

                    Consolidated Balance Sheets -
                    April 30, 1996 and January 31, 1996                                                       1

                    Consolidated Statements of Income -
                    Three Months Ended April 30, 1996 and 1995                                                2


                    Consolidated Statement of Shareholders'
                    Equity for the Three Months Ended April 30, 1996                                          3

                    Consolidated Statements of Cash Flows -
                    Three Months Ended April 30, 1996 and 1995                                                4

                    Notes to Consolidated Financial Statements                                              5 - 9


  Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                          10 - 13


 PART II.           OTHER INFORMATION:

  Item 6.           Exhibits and Reports on Form 8-K                                                         14

                   National Auto Credit, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Thousands of Dollars, Except Per Share Amounts)


                                                                          April 30,              January 31,
                                                                             1996                   1996
                                                                         -----------             -----------
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents                                                 $  1,673                $  1,665
Installment notes receivable,
  net (Note B)                                                             325,095                 293,890
Property and equipment, net of
  accumulated depreciation of
  $5,326 and $4,959, respectively                                            9,082                   9,175
Other assets                                                                13,473                  12,480
Assets related to discontinued
  operations (Note F)                                                        9,048                  24,902
                                                                          --------                --------

                                                                          $358,371                $342,112
                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Dealer holdbacks, net (Notes C and D)                                   $ 65,079                $ 58,864
  Self-insurance claims                                                     10,782                  12,712
  Notes payable                                                             13,354                  13,354
  Operating debt                                                            11,846                   3,546
  Deferred and accrued
    income taxes                                                            16,526                  17,379
  Other liabilities                                                         16,684                  18,594
                                                                          --------                --------
                                                                           134,271                 124,449
                                                                          --------                --------

Commitments and Contingencies (Note E)                                       --                       --

Stockholders' Equity
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                              --                       --
  Common stock - $.05 par value,
    authorized 40,000,000 and 30,000,000
    shares, issued 29,779,815 and 27,183,217
    shares, respectively                                                     1,488                   1,359
  Additional paid-in capital                                               164,970                 128,133
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,274 and $1,349, respectively                                      69,264                  99,793
  Treasury stock, at cost, 1,298,568
    shares                                                                 (11,622)                (11,622)
                                                                          --------                --------
                                                                           224,100                 217,663
                                                                          --------                --------


                                                                          $358,371                $342,112
                                                                          ========                ========


See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                        Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    April 30,
                                                                        -------------------------------
                                                                          1996                   1995
                                                                        --------               --------
REVENUE                                                                 $ 12,917               $  7,565

COSTS AND EXPENSES
  Operating                                                                1,137                  1,080
  General and administrative                                               1,460                  1,336
  Interest                                                                   332                    244
                                                                        --------               --------
    Total                                                                  2,929                  2,660
                                                                        --------               --------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                                      9,988                  4,905

  Provision for income taxes                                               3,696                  1,753
                                                                        --------               --------

INCOME FROM CONTINUING OPERATIONS                                          6,292                  3,152
                                                                        --------               --------

DISCONTINUED OPERATIONS,
  NET OF TAX (Note F)                                                       --                    1,493
                                                                        --------               --------

NET INCOME                                                              $  6,292               $  4,645
                                                                        ========               ========

EARNINGS PER SHARE
  Continuing operations                                                 $    .22               $    .11
  Discontinued operations                                                   --                      .05
                                                                        --------               --------
                                                                        $    .22               $    .16
                                                                        ========               ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                                              28,479                 28,271
                                                                        ========               ========


See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended April 30, 1996
                                 (In Thousands)
                                   (Unaudited)


                                   Common Stock                                            Foreign
                               --------------------        Additional                      Currency
                                              Par           Paid-In         Retained      Translation      Treasury
                                Shares       Value          Capital         Earnings       Adjustment        Stock          Total
                               --------     -------        ----------       --------      -----------      ---------       -------
BALANCE,
  JANUARY 31, 1996              27,183      $  1,359        $128,133        $101,142       $(1,349)        $(11,622)      $217,663

  Net income                                                                   6,292                                         6,292
  Stock issued under
    benefit plans                    8                            75                                                            75
  10% Stock dividend             2,589           129          36,762         (36,896)                                           (5)
  Foreign currency
    translation                                                                                 75                              75
                               -------      --------        --------        --------      --------         --------       --------

BALANCE,
  APRIL 30, 1996                29,780      $  1,488        $164,970        $ 70,538      $ (1,274)        $(11,622)      $224,100
                               =======      ========        ========        ========      ========         ========       ========



See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        April 30,
                                                                               -------------------------
                                                                                 1996             1995
                                                                               --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $  6,292        $  4,645
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                 806           6,329
      Interest income on dealer advances                                         (3,085)         (1,682)
      Provision for credit losses                                                 1,015           1,503
      Deferred income taxes                                                         301          (1,379)
      Changes in operating assets and liabilities:
        Accounts receivable                                                         317           1,059
        Current income taxes payable                                             (1,154)          3,517
        Other liabilities                                                        (1,936)            205
        Self-insurance claims                                                    (1,930)         (6,900)
        Other operating assets and liabilities, net                               1,240           2,597
                                                                               --------        --------

      Net cash provided by operating activities                                   1,866           9,894
                                                                               --------        --------

Cash Flows from Investing Activities
  Principal collected on installment notes receivable                            28,822          16,855
  Proceeds from sale of rental automobiles                                        8,020           1,628
  Purchase of dealership inventory                                                 (418)         (5,551)
  Purchase of property and equipment                                               (479)           (212)
  Advances to dealers and payments of dealer
    holdbacks                                                                   (46,248)        (14,678)
  Other investing activities, net                                                   --           (1,299)
                                                                               --------        --------

      Net cash used in investing activities                                     (10,303)         (3,257)
                                                                               --------        --------

Cash Flows from Financing Activities
  Net borrowings (payments) on
   operating debt and notes payable                                               8,300          (6,461)
  Payments to acquire treasury stock                                                --             (786)
  Stock issued under benefit plans                                                   75             496
  Other financing activities, net                                                    70              18
                                                                               --------        --------

      Net cash provided by (used in)
       financing activities                                                       8,445          (6,733)
                                                                               --------        --------

Increase (decrease) in cash and cash equivalents                                      8             (96)
Cash and cash equivalents at beginning of period                                  1,665             398
                                                                               --------        --------
Cash and cash equivalents at end of period                                     $  1,673        $    302
                                                                               ========        ========




Supplemental Disclosures of Cash Flow Information:

  Interest paid                                                                $    246        $    295
                                                                               ========        ========

  Income taxes paid                                                            $  4,525        $  1,009
                                                                               ========        ========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A -  Summary of Significant Accounting Policies
          ------------------------------------------

          GENERAL:
          The accompanying consolidated financial statements include the accounts of National Auto Credit, Inc. and its subsidiaries (the "Company").

          The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
          Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's January 31, 1996 Annual Report on Form 10-K.

          STOCKHOLDERS' EQUITY:
          On March 25, 1996, the Company's Board of Directors declared a 10% stock dividend payable on April 30, 1996, to stockholders of record on April 15, 1996. Earnings per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend. In March 1996, the Board of Directors approved an increase in the authorized common shares from 30,000,000 to 40,000,000 shares.

          RECLASSIFICATIONS:
          Certain prior period amounts have been reclassified to conform with the current period presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B -  Installment Notes Receivable, Net
          ---------------------------------

          The components of installment notes receivable are as follows:

                                                     April 30,      January 31,
                                                       1996            1996
                                                    ---------       ----------
                                                          (in thousands)
          Gross installment notes receivable        $ 389,497       $ 351,312
          Unearned income                             (61,053)        (54,835)
          Allowance for loan losses                    (3,349)         (2,587)
                                                    ---------       ---------
          Installment notes receivable, net         $ 325,095       $ 293,890
                                                    =========       =========

          A summary of changes in gross installment notes receivable is as follows:

                                                        Three Months Ended
                                                             April 30,
                                                    -------------------------
                                                       1996            1995
                                                    ---------        --------
                                                          (in thousands)
          Balance, beginning of period              $ 351,312       $ 193,456
          Contracts accepted                           89,470          58,304
          Cash collected                              (40,008)        (25,494)
          Charge-offs against:
            Dealer holdback                            (8,340)         (3,923)
            Unearned income/allowance                  (2,937)         (2,265)
                                                    ---------       ---------
          Balance, end of period                    $ 389,497       $ 220,078
                                                    =========       =========

          Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 60 months with an average initial term of 33 months and an initial gross amount of $8,600. At April 30 and January 31, 1996, the average remaining note term was 23 months. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% of total installment notes receivable, except for North Carolina with 13.6% and Texas with 10.5%.

          The Company has outstanding $876,000 and $1,595,000 of installment notes receivable with no related dealer holdbacks at April 30 and January 31, 1996, respectively. Early in fiscal 1995, the Company ceased entering into these types of receivables. Changes in the allowance for loan losses, which are provided for these installment notes receivable and for earned but unpaid finance charges on the entire portfolio are as follows:

                                                        Three Months Ended
                                                             April 30,
                                                    -------------------------
                                                       1996            1995
                                                    ---------        --------
                                                          (in thousands)
           Balance, beginning of period             $   2,587       $   1,107
           Provision for loan losses                      810             393
           Net charge-offs                                (48)           (193)
                                                    ---------       ---------
           Balance, end of period                   $   3,349       $   1,307
                                                    =========       =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C -  Dealer Holdbacks, Net
          ---------------------

          Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced.
          The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid unless substantially all advances including those on non-performing loans related to a particular dealer have been recovered. The components of dealer holdbacks are as follows:

                                                     April 30,      January 31,
                                                       1996            1996
                                                    ---------       ----------
                                                          (in thousands)
          Dealer holdbacks                          $ 307,379       $ 274,927
          Advances                                   (249,849)       (222,830)
                                                    ---------       ---------
                                                       57,530          52,097
          Dealer advance reserve                        7,549           6,767
                                                    ---------       ---------
          Dealer holdbacks, net                     $  65,079       $  58,864
                                                    =========       =========

          A summary of changes in dealer holdbacks, net, is as follows:

                                                     Three Months Ended
                                                         April 30,
                                                  ----------------------
                                                     1996         1995
                                                  ---------     --------
                                                       (in thousands)
          Balance, beginning of period            $ 58,864      $ 33,816
          Additions to holdback                     71,233        45,222
          Advances disbursed                       (56,865)      (38,359)
          Charge-offs of non-performing notes       (8,340)       (3,923)
          Other                                        187         1,144
                                                  --------      --------
          Balance, end of period                  $ 65,079      $ 37,900
                                                  ========      ========

          The accrual of interest income was suspended on 18.5% and 18.1% of gross installment notes receivable at April 30 and January 31, 1996, respectively, which were 120 days contractually past due. Non-performing notes are charged-off against the related dealer's holdback and protect the Company from associated losses.

NOTE D -  Dealer Advance Reserve
          ----------------------

          The dealer advance reserve is maintained in the event the holdback of a particular dealer portfolio is not sufficient to insure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of maintaining this reserve. A summary of changes in the dealer advance reserve is as follows:

                                                        Three Months Ended
                                                             April 30,
                                                    -------------------------
                                                       1996            1995
                                                    ---------        --------
                                                          (in thousands)
           Balance, beginning of period             $   6,767       $   2,376
           Advance reserve fees                           784             439
           Provision for credit losses                    205           1,110
           Net charge-offs                               (207)             (6)
                                                    ---------       ---------
           Balance, end of period                   $   7,549       $   3,919
                                                    =========       =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E -  Commitments and Contingencies
          -----------------------------

          In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

          On June 15, 1992, former employees of the Company filed a class action lawsuit, currently pending in the United States District Court for the Northern District of California. The complaint alleges that the Company violated certain sections of the California Labor Law, including those relating to the payment of overtime. On June 16, 1995, the Court issued a finding as to partial liability against the Company. Notices and claim forms were mailed to class members during the period from January through March 1996. As of June 1, 1996, 396 claim forms have been returned by class members which are currently being reviewed by the Company. The Company estimates that ultimate damages, penalties, interest and attorneys' fees could range from $2 million, which has been accrued, to $5 million. The amount of damages, penalties, interest and attorneys' fees for which the Company may ultimately be held liable is subject to numerous variables and cannot be more precisely estimated. Due to these uncertainties, it is at least reasonably possible that the accrual for these claims will be further revised in fiscal 1997.

          In December 1995, the Company was notified by the U.S. Department of Labor as to its pending investigation of the Company's pay practices concerning former employees of the Company throughout the United States during the period from February 1993 through September 1995. Since the Department of Labor's investigation is in its early stages, potential liability, if any, cannot be estimated by the Company at this time.

NOTE F -  Discontinued Operations
          -----------------------

          During the first quarter of fiscal 1997, the Company announced its decision to discontinue dealership operations once its supply of inventory vehicles from the discontinued rental car segment is depleted. It is expected that this process will be completed by the end of the second quarter of fiscal 1997.

          In third quarter of fiscal 1996, the Company disposed of its rental fleet business through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. All liabilities related to the discontinued rental car business, principally, self-insurance claims and deferred taxes, are being retained by the Company.

          Accordingly, the assets and operating results of both the rental car segment and dealership operations for all periods presented have been restated to reflect discontinuation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE F -  Discontinued Operations (cont.)
          -------------------------------

          Summarized asset data related to discontinued operations is as follows:

                                                     April 30,      January 31,
                                                       1996            1996
                                                    ---------       ----------
                                                          (in thousands)
          Accounts receivable, net of allowance
             for doubtful accounts of $3,509
             and $5,041, respectively               $   1,177       $   1,494
          Rental automobiles, net of accumulated
             depreciation of $2,139 and $10,458,
             respectively                               2,400          14,403
          Dealership inventory                          3,645           5,794
          Other property and equipment, net                38             419
          Other assets                                  1,788           2,792
                                                    ---------       ---------
                                                    $   9,048       $  24,902
                                                    =========       =========


Summarized results of discontinued operations are as follows:

                                                        Three Months Ended
                                                             April 30,
                                                    -------------------------
                                                       1996            1995
                                                    ---------        --------
                                                          (in thousands)
           Revenue                                  $  9,702         $ 41,497
           Costs and Expenses:
             Cost of goods sold and
               operating expenses                      9,185           29,581
             General and Administrative                  517            9,183
             Interest                                   --                 84
                                                    --------         --------
               Total                                   9,702           38,848

           Income before income taxes                   --              2,649

           Provision for income taxes                   --              1,156
                                                    --------         --------

           Net income                               $   --           $  1,493
                                                    ========         ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

                                    Overview
                                    --------

        National Auto Credit, Inc. had net income from continuing operations of $6.3 million or $.22 per share for the quarter ended April 30, 1996, as compared to $3.2 million or $.11 per share for the quarter ended April 30, 1995.

        Revenue for the quarter ended April 30, 1996 was $12.9 million versus $7.6 million in the first quarter of the prior year. Revenue and earnings benefited in the first quarter of fiscal 1997 from an increase of $38.2 million in gross installment notes receivable to $389.5 million at April 30, 1996 from $351.3 million at January 31, 1996.

        The Company anticipates further increases in revenue and earnings consistent with the planned growth in the receivables portfolio to $500 million by the end of this fiscal year.

        During the quarter ended April 30, 1996, Management announced that dealership operations will be phased out, completing the Company's strategic plan to discontinue operation of all non-financial services related businesses and focus all its resources on the core financing business.

        In addition, the Company issued a 10 percent common stock dividend on April 30, 1996 to shareholders of record on April 15, 1996.

                               Financial Services
                               ------------------

        Revenue, consisting of interest and fee income generated by NAC, Inc. ("NAC"), increased 70.7% from $7.6 million for the quarter ended April 30, 1995 to $12.9 million for the quarter ended April 30, 1996. This revenue growth is primarily attributable to the growth in the gross installment notes receivable portfolio and in NAC's enrolled dealer base as follows:

                       GROSS INSTALLMENT                              NUMBER OF
                       NOTES RECEIVABLE           NUMBER              ENROLLED
                        (IN MILLIONS)          OF CONTRACTS           DEALERS
                       -----------------       ------------         ------------
  January 31, 1994         $ 93.2                 12,900                 900
  April 30, 1994            129.5                 17,800               1,100
  January 31, 1995          193.5                 28,400               1,400
  April 30, 1995            220.1                 33,100               1,700
  January 31, 1996          351.3                 53,000               2,300
  April 30, 1996            389.5                 58,200               2,400


     Revenue includes $1.5 million and $.7 million of fee income, principally warranty commissions, for the first quarters of fiscal 1997 and 1996 respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Financial Services (Continued)
                         ------------------

     Operating expenses were $1.1 million in the first quarter of fiscal 1997 consistent with the prior year. Operating expenses as a percent of revenue for the quarters ended April 30, 1996 and 1995 decreased to 8.8% from 14.3%, respectively, yielding an operating margin of over 90% in the first quarter of fiscal 1997 up from 86% for the same period in the prior year.

     The percentage breakdown of NAC's operating expenses for the three month periods ended April 30, 1996 and 1995, respectively, is as follows:

                             1996                  1995
                            ------                -----
Salaries and Benefits        73.2%                 64.6%
Professional Services         4.8                   7.3
Office Supplies               5.6                   8.3
Telephone                     6.2                   6.5
Travel                        2.1                   3.9
Advertising                   1.9                   2.6
Rent and Utilities            1.0                   4.7
Depreciation                  2.0                   1.0
Operating and Licensing
  Fees                        2.9                   1.0
Other                          .3                    .1
                            -----                 -----
Total                       100.0%                100.0%
                            =====                 =====


     The increase in operating margin and the fluctuation in expense components are due to the economy of scale gained from closing the remaining three branch offices at the end of April 1995, consolidating all operations at corporate headquarters, the development and installation of new data processing systems such as the Fair, Isaac and Company credit evaluation system and an increase in dealer fees to offset costs.

     The gross charge-off rate remained relatively consistent comparing first quarter last year to first quarter this year at approximately 12%. Non-performing loans as a percent of the gross installment notes receivable portfolio increased slightly from the year end to April 30, 1996. Because the Company provides financing to sub-prime rated customers, many of whom have limited access to financing through traditional sources of consumer credit, these percentages are considered by the Company to be reasonable and also lower than those of its competitors. The risk of loss to the Company is mitigated by a security interest in the vehicles sold, dealer holdbacks and loan loss reserves.

     Management continues its efforts to make NAC the leading company in the alternative financial services industry. One of the new programs introduced during first quarter of fiscal 1997 was low cost floor planning for member dealers. This program is gradually replacing the Program Car benefit for dealers which is being phased out due to the discontinuance of dealership operations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           General and Administrative
                           --------------------------

     General and administrative expenses for the first quarter of fiscal 1997 as a percentage of total revenue decreased from the same period in fiscal 1996. General and administrative expenses were $1.5 million, or 11.3% of total revenue, compared with $1.3 million, or 17.7% of total revenue for the first quarter of fiscal 1996. This is principally due to certain fixed items included in general and administrative expense such as depreciation, building maintenance and support salaries compared to rising revenue.

                                    Interest
                                    --------

     Interest expense increased approximately $90,000 in the current fiscal year over the prior fiscal year's first quarter. An increase in average outstanding debt from $12.9 million to $21.1 million slightly offset by a decline in the effective borrowing rate from 6.10% to 5.66%, accounted for the change.

                                  Income Taxes
                                  ------------

     The provision for income taxes increased from $1.8 million to $3.7 million for the quarters ended April 30, 1995 and 1996, respectively. This change is directly attributable to the increase in pre-tax income and a 1.3% rise in the effective tax rate. This increase is attributable to the diminishing effect of the tax credits generated from the Company's investment in certain affordable housing limited partnerships applied to a higher income base.

                             Discontinued Operations
                             -----------------------

     During the first quarter of fiscal 1997, the Company announced its decision to discontinue dealership operations once the supply of inventory vehicles from the discontinued rental operations is exhausted. The Company anticipates that this process will be completed by the end of the second quarter of fiscal 1997.

     Revenue from dealership operations decreased to $9.7 million on the sale of 1,415 units during the first quarter of fiscal 1997 versus $21.4 million on the sale of 3,016 units for the first quarter of fiscal 1996. Related cost of sales for the first quarter of fiscal 1997 decreased to $9.2 million from $19.8 million in the first quarter of fiscal 1996, principally as a result of decreased sales volume. Remaining inventory on hand at April 30, 1996 for discontinued dealership operations was 934 units.

     During the third quarter of fiscal 1996, the Company discontinued automobile rental operations through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. The assets and operating results of both rental and dealership operations have been restated to reflect discontinuation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

    The Company's primary sources of internally generated funds include net cash provided by operating activities, principal collected on installment notes receivable and proceeds from sales of rental automobiles. The funds generated from the sale of rental automobiles will decrease throughout fiscal 1997 as the supply of cars is exhausted and the dealership operations segment is discontinued.

    External sources of funds available to the Company at April 30, 1996 consisted of $56 million in unsecured uncommitted short-term bank lines of credit and $40 million in unsecured committed bank lines of credit (increased to $50 million on June 7, 1996), neither of which have compensating balance requirements. The committed bank facility expires on May 27, 1997. Outstanding borrowings at April 30, 1996 amounted to $25.2 million in unsecured uncommitted short-term lines of credit.

    The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements as necessary, and to finance future growth.

    The ratio of operating debt to total capital was 4.7% at April 30, 1996 and 1.5% at January 31, 1996. It is anticipated that debt levels will increase through the end of this fiscal year primarily to fund the increased growth in new installment contracts.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          a)  Exhibits
              --------

              Exhibit 27 - Financial Data Schedule
              ------------------------------------

              Electronically filed with the Securities and Exchange
                 Commission pursuant to Item 601(c) of Regulation S-K


          b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended April
                 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATIONAL AUTO CREDIT, INC.


Date:     June 11,  1996          By:/s/ Robert J. Bronchetti
     -----------------------         ------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Executive Officer
                                     and Director


                                 By: /s/ Davida S. Howard
                                     ------------------------
                                     Davida S. Howard
                                     Vice President-Finance
                                     and Controller (Principal
                                     Financial and Accounting
                                     Officer)