Form 10-Q
period 1996-07-31
NATIONAL AUTO CREDIT INC /DE
filed 1996-09-12
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q

(MARK ONE)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         July 31, 1996
                              -------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  -------------------------

                         Commission file number          1-11601
                                               ---------------------------

                           NATIONAL AUTO CREDIT, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  34-1816760
- ------------------------------------     --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                      30000 Aurora Road, Solon, Ohio 44139
- -------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code  (216) 349-1000
                                                  -----------------------------

- -------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes X   No
                ---    ---

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes    No
                                        ---   ---

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,502,337 shares as of August 31, 1996.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE NUMBER
                                                                        -----------
PART I.  FINANCIAL INFORMATION:
  Item 1.           Financial Statements

                    Consolidated Balance Sheets -
                    July 31, 1996 and January 31, 1996                         1

                    Consolidated Statements of Income - Three
                    and Six Months Ended July 31, 1996 and 1995                2

                    Consolidated Statement of Stockholders'
                    Equity - Six Months Ended July 31, 1996                    3

                    Consolidated Statements of Cash Flows -
                    Six Months Ended July 31, 1996 and 1995                    4

                    Notes to Consolidated Financial Statements             5 - 9

  Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        10 - 14


PART II. OTHER INFORMATION:

  Item 4.           Submission of Matters to a Vote of
                    Security Holders                                          15

  Item 6.           Exhibits and Reports on Form 8-K                          15

                   National Auto Credit, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Thousands of Dollars, Except Per Share Amounts)

                                                       July 31,      January 31,
                                                         1996           1996
                                                      ----------     -----------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                              $   1,676      $   1,665
Installment notes receivable,
  net (Note B)                                           356,042        294,901
Property and equipment, net of
  accumulated depreciation of
  $5,835 and $4,959, respectively                          9,623          9,175
Other assets                                              13,295         12,480
Assets related to discontinued
  operations (Note F)                                      3,478         24,902
                                                       ---------      ---------
                                                       $ 384,114      $ 343,123
                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Dealer holdbacks, net (Notes C and D)                $  74,106      $  59,875
  Self-insurance claims                                    7,591         12,712
  Notes payable                                           13,354         13,354
  Operating debt                                          27,646          3,546
  Deferred and accrued
    income taxes                                          11,416         17,379
  Other liabilities                                       20,479         18,594
                                                       ---------      ---------
                                                         154,592        125,460
                                                       ---------      ---------
Commitments and Contingencies (Note E)                      --             --

Stockholders' Equity
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                             --             --
  Common stock - $.05 par value,
    authorized 40,000,000 and 30,000,000
    shares, issued 29,800,905 and
    27,183,217 shares, respectively                        1,490          1,359
  Additional paid-in capital                             165,196        128,133
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,218 and $1,349, respectively                    74,458         99,793
  Treasury stock, at cost, 1,298,568
    shares                                               (11,622)       (11,622)
                                                       ---------      ---------
                                                         229,522        217,663
                                                       ---------      ---------
                                                       $ 384,114      $ 343,123
                                                       =========      =========


See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                        Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                       Three Months Ended     Six Months Ended
                                             July 31,              July 31,
                                       -------------------   -------------------
                                         1996       1995       1996        1995
                                       --------    -------   --------    -------
REVENUE
  Interest income                      $ 13,851    $ 8,864   $ 27,217    $16,410
  Fee and other income                    1,521        946      3,088      1,667
                                       --------    -------   --------    -------
                                         15,372      9,810     30,305     18,077
COSTS AND EXPENSES
  Provision for credit losses             2,373        691      4,389      1,393
  Operating                               1,103        918      2,240      1,998
  General and administrative              1,338      1,624      2,798      2,960
  Interest                                  496        253        828        497
                                       --------    -------   --------    -------
                                          5,310      3,486     10,255      6,848
                                       --------    -------   --------    -------


INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    10,062      6,324     20,050     11,229

  Provision for income taxes              3,522      2,278      7,218      4,031
                                       --------    -------   --------    -------
INCOME FROM CONTINUING OPERATIONS         6,540      4,046     12,832      7,198

DISCONTINUED OPERATIONS,
  NET OF TAX (Note F)                    (1,402)       215     (1,402)     1,708
                                       --------    -------   --------    -------

NET INCOME                             $  5,138    $ 4,261   $ 11,430    $ 8,906
                                       ========    =======   ========    =======

EARNINGS (LOSS) PER SHARE
  Continuing operations                $    .23    $   .14   $    .45    $   .25
  Discontinued operations                  (.05)       .01       (.05)       .06
                                       --------    -------   --------    -------
    Total                              $    .18    $   .15   $    .40    $   .31
                                       ========    =======   ========    =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)             28,487     28,331     28,483     28,302
                                       ========    =======   ========    =======



See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                 (In Thousands)
                                   (Unaudited)

                         Six Months Ended July 31, 1996

                         Common Stock                            Foreign
                       ---------------   Additional              Currency
                                  Par     Paid-In    Retained   Translation  Treasury
                       Shares    Value    Capital    Earnings    Adjustment   Stock        Total
                       ------   -------  ---------   --------   -----------  --------    ---------
BALANCE,
  JANUARY 31, 1996     27,183   $1,359   $128,133   $ 101,142    $ (1,349)   $(11,622)   $ 217,663

  Net income                                           11,430                               11,430
  Stock issued under
    benefit plans          29        2        301                                              303
  10% Stock dividend    2,589      129     36,762     (36,896)                                  (5)
  Foreign currency
    translation                                                       131                      131
                       ------   ------   --------   ---------    --------    --------    ---------
BALANCE,
  JULY 31, 1996        29,801   $1,490   $165,196   $  75,676    $ (1,218)   $(11,622)   $ 229,522
                       ======   ======   ========   =========    ========    ========    =========

See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       July 31,
                                                                   1996        1995
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $ 11,430    $  8,906
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                             1,675      11,857
          Interest income on dealer advances                       (6,420)     (3,719)
          Provision for credit losses                               4,389       1,393
          Deferred income taxes                                      (329)     (5,069)
          Changes in operating assets and liabilities:
             Accounts receivable                                    1,002       2,426
             Current income taxes payable                          (5,634)      3,386
             Other liabilities                                     (1,499)        715
             Self-insurance claims                                 (5,121)    (10,535)
             Other operating assets and liabilities, net              396       3,766
                                                                 --------    --------
           Net cash (used in) provided by operating activities       (111)     13,126
                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal collected on installment notes receivable            57,448      40,117
    Proceeds from sale of rental automobiles                        9,270       4,486
    Purchase of dealership inventory                                 (471)     (9,147)
    Advances to dealers and payments of dealer holdbacks          (89,911)    (49,678)
    Other investing activities, net                                  (743)       (353)
                                                                 --------    --------
           Net cash used in investing activities                  (24,407)    (14,575)
                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on operating debt and notes payable             24,100         908
    Payments to acquire treasury stock                               --          (786)
    Stock issued under benefit plans                                  303       1,205
    Other financing activities, net                                   126          22
                                                                 --------    --------
           Net cash provided by financing activities               24,529       1,349
                                                                 --------    --------
Increase (decrease) in cash and cash equivalents                       11        (100)
Cash and cash equivalents at beginning of period                    1,665         398
                                                                 --------    --------
Cash and cash equivalents at end of period                       $  1,676    $    298
                                                                 ========    ========
Supplemental Disclosures of Cash Flow Information:

    Interest paid                                                $    683    $    548
                                                                 ========    ========
    Income taxes paid                                            $ 11,860    $  7,547
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

                The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's January 31, 1996 Annual Report on Form 10-K.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - Installment Notes Receivable, Net
         ---------------------------------

                The components of installment notes receivable are as follows:

                                               July 31,        January 31,
                                                 1996              1996
                                              ----------       ----------
                                                      (in thousands)
          Gross installment notes receivable  $  423,330       $  351,312
          Unearned income                        (63,718)         (53,833)
          Allowance for loan losses               (3,570)          (2,578)
                                              ----------       ----------
          Installment notes receivable, net   $  356,042       $  294,901
                                              ==========       ==========

                A summary of changes in gross installment notes receivable is as follows:

                                        Three Months Ended   Six  Months  Ended
                                              July 31,             July 31,
                                       -------------------   ------------------
                                         1996       1995       1996      1995
                                       --------   --------   --------  --------
                                                     (in thousands)
          Balance, beginning of period $389,497   $220,078   $351,312  $193,456
          Contracts accepted             86,764     81,495    176,234   139,799
          Cash collections              (40,182)   (29,033)   (80,190)  (54,527)
          Charge-offs against:
            Dealer holdback              (9,492)    (3,730)   (17,832)   (7,653)
            Unearned income/allowance    (3,257)    (1,818)    (6,194)   (4,083)
                                       --------   --------   --------  --------
          Balance, end of period       $423,330   $266,992   $423,330  $266,992
                                       ========   ========   ========  ========

                Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 60 months with an average initial term of 36 months and an initial gross amount of $9,300. At July 31 and January 31, 1996, the average remaining note term was 23 months. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% of total installment notes receivable, except for North Carolina with 12.9% and Texas with 11.4%.

                Changes in the allowance for loan losses, which are provided for earned but unpaid finance charges on the entire portfolio are as follows:

                                       Three Months Ended    Six  Months  Ended
                                             July 31,              July 31,
                                       -------------------   ------------------
                                         1996       1995       1996      1995
                                       --------   --------   --------  --------
                                                     (in thousands)
          Balance, beginning of period $  3,036   $  1,271   $  2,578  $  1,107
          Provision for credit losses     1,139        483      2,144     1,000
          Net charge-offs                  (605)      (214)    (1,152)     (567)
                                       --------   --------   --------  --------
          Balance, end of period       $  3,570   $  1,540   $  3,570  $  1,540
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

                                          July 31,   January 31,
                                            1996         1996
                                         ---------   -----------
                                             (in thousands)
                Dealer holdbacks         $ 334,621    $ 274,927
                Advances                  (271,453)    (222,830)
                                         ---------    ---------
                                            63,168       52,097
                Dealer advance reserve      10,938        7,778
                                         ---------    ---------
                Dealer holdbacks, net    $  74,106    $  59,875
                                         =========    =========

                A summary of changes in dealer holdbacks, net, is as follows:

                                             Three Months Ended    Six Months Ended
                                                  July 31,             July 31,
                                             -----------------    ------------------
                                               1996      1995       1996      1995
                                             --------  --------   --------  --------
                                                          (in thousands)
                Balance, beginning of period $ 67,064  $ 38,085   $ 59,875  $ 33,816
                Additions to holdbacks         67,074    65,650    137,672   110,872
                Advances disbursed            (51,259)  (55,058)  (107,489)  (93,417)
                Charge-offs of non-
                  performing notes             (9,492)   (3,730)   (17,832)   (7,653)
                Other                             719     1,163      1,880     2,492
                                             --------  --------   --------  --------
                Balance, end of period       $ 74,106  $ 46,110   $ 74,106  $ 46,110
                                             ========  ========   ========  ========

                The accrual of interest income is suspended once a note becomes 120 days contractually past due. These non-performing notes are charged-off against the related dealer's holdback and then loan loss reserves, if necessary. At July 31, 1996 and January 31, 1996 respectively, 17.5% and 17.0% of gross installment notes receivable were non-performing and covered by the net dealer holdbacks and 1.4% and 1.1% respectively, were covered by unearned income/allowances for credit losses.

NOTE D - Dealer Advance Reserve
         ----------------------

                The dealer advance reserve is maintained in the event the holdback of a particular dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of supplementing this reserve. A summary of changes in the dealer advance reserve is as follows:

                                                      Three Months Ended       Six Months Ended
                                                            July 31,              July 31,
                                                      -------------------    -------------------
                                                        1996       1995        1996       1995
                                                      --------    -------    --------    -------
                                                                     (in thousands)
               Balance, beginning of period           $  9,534    $ 4,104    $  7,778    $ 2,376
               Advance reserve fees                        383      1,406       1,335      2,955
               Provision for credit losses               1,234        208       2,245        393
               Net charge-offs                            (213)       (70)       (420)       (76)
                                                      --------    -------    --------    -------
               Balance, end of period                 $ 10,938    $ 5,648    $ 10,938    $ 5,648
                                                      ========    =======    ========    =======

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

                On June 15, 1992, former employees of the Company filed a class action lawsuit, currently pending in the United States District Court for the Northern District of California. The complaint alleges that the Company violated certain sections of the California Labor Law, including those relating to the payment of overtime. On June 16, 1995, the court issued a finding as to partial liability against the Company. Notices and claim forms were mailed to class members during the period from January through March 1996. As of September 1, 1996, nearly 400 claim forms have been returned by class members which are currently being reviewed by the Company. The Company estimates that ultimate damages, penalties, interest and attorneys' fees could range from $3 million to $5 million. The Company paid $1 million in June 1996 pursuant to an interim order for payment of plaintiff's attorneys fees and has $2 million accrued at July 31, 1996. The amount of damages, penalties, interest and attorneys' fees for which the Company may ultimately be held liable is subject to numerous variables and cannot be more precisely estimated. Due to these uncertainties, it is at least reasonably possible that the accrual for these claims will be further revised in fiscal 1997.

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

NOTE F - Discontinued Operations
         -----------------------

                During the first quarter of fiscal 1997, the Company announced its decision to discontinue dealership operations once its supply of inventory vehicles from the discontinued rental car segment is depleted. During the second quarter of fiscal 1997 substantially all remaining vehicles were disposed of and by August 1996 all dealership locations were closed.

                In the third quarter of fiscal 1996, the Company disposed of its rental fleet business through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. All liabilities related to the discontinued rental car business, principally, self-insurance claims and deferred taxes, are being retained by the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F -        Discontinued Operations (cont.)
                -----------------------

                Accordingly, the assets and operating results of both the rental car and dealership operations segments for all periods presented have been restated to reflect discontinuation.

                Summarized asset data related to discontinued operations is as follows:

                                                         July 31,              January 31,
                                                          1996                    1996
                                                        --------               -----------
                                                                 (in thousands)
                Accounts receivable, net                $    492                $  1,494
                Rental automobiles, net of
                 accumulated depreciation of
                 $187 and $10,458, respectively              104                  14,403
                Dealership inventory                       1,681                   5,794
                Other property and equipment, net             14                     419
                Other assets                               1,187                   2,792
                                                        --------                --------
                                                        $  3,478                $ 24,902
                                                        ========                ========


                Summarized results of discontinued operations are as follows:

                                                        Three Months Ended     Six Months Ended
                                                             July 31,              July 31,
                                                          1996       1995        1996     1995
                                                        --------   -------     -------   -------
                                                                      (in thousands)
                Revenue                                 $  3,169   $34,892     $12,871   $76,389
                Costs and Expenses:
                  Cost of goods sold and
                    operating expenses                     3,093    24,740      12,278    54,321
                  General and administrative               2,267     9,492       2,784    18,675
                  Interest                                  --          56        --         140
                                                        --------   -------     -------   -------
                    Total                                  5,360    34,288      15,062    73,136
                                                        --------   -------     -------   -------

                Income (loss) before income taxes         (2,191)      604      (2,191)    3,253

                Provision (benefit) for income taxes        (789)      389        (789)    1,545
                                                        --------   -------     -------   -------

                Net income (loss)                       $ (1,402)  $   215     $(1,402)  $ 1,708
                                                        ========   =======     =======   =======


                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

                                    Overview
                                    --------

     National Auto Credit, Inc., (the Company) had income from continuing operations of $6.5 million or $.23 per share for the quarter ended July 31, 1996 as compared to $4.0 million or $.14 per share for the quarter ended July 31, 1995.

     Revenue for the quarter ended July 31, 1996 was $15.4 million versus $9.8 million in the second quarter of the prior year. For the six months ended July 31, 1996, income from continuing operations was $12.8 million or $.45 per share, a 78.3% increase from the $7.2 million or $.25 per share earned in the prior year.

     Revenue and earnings benefited in the first six months of fiscal 1997 from an increase of $72.0 million in gross installment notes receivable to $423.3 million at July 31, 1996 from $351.3 million at January 31, 1996 and a 58.6% increase from the $267.0 million at July 31, 1995.

     The Company anticipates further increases in revenue and earnings consistent with the planned growth in the receivables portfolio to $500 million by the end of this fiscal year.

     During the quarter ended July 31, 1996, substantially all of the remaining rental cars from dealership and rental operations were sold. This completed the Company's strategic plan to discontinue operation of the non-financial services related businesses and allows the Company to focus all its resources on the core financing business.

                              Continuing Operations
                              ---------------------

Revenue
- -------

    Interest and fee income generated by NAC, Inc. ("NAC"), increased 56.7% from $9.8 million for the quarter ended July 31, 1995 to $15.4 million for the quarter ended July 31, 1996 and 67.6% from $18.1 million to $30.3 million for the six month periods then ended. This revenue growth is primarily attributable to the growth in the gross installment notes receivable portfolio and in NAC's enrolled dealer base as follows:

                   Gross Installment                     Number of
                    Notes Receivable       Number of      Enrolled
 Balance as of:      (in millions)         Contracts      Dealers
- ----------------   -----------------       ----------     --------
January 31, 1994        $ 93.2               12,900          900
July 31, 1994            152.2               21,500        1,200
January 31, 1995         193.5               28,400        1,400
July 31, 1995            267.0               40,700        1,900
January 31, 1996         351.3               53,000        2,300
July 31, 1996            423.3               61,700        2,600

     The average annualized yield on the portfolio decreased from 17.1% for the quarter ended July 31, 1995 to 16.1% for the quarter ended July 31, 1996 and from 16.8% to 16.6% for the six month periods then ended. This decrease is primarily attributable to the

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue (cont.)
- -------

increase in the average initial term of contracts included in the installment notes receivable portfolio from 34 months at year end to 36 months at July 31, 1996 and contributing to a lesser degree is the increase in non-performing contracts.

     Fee income includes principally warranty commissions and late fees. Revenue from these sources increased 60.8% and 85.2% for the second quarter and six month comparative periods primarily due to the benefit of increased contract volume and the growing size of the portfolio.

     To meet management targeted growth projections several initiatives were undertaken during the quarter including: low cost floor planning for selected member dealers, the expansion of the field sales staff into new markets including Raleigh, North Carolina, Phoenix, Arizona and Minneapolis, Minnesota and the inauguration of the NAC Credit Master Program offering special benefits to dealers.

Provision for Credit Losses
- ---------------------------

    The provision for credit losses was $2.4 million for the three months ended July 31, 1996 as compared to $.7 million in the prior year. For the six months ended July 31, 1996 this expense was $4.4 million as compared to $1.4 million a year ago. The increase in the quarterly and six month period expense is attributable to the increase in the size and aging of the portfolio.

    The provision together with fees contractually charged to member dealers is added to either the allowance for loan losses or the dealer advance reserve. Management continually evaluates these allowances for credit losses using a variety of criteria to determine their adequacy. However, since there is no precise method for accurately determining losses they could vary from current estimates.

    Non-performing loans as a percent of the gross installment notes receivable portfolio are expected to increase as the portfolio matures and the average age of contracts in the portfolio increases. Because the Company provides financing to sub-prime rated customers, many of whom have limited access to financing through traditional sources of consumer credit, these percentages are considered by the Company to be reasonable and also lower than those of its competitors. The risk of loss to the Company is mitigated by a security interest in the vehicles sold, dealer holdbacks and loan loss reserves.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
- ------------------

     Operating expenses were $1.1 million in the second quarter of fiscal 1997 as compared to $.9 in the prior year. Operating expenses as a percent of revenue for the quarters ended July 31, 1996 and 1995 decreased to 7.2% from 9.4%, respectively, and for the six month periods then ended decreased to 7.4% from 11.1%.

    The percentage breakdown of NAC's operating expenses for the three month periods ended July 31, 1996 and 1995, is as follows:

                                    1996                           1995
                                   -----                          -----
Salaries and benefits               66.9%                          68.5%
Professional services                4.0                            5.5
Supplies                             8.6                            8.6
Telephone                            6.6                            4.5
Travel                               1.6                            3.8
Advertising                          1.1                            3.4
Rent and utilities                   2.3                            2.0
Depreciation                         2.2                             .7
Operating and licensing fees         3.4                             .9
Maintenance                          2.8                            1.5
Other                                 .5                             .6
                                   -----                          -----
Total                              100.0%                         100.0%
                                   =====                          =====


     The decrease in operating expenses as a percent of revenue for both the quarter and year to date is due to the economy of scale gained from consolidating all operations at corporate headquarters, the growth of the portfolio, the development and installation of new data processing systems such as the Fair, Isaac and Company credit evaluation system and an increase in dealer fees to offset costs.

General and Administrative
- --------------------------

     General and administrative expenses for both the second quarter and six months ended July 31, 1996 as a percentage of total revenue decreased from approximately 16% for the same periods in fiscal 1996 to approximately 9% this fiscal year. This decrease is due to the planned elimination of certain expenses through the Company's streamlining efforts since the sale of its rental business as well as the fixed nature of the majority of these expenses and the benefit derived from increased revenue.

Interest
- --------

     Interest expense increased from last year, both for the quarter and six month periods ended July 31, 1996 as operating debt increased from $10.3 million at July 31, 1995 to $27.6 million at July 31, 1996, slightly offset by a decline in the effective borrowing rate from 6.1% for both the quarter and year to date to 6.0% for the quarter ended July 31, 1996 and 5.9% for the six months then ended.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes
- ------------

     The provision for income taxes increased from $2.3 million to $3.5 million for the quarters ended July 31, 1995 and 1996, and from $4.0 million to $7.2 million for the six months then ended, respectively. This change is directly attributable to the increase in pre-tax income.

                             Discontinued Operations
                             -----------------------

     During the first quarter of fiscal 1997, the Company announced its decision to discontinue dealership operations once the supply of inventory vehicles from the discontinued rental operations is exhausted. This process was substantially completed by the end of the second quarter of fiscal 1997.

     Revenue from dealership operations decreased to $3.2 million on the sale of 388 units during the second quarter of fiscal 1997 versus $17.1 million on the sale of 2,489 units for the second quarter of fiscal 1996. Related cost of sales for the second quarter of fiscal 1997 decreased to $3.1 million from $15.6 million in the second quarter of fiscal 1996, principally as a result of decreased sales volume. Remaining inventory on hand at July 31, 1996 for discontinued dealership operations was approximately 270 units.

     During the third quarter of fiscal 1996, the Company discontinued automobile rental operations through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. The assets and operating results of both rental and dealership operations have been restated to reflect discontinuation.

     As discussed in Note E to the consolidated financial statements the Company paid $1 million for plaintiff's attorneys fees pursuant to a class action lawsuit. This $1 million was booked as an expense during the quarter ended July 31, 1996. Due to the uncertainties inherent in the estimating process for legal reserves, it is reasonably possible that these reserves will be further revised until all claims are settled.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        The Company's primary sources of funds include net cash provided by principal collected on installment notes receivable, bank financing and proceeds from the sale of rental automobiles. The funds generated from the sale of rental automobiles has decreased and will cease by the end of fiscal 1997 as the supply of cars is exhausted.

        External sources of funds available to the Company at July 31, 1996 consisted of $51 million in unsecured uncommitted short-term bank lines of credit (increased to $61 million on August 9, 1996) and $50 million in an unsecured committed bank facility, neither of which have compensating balance requirements. The committed bank facility expires on May 27, 1997. Outstanding borrowings at July 31, 1996 amounted to $26.0 million from the uncommitted lines and $15.0 from the committed facility.

        The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements as necessary, and to finance short-term growth. Management is currently actively exploring additional financing options to ensure adequate funding for long-term growth.

        The ratio of operating debt to total capital was 10.3% at July 31, 1996 and 1.5% at January 31, 1996. It is anticipated that debt levels will increase through the end of this fiscal year primarily to fund the increased growth in new installment contracts.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4.         Submission of Matters to a Vote of Security Holders
                ----------------------------------------------------
                The Annual Meeting of Stockholders was held on June 6, 1996.

                The election of three directors was voted upon. Below are the results of the election:

                                                                          Votes
                                                     Votes               Against                      Broker
                                                    in Favor           or Withheld      Abstentions  Non-Votes
                                                    -----------        -----------      -----------  ---------
                 Election of Directors
                   Robert J. Bronchetti             25,279,183           275,219            --           --
                   J. Hunter Brown                  25,440,934           113,468            --           --
                   James E. Smith, Jr.              25,280,628           273,774            --           --

                 Each other director whose term of office as a director continued after the meeting is as follows: Sam J. Frankino, Noah T. Herndon, Per E. Hoel, and Edward N. Leszczynski. Subsequent to the date of the Annual Meeting of Stockholders, Edward N. Leszczynski resigned as a director.

ITEM 6.          Exhibits and Reports on Form 8-K
                 --------------------------------

                 a)   Exhibits
                      --------
       Exhibit
       Number                Exhibit Description
       ------                -------------------

       10(i) Credit Agreement dated June 30, 1995 among the Company, the Banks listed on the signature page thereof, and NBD Bank, as Agent, filed herewith, as amended by Amendment No. 1 to Credit Agreement dated May 28, 1996, filed herewith.

       27      Financial Data Schedule

               Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K.

          b)   Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL AUTO CREDIT, INC.

Date:  September 12, 1996         By: /s/ Robert J. Bronchetti
     -----------------------         ----------------------------------
                                      Robert J. Bronchetti
                                      President and
                                      Chief Executive Officer
                                      and Director

                                 By: /s/ Davida S. Howard
                                     ----------------------------------
                                     Davida S. Howard
                                     Vice President-Finance and
                                     Controller (Principal Financial
                                     and Accounting Officer)

                                INDEX OF EXHIBITS

Exhibit Number                  Description
- --------------                  -----------

        10(i) Credit Agreement dated June 30, 1995 among the Company, the Banks listed on the signature page thereof, and NBD Bank, as Agent, filed herewith, as amended by Amendment No. 1 to Credit Agreement dated May 28, 1996, filed herewith.


        27                      Financial Data Schedule