Form 10-Q
period 1996-10-31
NATIONAL AUTO CREDIT INC /DE
filed 1996-12-13
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

(MARK ONE)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         October 31, 1996
                               -----------------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

                      Commission file number     1-11601
                                             -------------------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  34-1816760
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      30000 Aurora Road, Solon, Ohio 44139
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code  (216) 349-1000
                                                   ------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X       No
                 -----        -----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.   Yes            No
                                         -----         -----

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,519,332 shares as of November 30, 1996.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION:


  Item 1.           Financial Statements


                    Consolidated Balance Sheets -
                    October 31, 1996 and January 31, 1996                1


                    Consolidated Statements of Income - Three
                    and Nine Months Ended October 31, 1996 and 1995      2


                    Consolidated Statement of Stockholders'
                    Equity - Nine Months Ended October 31, 1996          3


                    Consolidated Statements of Cash Flows -
                    Nine Months Ended October 31, 1996 and 1995          4


                    Notes to Consolidated Financial Statements         5 - 9


  Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     10 - 14


PART II. OTHER INFORMATION:


  Item 6.           Exhibits and Reports on Form 8-K                    15

                   National Auto Credit, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Thousands of Dollars, Except Per Share Amounts)


                                                                       October 31,             January 31,
                                                                          1996                    1996
                                                                       -----------             -----------
                                                                       (Unaudited)

ASSETS
Cash and cash equivalents                                              $     1,700             $    1,665
Installment notes receivable,
  net (Note B)                                                             384,275                294,901
Property and equipment, net of
  accumulated depreciation of
  $5,958 and $4,959, respectively                                            9,384                  9,175
Other assets                                                                13,615                 12,480
Assets related to discontinued
  operations (Note F)                                                        1,033                 24,902
                                                                       -----------             ----------

                                                                       $   410,007             $  343,123
                                                                       ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Dealer holdbacks, net (Notes C and D)                                $    80,753             $   59,875
  Self-insurance claims                                                      6,318                 12,712
  Notes payable                                                             13,354                 13,354
  Operating debt                                                            41,646                  3,546
  Deferred and accrued
    income taxes                                                            11,125                 17,379
  Other liabilities                                                         25,811                 18,594
                                                                       -----------             ----------
                                                                           179,007                125,460
                                                                       -----------             ----------

Commitments and Contingencies (Note E)                                        --                    --

Stockholders' Equity
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                               --                    --
  Common stock - $.05 par value,
    authorized 40,000,000 and 30,000,000
    shares, issued 29,810,400 and
    27,183,217 shares, respectively                                          1,491                  1,359
  Additional paid-in capital                                               165,275                128,133
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,025 and $1,349, respectively                                      75,856                 99,793
  Treasury stock, at cost, 1,298,568
    shares                                                                 (11,622)               (11,622)
                                                                       -----------             ----------
                                                                           231,000                217,663
                                                                       -----------             ----------

                                                                       $   410,007             $  343,123
                                                                       ===========             ==========




See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                        Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)



                                       Three Months Ended        Nine Months Ended
                                          October 31,               October 31,
                                     ---------------------     ---------------------
                                       1996         1995         1996         1995
                                     --------    ---------     --------    ---------

REVENUE
  Interest income                    $ 14,156     $ 10,745     $ 41,373     $ 27,155
  Fee and other income                  2,007        1,144        5,095        2,811
                                     --------     --------     --------     --------
                                       16,163       11,889       46,468       29,966
COSTS AND EXPENSES
  Provision for credit losses           2,642          983        7,031        2,376
  Operating                             1,489        1,268        4,151        3,537
  General and administrative            1,161        1,233        3,537        3,922
  Interest                                788          249        1,616          746
                                     --------     --------     --------     --------
                                        6,080        3,733       16,335       10,581
                                     --------     --------     --------     --------


INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                  10,083        8,156       30,133       19,385

  Provision for income taxes            3,419        2,980       10,637        7,011
                                     --------     --------     --------     --------

INCOME FROM CONTINUING OPERATIONS       6,664        5,176       19,496       12,374

DISCONTINUED OPERATIONS,
  NET OF TAX (Note F)
  Income (loss) from operations        (5,459)        (445)      (6,861)       1,263
  Loss on disposal of operations         --           (212)        --           (212)
                                     --------     --------     --------     --------
                                       (5,459)        (657)      (6,861)       1,051
                                     --------     --------     --------     --------

NET INCOME                           $  1,205     $  4,519     $ 12,635     $ 13,425
                                     ========     ========     ========     ========

EARNINGS (LOSS) PER SHARE
  Continuing operations              $    .23     $    .18     $    .68     $    .43
  Discontinued operations                (.19)        (.02)        (.24)         .04
                                     --------     --------     --------     --------
    Total                            $    .04     $    .16     $    .44     $    .47
                                     ========     ========     ========     ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)           28,504       28,397       28,490       28,334
                                     ========     ========     ========     ========



See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                 (In Thousands)
                                   (Unaudited)

                       Nine Months Ended October 31, 1996

                             Common Stock                                     Foreign
                          --------------------    Additional                  Currency
                                         Par       Paid-In      Retained     Translation    Treasury
                           Shares       Value      Capital      Earnings      Adjustment     Stock         Total
                          --------     -------    --------      --------     -----------   ---------      -------

BALANCE,
  JANUARY 31, 1996         27,183    $   1,359    $ 128,133    $ 101,142     $  (1,349)    $ (11,622)    $ 217,663

  Net income                                                      12,635                                    12,635
  Stock issued under
    benefit plans              38            3          380                                                    383
  10% Stock dividend        2,589          129       36,762      (36,896)                                       (5)
  Foreign currency
    translation                                                                    324                         324
                        ---------    ---------    ---------    ---------     ---------     ---------     ---------

BALANCE,
  OCTOBER 31, 1996         29,810    $   1,491    $ 165,275    $  76,881     $  (1,025)    $ (11,622)    $ 231,000
                        =========    =========    =========    =========     =========     =========     =========



See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)



                                                                      Nine Months Ended
                                                                         October 31,
                                                                  -----------------------
                                                                      1996         1995
                                                                  -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                    $  12,635     $  13,425
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization                               2,613        15,670
          Interest income on dealer advances                         (9,638)       (6,196)
          Provision for credit losses                                 7,031         2,376
          Loss on sale of discontinued operations                      --             212
          Deferred income taxes                                      (1,858)      (11,496)
          Changes in operating assets and liabilities:
             Accounts receivable                                      1,315         4,263
             Current income taxes payable                            (4,396)        7,176
             Other liabilities                                        7,350         1,918
             Self-insurance claims                                   (6,394)      (13,418)
             Other operating assets and liabilities, net             (1,225)        3,804
                                                                  ---------     ---------

           Net cash provided by operating activities                  7,433        17,734
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of discontinued operations                      --          20,524
    Principal collected on installment notes receivable              89,798        63,897
    Proceeds from sale of rental automobiles                         11,125        13,376
    Purchase of dealership inventory                                   (471)      (10,204)
    Advances to dealers and payments of dealer holdbacks           (145,564)      (96,639)
    Other investing activities, net                                  (1,088)         (612)
                                                                  ---------     ---------

           Net cash used in investing activities                    (46,200)       (9,658)
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on operating debt and notes payable               38,100        (8,961)
    Payments to acquire treasury stock                                 --            (786)
    Stock issued under benefit plans                                    383         1,709
    Other financing activities, net                                     319           (84)
                                                                  ---------     ---------

           Net cash provided by (used in) financing activities       38,802        (8,122)
                                                                  ---------     ---------

Increase (decrease) in cash and cash equivalents                         35           (46)
Cash and cash equivalents at beginning of period                      1,665           398
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $   1,700     $     352
                                                                  =========     =========

Supplemental Disclosures of Cash Flow Information:

    Interest paid                                                 $   1,326     $     900
                                                                  =========     =========

    Income taxes paid                                             $  12,803     $  13,032
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Summary of Significant Accounting Policies
         ------------------------------------------

                GENERAL:
                The accompanying consolidated financial statements include the accounts of National Auto Credit, Inc. and its subsidiaries (the Company).

                The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended January 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's January 31, 1996 Annual Report on Form 10-K.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - Installment Notes Receivable, Net
         ---------------------------------

                The components of installment notes receivable, net are as follows:

                                              October 31,      January 31,
                                                 1996              1996
                                              ----------       ----------
                                                      (in thousands)
          Gross installment notes receivable  $  456,529       $  351,312
          Unearned income                        (67,943)         (53,833)
          Allowance for loan losses               (4,311)          (2,578)
                                              ----------       ----------
          Installment notes receivable, net   $  384,275       $  294,901
                                              ==========       ==========

                A summary of changes in gross installment notes receivable is as follows:

                                        Three Months Ended    Nine Months Ended
                                            October 31,          October 31,
                                        ------------------    ------------------
                                         1996       1995       1996      1995
                                        --------   -------   --------  ---------
                                                     (in thousands)
          Balance, beginning of period $423,330   $266,992   $351,312  $193,456
          Contracts accepted             97,779     89,541    274,013   229,340
          Cash collections              (44,002)   (32,251)  (124,192)  (86,778)
          Charge-offs against:
            Dealer holdbacks            (15,895)    (4,704)   (33,727)  (12,357)
            Unearned income/allowance    (4,683)    (2,064)   (10,877)   (6,147)
                                       --------   --------   --------  --------
          Balance, end of period       $456,529   $317,514   $456,529  $317,514
                                       ========   ========   ========  ========

                Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 54 months with an average initial term of 36 months and an initial gross amount of $9,500. At October 31 and January 31, 1996, the average remaining note term was 23 months. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% of total installment notes receivable, except for North Carolina with 12.6% and Texas with 12.1%.

                Changes in the allowance for loan losses, which is provided for earned but unpaid finance charges on the entire portfolio are as follows:


                                       Three Months Ended     Nine Months Ended
                                           October 31,          October 31,
                                       -------------------   -------------------
                                         1996       1995       1996      1995
                                       ---------  --------   --------  --------
                                                     (in thousands)
          Balance, beginning of period $  3,570   $  1,540   $  2,578  $  1,107
          Provision for credit losses     1,941        751      4,085     1,751
          Net charge-offs                (1,200)      (336)    (2,352)     (903)
                                       --------   --------   --------  --------
          Balance, end of period       $  4,311   $  1,955   $  4,311  $  1,955
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

                                                      October 31,     January 31,
                                                          1996            1996
                                                      ----------      -----------
                                                             (in thousands)
                Dealer holdbacks                      $ 361,238       $  274,927
                Advances                               (293,480)        (222,830)
                                                      ---------       ----------
                                                         67,758           52,097
                Dealer advance reserve                   12,995            7,778
                                                      ---------       ----------
                Dealer holdbacks, net                 $  80,753       $   59,875
                                                      =========       ==========

                A summary of changes in dealer holdbacks, net, is as follows:

                                             Three Months Ended   Nine Months Ended
                                                October 31,          October 31,
                                             ------------------   ------------------
                                               1996      1995       1996      1995
                                             --------  --------   --------  --------
                                                         (in thousands)
                Balance, beginning of period $ 74,106  $ 46,110   $ 59,875  $ 33,816
                Additions to holdbacks         72,675    72,465    210,347   183,337
                Advances disbursed            (51,689)  (60,166)  (159,178) (153,583)
                Charge-offs of non-
                  performing notes            (15,895)   (4,704)   (33,727)  (12,357)
                Other                           1,556       587      3,436     3,079
                                             --------  --------   --------  --------
                Balance, end of period       $ 80,753  $ 54,292   $ 80,753  $ 54,292
                                             ========  ========   --------  ========

                The accrual of interest income is suspended once a note becomes 120 days contractually past due. These non-performing notes are charged-off against the related dealer's holdback and then loan loss reserves, if necessary. At October 31, 1996 and January 31, 1996 respectively, 17.7% and 17.0% of gross installment notes receivable were non-performing and covered by the net dealer holdbacks and 3.8% and 1.1% respectively, were covered by unearned income/allowances for credit losses.

NOTE D - Dealer Advance Reserve
         ----------------------

                The dealer advance reserve is maintained in the event the holdback of a particular dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of supplementing this reserve. A summary of changes in the dealer advance reserve is as follows:

                                             Three Months Ended   Nine Months Ended
                                                October 31,          October 31,
                                             ------------------    -----------------
                                               1996      1995       1996      1995
                                             -------    -------    -------   -------
                                                          (in thousands)
                Balance, beginning of period $10,938    $ 5,648    $ 7,778   $ 2,376
                Advance reserve fees           1,656      1,120      2,991     4,075
                Provision for credit losses      701        232      2,946       625
                Net charge-offs                 (300)      (132)      (720)     (208)
                                             -------    -------    -------   -------
                Balance, end of period       $12,995    $ 6,868    $12,995   $ 6,868
                                             =======    =======    =======   =======

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

                On June 15, 1992, former employees of the Company filed a class action lawsuit in the United States District Court for the Northern District of California. Their complaint alleged that the Company violated certain sections of the California Labor Law relating to the payment of overtime. On June 16, 1995, the court issued a finding of partial liability against the Company. Notices and claim forms were mailed to class members during the period from January through March 1996. On September 16, 1996, the Company entered into an Enforceable Settlement Agreement which was approved by the court on November 21, 1996. Pursuant to its terms, damages, penalties and interest were paid to the plaintiffs in the amount of $5.6 million and an additional $1.2 million was paid for plaintiff's attorneys fees. The Company had paid $1 million in June 1996, pursuant to an interim order for the payment of plaintiff's attorneys fees. The Company had previously accrued $2 million for potential liability with regard to the above settlement.

                In December 1995, the U.S. Department of Labor notified the Company of its investigation of the Company's pay practices concerning its former employees during the period from February 1993 through September 1995. The Department of Labor's investigation is still in its early stages and, as such, potential liability, if any, cannot be estimated by the Company at this time.

NOTE F - Discontinued Operations
         -----------------------

                In the third quarter of fiscal 1996, the Company disposed of its rental fleet business through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. All liabilities related to the discontinued rental car business, principally, self-insurance claims and deferred taxes, were retained by the Company.

                During the first quarter of fiscal 1997, the Company discontinued its dealership operations. At October 31, 1996, all vehicles have been disposed of and all dealership locations have been closed.

                As discussed in Note E, a settlement of its class action lawsuit reduced discontinued pre-tax earnings for the three months ended October 31, 1996 by $4.8 million or $.17 per share. Additional legal fees related to this lawsuit, additional litigation expenses and the loss on the sale of the remaining rental cars were also recognized during the current year's third quarter.

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

                Summarized asset data related to discontinued operations is as follows:

                                                                        October 31,                    January 31,
                                                                           1996                           1996
                                                                        ----------                     -----------
                                                                                       (in thousands)
          Accounts receivable, net                                       $    179                       $  1,494
          Rental automobiles, net of
                 accumulated depreciation of
                 $10,458 at January 31, 1996                                  --                          14,403
          Dealership inventory                                                 69                          5,794
          Other property and equipment, net                                    12                            419
          Other assets                                                        773                          2,792
                                                                         --------                       --------
                                                                         $  1,033                       $ 24,902
                                                                         ========                       ========


                Summarized results of discontinued operations are as follows:

                                              Three Months Ended     Nine Months Ended
                                                 October 31,            October 31,
                                              ------------------     ------------------
                                                1996       1995        1996     1995
                                              --------   -------     --------  --------
                                                            (in thousands)
                Revenue                       $    773   $23,411     $13,644   $99,800
                Cost of goods sold and
                  operating expenses               963    17,574      13,241    71,895
                General and administrative       8,014     6,166      10,798    24,841
                Interest                          --         135        --         275
                                              --------   -------     -------   -------
                                                 8,977    23,875      24,039    97,011
                                              --------   -------     -------   -------

                Income (loss) before
                  income taxes                  (8,204)     (464)    (10,395)    2,789
                Provision (benefit) for
                  income taxes                  (2,745)      (19)     (3,534)    1,526
                                              --------   -------     -------   -------
                Income (loss) from
                  operations                    (5,459)     (445)     (6,861)    1,263
                Loss on disposal of
                  operations,net of tax           --        (212)       --        (212)
                                              --------   -------     -------   -------
                Net income (loss)             $ (5,459)  $  (657)    $(6,861)  $ 1,051
                                              ========   =======     =======   =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

                                    Overview
                                    --------

     National Auto Credit, Inc., (the Company) had income from continuing operations of $6.7 million or $.23 per share for the quarter ended October 31, 1996, a 28.7% increase compared to $5.2 million or $.18 per share for the quarter ended October 31, 1995.

     Revenue for the quarter ended October 31, 1996 was $16.2 million versus $11.9 million in the third quarter of the prior year. For the nine months ended October 31, 1996, income from continuing operations was $19.5 million or $.68 per share, a 57.6% increase from the $12.4 million or $.43 per share earned in the prior year.

     Revenue and earnings benefited in the first nine months of fiscal 1997 from an increase of $105.2 million in gross installment notes receivable to $456.5 million at October 31, 1996 from $351.3 million at January 31, 1996 and a 43.8% increase from the $317.5 million at October 31, 1995.

     The Company anticipates further increases in revenue and earnings consistent with the planned growth in the receivables portfolio which should approach $500 million by the end of this fiscal year.

                              Continuing Operations
                              ---------------------

Revenue
-------

    Interest and fee income generated by the Company increased 35.9% from $11.9 million for the quarter ended October 31, 1995 to $16.2 million for the quarter ended October 31, 1996 and 55.1% from $30.0 million to $46.5 million for the nine month periods then ended. This revenue growth is primarily attributable to the growth in the gross installment notes receivable portfolio and in NAC's enrolled dealer base as follows:

                    Gross Installment                              Number of
                    Notes Receivable         Number of             Enrolled
 Balance as of:      (in millions)           Contracts              Dealers
----------------   -----------------         ----------            --------
January 31, 1994       $ 93.2                 12,900                   900
October 31, 1994        169.2                 24,900                 1,300
January 31, 1995        193.5                 28,400                 1,400
October 31, 1995        317.5                 48,300                 2,100
January 31, 1996        351.3                 53,000                 2,300
October 31, 1996        456.5                 65,300                 2,900

     The average annualized yield on the portfolio decreased from 17.4% for the quarter ended October 31, 1995 to 15.1% for the quarter ended October 31, 1996 and from 16.7% to 16.1% for the nine month periods then ended. This decrease is primarily attributable to the increase in the average initial term of contracts included in the installment notes receivable portfolio from 34 months at year end to 36 months at October 31, 1996 and contributing to a lesser degree is the increase in non-performing contracts.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue (cont.)
-------

     Fee income includes principally warranty commissions and late fees. Revenue from these sources increased 75.4% and 81.3% for the three and nine month comparative periods primarily as market penetration of contracts accepted with warranty sales improved. Warranty penetration increased from 41% to 56% and from 40% to 53% for the three and nine months ended October 31, 1995 and 1996, respectively. Additionally, the collection of late fees has increased proportionally to the growth in the loan portfolio.

Earlier in fiscal 1997, management introduced low cost floor planning for selected member dealers, expanded field sales presence to 27 markets and initiated the NAC Credit Master Program. Management is again planning expansion of the field sales organization to serve a total of 32 markets by the end of February 1997. Low cost floor planning has been expanded and continues to give the Company a competitive edge. The NAC Credit Master Program presently has 130 participating member dealers with new membership continuing to grow. In addition, the Company is in the process of hiring remarketers to act as our representatives at auctions throughout the country in order to maximize proceeds from repossessions.

Provision for Credit Losses
---------------------------

    The provision for credit losses was $2.6 million for the three months ended October 31, 1996 as compared to $1.0 million for the same period in the prior year. For the nine months ended October 31, 1996, this expense was $7.0 million as compared to $2.4 million for the same period a year ago. The increase in the provision for credit losses is attributable to the increase in the size and aging of the portfolio.

    The provision for credit losses together with fees contractually charged to member dealers is added to either the allowance for loan losses or the dealer advance reserve. Management continually evaluates these allowances for credit losses using a variety of criteria to determine their adequacy. However, since there is no precise method for accurately determining losses they could vary from current estimates.

    Non-performing loans as a percent of the gross installment notes receivable portfolio are expected to increase as the portfolio matures and the average age of contracts in the portfolio increases. Because the Company provides financing to sub-prime rated customers, many of whom have limited access to financing through traditional sources of consumer credit, the non-performing percentages are considered by the Company to be reasonable and also lower than those of its competitors. The risk of loss to the Company is mitigated by a security interest in the vehicles sold, dealer holdbacks and loan loss reserves. During the third quarter of fiscal 1997, the collection staff was increased by approximately 30% from the second quarter of fiscal 1997 and is expected to continue to increase. Management expects the build up in the collection staff to increase customer contacts and cash collections.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
------------------

     Operating expenses were $1.5 million in the third quarter of fiscal 1997 as compared to $1.3 in the prior year. Operating expenses as a percent of revenue for the quarters ended October 31, 1996 and 1995 decreased to 9.2% from 10.7%, respectively, and for the nine month periods then ended decreased to 8.9% from 11.8%.

    The percentage breakdown of NAC's operating expenses for the three month periods ended October 31, 1996 and 1995, is as follows:

                                                1996           1995
                                               -----          -----

Salaries and benefits                           65.5%          65.7%
Professional services                            4.6            5.0
Supplies                                         7.5            8.6
Telephone                                        6.5            4.5
Travel                                           1.7            2.3
Advertising                                      1.7            1.7
Rent and utilities                               2.3            2.5
Depreciation                                     3.4            2.4
Operating and licensing fees                     3.9            3.6
Maintenance                                      2.4            3.0
Other                                             .5             .7
                                               -----          -----
Total                                          100.0%         100.0%
                                               =====          =====


     The decrease in operating expenses as a percent of revenue for both the quarter and year to date periods is due primarily to the impact of the growth of the portfolio and the resulting economies of scale gained from the Company's centralized operations as well as the development and installation of new data processing systems such as the Fair, Isaac and Company credit evaluation system and an increase in dealer fees to offset costs.

General and Administrative
--------------------------

     General and administrative expenses for both the three and nine month periods ended October 31, 1996 and 1995 as a percentage of total revenue decreased from 10.4% and 13.1%, respectively, in fiscal 1996 to 7.2% and 7.6%, respectively, in the current year. This decrease is due to the planned elimination of certain expenses through the Company's streamlining efforts since the sale of its rental business as well as the fixed nature of the majority of these expenses and the benefit derived from increased revenue.

Interest
--------

     Interest expense increased from the prior year for both the three and nine month periods ended October 31, 1996 as average operating debt increased. There was also a slight increase in the effective borrowing rate from 5.9% for the three months ended October 31, 1995 to 6.1% for the same period in 1996 while both nine month periods remained constant at 6.0%.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income Taxes
------------

     The provision for income taxes increased to $3.4 million from $3.0 million for the quarters ended October 31, 1996 and 1995, and to $10.6 million from $7.0 million for the nine months then ended, respectively. This change is primarily attributable to the increase in pre-tax income, partially offset by a decrease in the effective tax rate. The effective tax rate for continuing operations decreased to 33.9% from 36.5% for the quarters ended October 31, 1996 and 1995. The tax rate decreased to 35.3% from 36.2% for the nine months ended October 31, 1996 and 1995 respectively. This decrease in rate, for both the quarter and year to date , is attributable to a decrease in the Company's overall state tax rate. The lower state tax rate recorded in the third quarter reflects the reduced state tax burden we expect due to our rapidly changing presence in various state tax jurisdictions.


Discontinued Operations
-----------------------


     During the third quarter of fiscal 1996, the Company discontinued automobile rental operations through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. During the first quarter of fiscal 1997, the Company discontinued its dealership operations. At October 31, 1996, all inventory vehicles have been disposed of and all dealership locations have been closed. The assets and operating results of both rental and dealership operations have been restated to reflect discontinuation.

        The Company recently announced a settlement of its previously disclosed class action lawsuit (refer to Note E to the consolidated financial statements). Subsequent to this settlement, the Company paid a total of $6.8 million of which the Company had previously accrued $2.0 million. The remaining $4.8 million was recorded as a charge to pre-tax income for discontinued operations during the three months ended October 31, 1996. Additional expense items in the third quarter of fiscal 1997 were additional legal fees, additional litigation expenses and the loss on the sale of the remaining rental vehicles resulting in a loss from discontinued operations of $5.5 million compared to $.4 million for the same three month period in fiscal 1996. The Company had previously expensed and paid an interim order for plaintiff's attorneys fees in the second quarter of fiscal 1997 for $1.0 million.

        The Company is planning an actuarial study for its self-insurance claims relating to rental automobiles in the fourth quarter of fiscal 1997 consistent with past practices. The results of this study, while unable to predict due to the uncertainties inherent in this process, will be reflected in the fourth quarter.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


        The Company's primary sources of funds include net cash provided by operating activities, collections on installment notes receivable, bank financing and proceeds from the sale of rental automobiles. The funds generated from the sale of rental automobiles had ceased by the third quarter of fiscal 1997.

        External sources of funds available to the Company at October 31, 1996 consisted of $72 million in unsecured uncommitted short-term bank lines of credit and $50 million in an unsecured committed bank facility, neither of which have compensating balance requirements. The committed bank facility expires on May 27, 1997. Outstanding borrowings at October 31, 1996 amounted to $39.0 million from the uncommitted lines and $16.0 from the committed facility.

        The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements as necessary, and to finance short-term growth. Management is finalizing plans for a private debt offering and has received a BBB rating from Duff & Phelps in the process. This offering, coupled with the existing debt facilities, will support the planned growth of the portfolio through fiscal 1998.

        The ratio of operating debt to total capital was 14.7% at October 31, 1996 and 1.5% at January 31, 1996. It is anticipated that debt levels will increase through the end of this fiscal year primarily to fund dealer advances associated with the increased growth in new installment contracts.

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
               --------

       Exhibit
       Number                Exhibit Description
       ------                -------------------

       27      Financial Data Schedule

               Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K.

          b)   Reports on Form 8-K
               -------------------

                      On November 6, 1996, a Form-8K was filed announcing the proposed settlement of the previously disclosed class action lawsuit filed by former employees of the Company with regards to the payment of overtime.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL AUTO CREDIT, INC.


Date:  December 12, 1996          By:/s/ Robert J. Bronchetti
     ----------------------          ------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Executive Officer
                                     and Director



                                 By: /s/ Davida S. Howard
                                     --------------------
                                     Davida S. Howard
                                     Vice President-Finance and
                                     Controller (Principal Financial
                                     and Accounting Officer)