Form 10-K405
period 1997-01-31
NATIONAL AUTO CREDIT INC /DE
filed 1997-04-25
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        -------------------------------
                                    FORM 10-K

(MARK ONE)

  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
------                 Exchange Act of 1934 (Fee Required)
                   For the fiscal year ended January 31, 1997

                                       OR

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
------               Exchange Act of 1934 (No Fee Required)

                  For the Transition Period From       to
                                                ------   ------
                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                         34-1816760
(State of incorporation)                   (I.R.S. Employer Identification No.)

      30000 Aurora Road, Solon, Ohio                             44139
(Address of principal executive offices)                       (Zip code)

       Registrant's telephone number, including area code: (216) 349-1000.

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                  Name of each exchange on which registered
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 31, 1997, 28,518,205 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by nonaffiliates at March 31, 1997, was approximately $118,530,759.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 1997, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Part I                                                        Page
------                                                       ------
Item      1.    Business. . . . . . . . . . . . . . . . . . . .  1
          2.    Properties. . . . . . . . . . . . . . . . . . .  7
          3.    Legal Proceedings . . . . . . . . . . . . . . .  7
          4.    Submission of Matters to a Vote
                   of Security Holders  . . . . . . . . . . . .  7
          Executive Officers of the Registrant  . . . . . . . .  8

Part II
-------

Item      5.    Market for the Registrant's Common
                  Equity and Related Stockholder Matters  . . . 10
          6.    Selected Financial Data . . . . . . . . . . . . 11
          7.    Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . 12
          8.    Financial Statements and Supplementary Data . . 18
          9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . 40

Part III
--------

Item     10.    Directors and Executive Officers of
                  the Registrant. . . . . . . . . . . . . . . . 40
         11.    Executive Compensation. . . . . . . . . . . . . 40
         12.    Security Ownership of Certain Beneficial
                  Owners and Management . . . . . . . . . . . . 40
         13.    Certain Relationships and Related
                  Transactions. . . . . . . . . . . . . . . . . 40

Part IV
-------

Item     14.    Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K . . . . . . . . . . . 41

                                     PART I
                                     ------

Item 1.  Business
-------  --------

OVERVIEW
--------

         National Auto Credit, Inc. (the "Company"), began operations in 1969 and was incorporated in Delaware in 1971. The Company's name was changed to National Auto Credit, Inc., effective August 15, 1994, and was formerly known as Agency Rent-A-Car, Inc. The Company's principal business activity is that of providing receivables management, collection services and funding for enrolled automobile dealers who in turn make funds available to those customers who have limited access to consumer credit.

         This financial services business is conducted by NAC, Inc.("NAC"), a wholly-owned subsidiary of the Company. NAC operates as an alternative financial services company for automobile dealerships throughout the United States. Working with over 3,300 dealers in its dealer network, NAC has established a receivables portfolio of over $500 million as of April 1997 and plans continued growth throughout fiscal 1998.

         The discontinued business segments operated under the names of Agency Rent-A-Car, Altra Auto Rental and National Motors. These businesses, which operated throughout the United States, were involved in the rental of automobiles on a short-term basis, principally to the insurance replacement market, and subsequent sale of retired rental vehicles.

FINANCIAL SERVICES
------------------

         GENERAL

         NAC began operations in October 1992, capitalizing on management's in-depth knowledge of the used car market, accumulated over 25 years of operating a rental car business. NAC is a financial services company specializing in providing funding, receivables management, collection services, sales training and other services to independently owned used automobile dealers. The primary business of NAC is to assist member dealers in providing indirect financing to sub-prime rated customers, many of whom have limited access to financing through traditional sources of consumer credit. As of April 1997, NAC conducted business with over 3,300 automobile dealerships in 45 states and has built an installment notes receivable portfolio of over $500 million.

         NAC enables member dealers to capture the sale that may have been lost as a result of unavailable credit. NAC currently charges qualified dealers a $3,000 fee for enrollment into the NAC Dealer Acceptance Program, which provides a source of funds for the qualified buyer, as well as a means of positive cash flow to the dealer on each and every sale. Annually thereafter, a $600 maintenance fee is assessed. A prospective customer who is interested in obtaining financing through NAC and its member dealers is required to complete a credit application in addition to a retail installment contract. These documents are then forwarded to NAC's Centralized Loan Processing Center.

         CENTRALIZED LOAN PROCESSING

         In early fiscal 1996 the Company consolidated all branch offices into one Centralized Loan Processing Center. This consolidation has greatly improved consistency in dealer services, increased efficiency in contract processing, enhanced employee productivity, as well as strengthened management controls. Loan files are centrally located which provides greater control and ease of access. The Company recently installed a document imaging and retrieval system which provides various departments access to critical loan documents without necessitating the removal of the original file from the document storage area.

         Each credit application is reviewed for approval prior to contract acceptance in order to ensure that the Company's minimum underwriting criteria are met. Credit applicants are approved or rejected on individual merit by analyzing the four major areas that the industry considers important: stability (length of time at residence and employment), ability (payment and debt to income ratios), willingness (demonstrated desire to pay) and downpayment (commitment to vehicle purchase). The credit application is entered into an automated credit evaluation system custom developed by Fair, Isaac and Company, Inc. for initial risk analysis. Concurrently, residency and employment are verified by credit support personnel. The application is then forwarded to the dealer's assigned Account Executive for final review. Experienced Account Executives (credit analysts) review the system generated statistics along with the specifics of each credit application and contact the member dealer to discuss the credit review decision. This personal call to the dealer enables the Account Executive to make recommendations as to how the terms and conditions of the loan can be improved. In addition to the credit review process, Account Executives are responsible for maintaining an ongoing relationship with assigned dealers. Of the approximately 400 credit applications processed daily, approximately 40% are funded.

          Contracts are entered into a tracking data base, matched with the initial credit application and reviewed for adherence to the terms and conditions set forth in the approval. Contracts are reviewed for compliance with Federal and State regulations as well as completeness of all NAC required documentation including written verification of residency and employment and phone verification of the terms of the contract with the customer in accordance with Company policy.

         Upon acceptance, dealers are advanced a percentage of the unpaid contract balance based on the model year of the automobile being financed, generally up to the applicable industry established wholesale book value of the vehicle, net of standard processing fees.

         The installment notes have initial terms generally ranging from 12 to 48 months with an average initial term of 37 months. The amount by which the customer's total installment note exceeds the dealer advance is recorded as dealer holdback. In addition to the dealer holdback, risk of loss to NAC is further mitigated by a secured interest in the vehicles sold.

         NAC receives 20% of all cash receipts related to the installment note for the management and collection of the outstanding debt. The remaining cash receipts (80%) are next applied against the dealer's advance. Once all advances in the dealer's portfolio have been repaid, the dealer receives monthly payments in accordance with the terms of the dealer agreement. The dealer is provided a monthly statement which details all transactions on the dealer's account.

         SALES AND MARKETING

         NAC employs experienced sales and marketing personnel at the corporate offices and in the field for the purpose of enrolling new dealers and providing services to existing dealers. It is the responsibility of field personnel to identify qualified dealer leads and promote the benefits of membership in the NAC financing program. Field Area Managers provide training, consulting and product knowledge to the dealers. The more knowledgeable member dealers are about NAC's financing programs, the more they will utilize them.

         Company sales personnel serve as NAC's Dealer Relations Department and demonstrate our commitment to providing quality dealer service. The Company has opened District sales offices in Dallas, Philadelphia, Charlotte, Chicago and Tampa to enhance its sales and training efforts and visibility to the market.

         NAC also utilizes national direct marketing campaigns, trade show involvement and print advertising to build its image in an effort to stimulate more dealer enrollments and generate increased contract volume. The Company maintains an advisory board made up of select member dealers who meet quarterly with management to review the

Company's various programs and provide guidance on how to attract and retain member dealers, enhance product offering and improve control and efficiency.

         During fiscal 1997, the Company launched its Credit Master Program for selected member dealers. This program is an effort on the Company's part to build a long term relationship with those dealers committed to providing the highest quality of service to the consumer. Qualifying dealers are eligible for larger advances, interest-free floor planning, an exclusive territory, lot signage and promotional material and advertising.

         DEALER ENROLLMENT PROCESS

         Management seeks to enroll quality dealers by following written guidelines through a rigid enrollment and due diligence process. Initially, a Field Area Manager visits the dealership, explains the NAC financing program and becomes familiar with the dealer's operation. If both parties wish to pursue a further business relationship, an application is completed and, at a minimum, trade and bank references, insurance coverage, valid current operating licenses and financial statements are obtained and verified. In addition, thorough background checks are performed on both the dealership as well as dealership principals.

         Dealers meeting Company standards are charged a non-refundable enrollment fee of $3,000 and sign a dealership agreement. The Company has the right to terminate this agreement in the event of default or misrepresentation and it is renewable annually with a $600 maintenance fee.

         COLLECTION

         NAC employs an experienced collection staff dedicated to the collection of its installment notes receivable portfolio. The collection function is performed at the Company's corporate headquarters in Solon, Ohio. Collection personnel work staggered schedules generally from 8:00 a.m. to 8:00 p.m. depending on the region of the country to which they are assigned. The collection efforts of the individuals are aided by a computerized on-line receivables system and state-of-the-art call management system with a predictive dialing feature. The call management system, which was enhanced in fiscal 1997, has greatly increased the productivity of the Collection Department and has enabled NAC to contact accounts before their first payment due date to verify contract terms and identify issues which may lead to potential future delinquencies. All accounts are called if payment is not made by the respective due date and calls are continually placed based upon the computerized priority system. Experience has demonstrated that collections improve through timely and frequent contact with customers.

         While this collection policy is aggressive, it provides the customer with the opportunity to catch-up past due balances and retain the vehicle which will enhance their credit history.

         In those cases where repossessions are made, NAC pursues the collection of any deficiencies, either through corporate employees or outside agents. NAC collects "VSI" fees in most states, which provide protection against chargeoffs where the customer or car cannot be located or the customer's insurance has lapsed.

         Coupon payment books are sent to each customer and receipts are directed to retail lockboxes in Denver, Colorado and Richmond, Virginia. Customers who are delinquent are often directed to remit payment to NAC through Western Union's "Quick Collect" service. Approximately 12% of the Company's cash collections are received through "Quick Collect".

         The payment history and status of all customer loans is reported monthly to three major credit reporting agencies.

         CREDIT COUNSELING

         During the calling cycle, select accounts are referred to our certified credit counselors who assist customers in restructuring their debt and repayment schedules with the Company.

         This team of well-educated credit counselors has been trained on consumer issues related to economics and hardships. This team works to help resolve customers' credit issues enabling qualified consumers to keep their vehicle through temporary modifications of their repayment plan.

         LOAN LOSS/CHARGE-OFF PROCEDURES

         When no customer payment is received for 120 days, the recognition of income is suspended. The installment notes receivable portfolio is reviewed regularly to ensure that the allowance for loan losses is maintained at a level considered adequate by management to cover potential losses. Loans are charged-off on a loan by loan basis generally when no material payment has been received for one year. Receivable balances are charged-off against the related dealer holdback first, and then against the allowance for loan losses, as necessary. An additional allowance for credit losses, the dealer advance reserve, is provided in the event all outstanding advances are not recoverable in a dealer portfolio.

         Repossession proceedings are generally initiated when an account is more than two months past due. The repossession process is accelerated for loans becoming delinquent in the first or second month.

         COMPETITION

         It is estimated that of the $400 billion of auto loans outstanding, $100 billion represent loans that are classified as sub-prime. This sub-prime segment is estimated to be growing 15%-20% annually, as the number of borrowers with blemished credit histories caused by delinquencies, charge-offs and/or bankruptcies, is increasing.

         NAC's direct competition consists of a growing number of national and regional finance companies which specialize in the used automobile sub-prime market and does not consider itself, at this time, to be in direct competition with banks, credit unions and captives. However, traditional lending institutions are entering this market in increasing numbers and will continue to challenge NAC's growth plans.

         Management believes that the most competitive factors in the industry are premium service to member dealers and quality collection performance, and that NAC competes favorably in both regards. The NAC Dealer Acceptance Program includes a number of benefits available to member dealers which further enhance our position in the marketplace. These exclusive benefits provide additional revenue for both NAC and the member dealer and include aftermarket products including auto warranties, floor plan financing (inventory financing), advertising assistance and free ongoing training.

DISCONTINUED OPERATIONS
-----------------------

         Discontinued operations represent the insurance replacement automobile rental segment of the business which operated under the names of Agency Rent-A-Car ("ARAC") and Altra Auto Rental and National Motors which ran dealership locations selling front-line ready retired rental automobiles to NAC member dealers.

         On September 30, 1995, the Company reached an agreement with a subsidiary of Avis, Inc. selling certain assets of ARAC, principally tradename rights and delivery vehicles, and leasing the remaining rental fleet on a short-term basis. All liabilities were retained by the Company including self-insurance claims. The insurance and claims administrative functions relating to these self-insurance claims have been outsourced to an independent company specializing in this area.

         During fiscal 1997 all vehicle inventory was disposed of and all dealership locations were closed.

EMPLOYEES
---------

         As of January 31, 1997, the Company employed a total of 400 people, none of which were covered by a collective bargaining agreement. The Company believes it maintains good relations with its employees.

Item 2.  Properties
-------  ----------

         The Company's corporate headquarters, executive offices and centralized operating center are located in two four-story, 55,000 square feet office buildings owned by the Company in Solon, Ohio, a southeast suburb of Cleveland. The Company leases, under short-term lease agreements, office space for its district sales offices located throughout the United States. The Company also owns facilities in Beach City, Ohio (9,000 square feet) and Delran, New Jersey (12,000 square feet).

         The Company believes that its operational facilities and other properties are well maintained and adequate for its future operations.

Item 3.  Legal Proceedings
-------  -----------------

         The Company self-insures for insurance claims relating to its discontinued fleet of vehicles as discussed in Note E to the Company's consolidated financial statements on page 29 of this Form 10-K which is herein incorporated by reference.

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. The Company is a defendant in other legal proceedings as discussed in Note L to the Company's consolidated financial statements on pages 34 and 35 of this Form 10-K which is herein incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the three months ended January 31, 1997.

Executive Officers of the Registrant
------------------------------------

      Executive officers hold office until the annual meeting of the Board of Directors, subject to earlier removal by the Board of Directors.

          Name                 Age                     Position
------------------------       ---                     --------
   Sam J. Frankino              72             Chairman of the Board


   Robert J. Bronchetti         49             President, Chief Executive
                                               Officer and Director

   Edward T. Anderson           36             Executive Vice President, Sales
                                               and Wholesale Operations

   John Borys                   45             Vice President, Credit and
                                               Collections

   Davida S. Howard             50             Vice President-Finance and
                                               Controller

   R. Craig Johnson             52             Vice President, Marketing and
                                               Communications

   Alan J. Murrow               38             Operations Controller

   David R. Posteraro           44             Vice President, General Counsel
                                               and Secretary


   James E. Smith, Jr.          42             Vice President, Operations and
                                               Director

Sam J. Frankino
---------------

     Mr. Frankino, founder and majority stockholder of the Company, has served as the Chairman of the Board of Directors of the Company since 1969. Mr. Frankino has also served as Chief Executive Officer from 1969 to 1992 and from December 1993 until December 1994.

Robert J. Bronchetti
--------------------

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

------------------------------------

Edward T. Anderson
------------------

     Mr. Anderson, Executive Vice President, Sales and Wholesale Operations, has been employed by the Company since 1983. Mr. Anderson held numerous positions with the Company including District Manager and Regional Director, National Sales Manager and Vice President of Wholesale Operations, prior to assuming his present duties in July 1995.

John Borys
----------

     Mr. Borys, Vice President, Credit and Collections, has been employed by the Company since August of 1996. Mr. Borys held the positions of Vice President-Collections, Vice President-Sales Manager and Assistant Vice President, Credit Manager during his 15 years with KeyCorp, immediately prior to joining the Company. Prior to 1981, Mr. Borys held various positions in the credit and collections field.

Davida S. Howard
----------------

     Ms. Howard, Vice President-Finance and Controller, has been employed by the Company since July 1990. Ms. Howard held the position of Controller prior to assuming her present duties in March 1994. Prior to July 1990, Ms. Howard was Vice President of Finance and Administration/Controller with SNS Properties, Inc. and an Audit Manager with Price Waterhouse & Co. She is a Certified Public Accountant in Ohio and New York.

R. Craig Johnson
----------------

     Mr. Johnson, Vice President, Marketing and Communications, has been employed by the Company since June 1995. From 1987 until June 1995, Mr. Johnson was President of Adverama, an advertising company. Prior to 1987, Mr. Johnson held various positions with advertising agencies such as Karis Advertising, Leo Burnett and D'Arcy.

Alan J. Murrow
--------------

     Mr. Murrow, Operations Controller, has been employed by the Company since June 1994. From September 1983 until May 1994, Mr. Murrow held the position of Corporate Controller for three companies in the financing, trucking, and service industries. Prior to September 1983, Mr. Murrow was employed by Deloitte, Haskins & Sells.

David R. Posteraro
------------------

     Mr. Posteraro, Vice President, General Counsel and Secretary has been employed by the Company since May 1996. Prior to assuming his present position with the Company, Mr. Posteraro was a partner with the Cleveland law firm of Weston, Hurd, Fallon & Paisley since November 1990 and an associate with this law firm since November 1987. Mr. Posteraro was previously in-house counsel for ELTECH Systems Corporation (formerly, Diamond Shamrock Corporation-Electrolytic Systems Division).

------------------------------------

James E. Smith, Jr.
-------------------

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

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and
         -----------------------------------------
         Related Stockholder Matters
         ---------------------------

MARKET INFORMATION

   The Company's common stock, $.05 par value, began trading on the New York Stock Exchange under the symbol NAK on August 1, 1995. Prior to that date, the Company traded on the NASDAQ Stock Market under the symbol NACC. The following table reflects the high and low prices for the Company's common stock during the periods indicated. Stock prices have been adjusted to reflect the 10 percent stock dividend issued April 30, 1996.

                                                  High                Low
                                                 ------              ------
Year ended January 31, 1997
  First Quarter .......................          $ 15.38            $ 10.68
  Second Quarter ......................            14.38               9.75
  Third Quarter .......................            12.38              10.50
  Fourth Quarter ......................            12.88               9.75


Year ended January 31, 1996
  First Quarter .......................          $ 10.68            $  9.09
  Second Quarter ......................            13.53               9.09
  Third Quarter .......................            17.50              11.82
  Fourth Quarter ......................            16.25               9.77



STOCKHOLDERS

     There were 1,388 stockholders of record of the Company's common stock as of March 31, 1997.

DIVIDENDS

     It has been the Company's policy to retain earnings to finance the growth of its business and reduce outstanding debt; accordingly the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 1997 and 1996.

Item 6. SELECTED FINANCIAL DATA - Set forth below is selected financial data with respect to the income statements of the Company for the five years ended January 31, 1997, and with respect to the balance sheets of the Company at January 31 in each of those years (thousands of dollars, except per share amounts).

SELECTED INCOME STATEMENT DATA

                                                                    Years Ended January 31,
                                       --------------------------------------------------------------------------------------
                                         1997                 1996                  1995             1994              1993
                                       --------             --------              --------         --------          ------
REVENUE                                 $ 63,872            $ 43,511              $ 23,505         $  7,669          $    342

COSTS AND EXPENSES                      $ 23,655            $ 14,648              $  9,661         $  5,895          $    329

INCOME FROM CONTINUING
  OPERATIONS                            $ 26,209            $ 18,289              $  9,006         $  1,059          $      8

DISCONTINUED OPERATIONS,
  NET OF TAX (2)                          (6,908)             (3,433)(1)             9,548(1)        14,736(1)         16,798
                                        --------            --------              --------         --------          --------
NET INCOME                              $ 19,301            $ 14,856              $ 18,554         $ 15,795          $ 16,806
                                        ========            ========              ========         ========          ========
EARNINGS (LOSS) PER SHARE
   Continuing operations                $    .92            $    .64              $    .32         $    .04          $   --
   Discontinued operations                  (.24)               (.12)(1)               .33(1)           .52(1)            .60
                                        --------            --------              --------         --------          --------
     Total                              $    .68            $    .52              $    .65         $    .56          $    .60
                                        ========            ========              ========         ========          ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING
   (000's)(3)                             28,501              28,361                28,395           28,015            27,987
                                        ========            ========              ========         ========          ========


OTHER DATA                                                       January 31,
                                        --------------------------------------------------------------------------------------
                                          1997                1996                  1995             1994              1993
                                        --------            --------              --------         --------          ------
GROSS INSTALLMENT NOTES
  RECEIVABLE                            $496,947            $354,012              $196,156         $ 95,743          $  6,890
TOTAL ASSETS                             451,781             343,123               321,189          350,921           406,076
OPERATING DEBT                            66,846               3,546                10,192           68,491           145,308
TOTAL STOCKHOLDERS'
  EQUITY                                 229,548             209,259(1)            192,936(1)       174,814(1)        157,054
PERCENT OF OPERATING DEBT
  TO TOTAL CAPITAL                          22.0%               1.6%(1)               5.0%(1)          27.7%(1)          48.0%
NUMBER OF EMPLOYEES                          400                 350                 1,000            1,600             2,900

Certain prior year amounts have been reclassified to conform with the current year presentation.

-------------------------

(1) The financial statements have been restated for gains related to the disposition of rental vehicles as discussed in Note O to the consolidated financial statements.

(2) See Note N to the consolidated financial statements for further discussion of discontinued operations.

(3) The weighted average number of shares outstanding have been adjusted to reflect a 10% stock dividend issued in April 1996.

Item 7.        Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

RESULTS OF OPERATIONS
---------------------

Overview
--------

               National Auto Credit, Inc., a leading provider of cash advances, receivables management and collections for used car dealers who make sub-prime automobile loans, ended fiscal 1997 with a servicing portfolio of approximately $500 million and 3,100 independent dealers enrolled in its financing program. The 40% portfolio growth from $354 million the prior year was accomplished by dealer expansion resulting in new loan originations of over $377 million. Income from continuing operations increased to $26.2 million from $18.3 million the year before.

               During the first quarter of fiscal 1997, the Company decided to discontinue dealership operations, completing the Company's strategic plan to discontinue operation of all non-financial services related businesses and focus all its resources on the core financing business. Accordingly, the assets and operating results for all periods presented have been reclassified to reflect discontinued operations. In addition, during the fourth quarter of fiscal 1997 management determined that gains recognized in fiscal 1996, 1995 and 1994 on the disposition of rental vehicles through the dealership operations had been overstated. Discontinued operations' results for those periods have been restated.

               The Company issued a 10% common stock dividend on April 30, 1996 to shareholders of record on April 15, 1996. All effected per share amounts have been adjusted.

Revenue
-------

               The Company had interest, fee and other income of $63.9 million during fiscal 1997, a 47% increase over the $43.5 million of revenue earned during fiscal 1996. Revenue also increased to $43.5 million in fiscal 1996 from $23.5 million in fiscal 1995. This revenue growth, consisting primarily of interest income, is attributable to the growth in the gross installment notes receivable portfolio and in its enrolled dealer base as follows:


                      Gross Installment                   Number of
Balance as of         Notes Receivable     Number of       Enrolled
 January 31,           (in Millions)       Contracts       Dealers
-------------         ----------------     ---------      --------
    1993                   $  6.9             1,000           100
    1994                   $ 95.7            12,900           900
    1995                   $196.2            28,400         1,400
    1996                   $354.0            53,000         2,300
    1997                   $496.9            70,000         3,100

-------

               The average annualized yield on the portfolio for the current year was 15.7% versus 16.6% in the prior year. This decrease is primarily attributable to the increase in the average initial term of contracts from 34 months in fiscal year 1996 to 37 months in fiscal 1997, resulting from program changes responsive to the market, and the increase in non-performing contracts. In fiscal 1995, the average annualized yield on the portfolio was 17.4% and the average initial term of contracts was 32 months.

               Fee and other income includes paid late charges, commissions earned from the sale of warranties, amortization of net enrollment fees and amortization of net loan origination fees. These fees have increased proportionally with the growth in the loan portfolio.

               In fiscal 1997, management introduced low cost floor planning for selected member dealers, expanded its field sales presence to 31 markets and initiated the NAC Credit Master Program. Low cost floor planning has been expanded and continues to give the Company a competitive edge. Management is planning expansion of the field sales organization to serve a total of 36 markets over the next several months. At January 31, 1997, the NAC Credit Master Program had 130 participating member dealers with new dealers being added monthly. The Company, during fiscal 1997, also hired remarketers to act as representatives at auctions throughout the country in order to maximize proceeds from the sale of repossessed vehicles. These factors all contributed to fiscal 1997 growth.

Provision for Credit Losses
---------------------------

               The provision for credit losses was $11.0 million for the year ended January 31, 1997 as compared to $3.8 million for the prior year. For the year ended January 31, 1995, this expense was $1.1 million. The increases in the provision for credit losses are attributable to the increase in the size of the portfolio and the increase in non-performing contracts.

               The provision for credit losses together with fees contractually charged to member dealers are added to either the allowance for loan losses or the dealer advance reserve. Management continually evaluates these allowances for credit losses using a variety of criteria to determine their adequacy, such as loss experience, size of portfolio, advance balance and management judgement. The Company believes its loan loss reserves are adequate to absorb anticipated credit losses, however, since there is no precise method for accurately determining losses, actual losses could vary from current estimates.

               Non-performing loans as a percent of the gross installment notes receivable portfolio are expected to increase as the portfolio matures and the average age of contracts in the portfolio increases. Because the Company provides advances to dealers who finance sub-prime rated customers, who generally are unable to obtain credit from traditional sources of consumer credit, the non-performing

---------------------------

percentages are considered by the Company to be reasonable and also lower than those of its competitors. The risk of loss to the Company is mitigated by a security interest in the vehicles sold, dealer holdbacks and loan loss reserves. During fiscal 1997, the collection staff was increased by approximately 49% from the prior fiscal year and is expected to continue to increase. Management expects the expansion of the collection staff to increase customer contacts and cash collections.

Operating Expenses
------------------

               Operating expenses were $5.5 million in fiscal 1997 as compared to $4.9 million in the prior year. Operating expenses as a percent of revenue for the years ended January 31, 1997 and 1996 decreased to 8.6% from 11.3%, respectively, and from 12.0% in fiscal 1995.

               The decrease in operating expenses as a percent of revenue for the year to date periods is due primarily to the impact of the growth of the portfolio and the resulting economies of scale gained from the Company's centralized operations as well as the development and installation of new data processing systems such as the Fair, Isaac and Company credit evaluation system and an increase in dealer fees to offset costs.

General and Administrative
--------------------------

               General and administrative expenses as a percentage of total revenue decreased from 21.4% in fiscal 1995 and 11.4% in fiscal 1996 to 6.9% in fiscal 1997. This decrease is due to the planned elimination of certain expenses through the Company's streamlining efforts, as well as the fixed nature of the majority of these expenses and the benefit derived from increased revenue.

Interest
--------

                Interest expense increased $1.7 million from the prior year as average operating debt increased from $13.2 million to $42.4 million. The effective borrowing rate remained constant at 6.0% for both periods.

Income Taxes
------------

               The provision for income taxes increased to $14.0 million in fiscal year 1997 from $10.6 million in fiscal year 1996. This change is primarily attributable to the increase in pre-tax income from continuing operations, partially offset by a lower overall effective tax rate. The effective tax rate decreased to 34.8% from 36.6% for the years 1997 and 1996, respectively, due to a decrease in the Company's overall state tax rate, as a result of the changing composition of business throughout the various state tax jurisdictions.

               The provision for income taxes in 1996 increased to $10.6 million from $4.8 million in fiscal 1995 due to increased pre-tax income and a slightly higher effective tax rate.

Discontinued Operations
-----------------------

               The Company previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market and had dealership operations that sold used cars as they were retired from the rental fleet, primarily to member dealers of the Company's financial services business. In fiscal 1996, the Company disposed of its rental fleet business through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. The Company discontinued its dealership operations in fiscal 1997 as the supply of rental vehicles was depleted. All liabilities related to the discontinued operations were retained by the Company, principally, self-insurance claims and deferred taxes.

               Revenue from discontinued operations decreased in fiscal 1997 to $23.4 million from $106.1 million and $196.8 million in fiscal 1996 and 1995, respectively, as the Company completed the disposition of its operations. At January 31, 1997, all vehicles had been disposed of and all dealership locations had been closed.

               The Company settled a class action lawsuit during the third quarter of fiscal 1997 relating to a complaint filed by former employees of the Company regarding the payment of overtime (see Note L of the consolidated financial statements). Pursuant to the terms of the settlement, damages, penalties and interest were paid to the plaintiffs during the fourth quarter in the amount of $5.6 million and an additional $1.2 million was paid for plaintiff's attorneys' fees, of which $2.0 million had been previously accrued. The Company had paid $1 million in June 1996, pursuant to an interim order for the payment of plaintiff's attorneys' fees. As a result, general and administrative expenses as a percent of revenues increased in 1997 to 40.1%, compared to 24.2% and 27.3% in fiscal 1996 and 1995, respectively. Excluding the amount expensed for the settlement in fiscal 1997, discontinued general and administrative expenses decreased to 15.4% of revenues, reflecting the downsizing of these operations.

               The Company was self-insured with respect to its fleet of rental vehicles and to its employees operating company vehicles within the scope of their employment. The Company estimates its liability for these claims based upon the results of a comprehensive actuarial analysis. The actuarial study was completed during the fourth quarter of fiscal 1997, consistent with past practices, and a charge of $10.9 million was made to reflect these results. Self- insurance claims expense, included in cost of goods sold, was $10.9 million, $6.9 million and $8.6 million in fiscal 1997, 1996 and 1995, respectively. Due to uncertainties inherent in the estimation process, it is possible that claims reserves will be further revised in fiscal 1998 (see Note E of the consolidated financial statements). Also contributing to the increase in cost of goods sold as a percent of revenues in fiscal 1997 and 1996 was the increase in losses on the sale of the remaining vehicles.

               During the fourth quarter of 1997, the Company determined that previously recognized gains on the disposal of rental vehicles in fiscal 1996, 1995, and 1994 were overstated. Accordingly,

-----------------------

financial statements for these years were restated from amounts previously reported. The adjustment, net of tax, was $2.1 million and $3.8 million for 1996 and 1995, respectively, and was recorded in cost of goods sold for discontinued operations. The related adjustment to retained earnings at January 31, 1994 was $2.4 million.

               The benefit from income taxes in fiscal 1997 of $15.3 million increased from a benefit of $1 million in 1996 and tax expense of $7.1 million in 1995. The 1997 increase in the discontinued tax benefit includes an adjustment of previously recorded deferred taxes of $6.7 million attributable to the final disposition of rental vehicles.

IMPACT OF INFLATION
-------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

               The Company's primary sources of internally generated funds include net cash provided by operating activities, collections on installment notes receivable, and proceeds from the sale of rental automobiles. The funds generated from the sale of rental automobiles had ceased by the third quarter of fiscal 1997.

               External sources of funds available to the Company at January 31, 1997 consisted of $100.2 million in unsecured uncommitted short-term bank lines of credit and $50 million in unsecured committed bank lines of credit, none of which have compensating balance requirements. Outstanding borrowings at January 31, 1997 amounted to $40.2 million in unsecured uncommitted short-term lines of credit and $40.0 million outstanding under the committed facility. The Company is in full compliance with all restrictive covenants associated with this committed facility.

               During April 1997, this committed bank facility was replaced by a $97.5 million unsecured revolving credit agreement with a group of financial institutions. This committed facility will expire through April 2000. In addition, a $45 million unsecured private debt offering was completed. These notes have an average life of five years and an interest rate of 7.66%.

-------------------------------

               The ratio of operating debt to total capital was 22.0% at January 31, 1997 and 1.6% at January 31, 1996. It is anticipated that debt levels will increase through the end of fiscal 1998 primarily to fund the increased growth in new installment contracts.

               The Company's current capital requirements will continue to be funded by cash provided by operating activities, cash collections on installment notes receivable and the Company's credit facilities. The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements as necessary, and to finance future growth throughout fiscal 1998.

               Except for historical information contained herein, the foregoing discussion and analysis contain forward looking statements, within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Forward looking statements are inherently subject to various risks and uncertainties with respect to expectations for future periods. The risks and uncertainties include the Company's ability to increase the volume of installment contracts accepted, credit experience of the Company with its member dealers and their customers, the Company's dependence on external financing, the impact of competition, adverse changes in applicable laws and regulations and adverse changes in economic conditions.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio

We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note O, the accompanying fiscal year 1996 and 1995 consolidated financial statements have been restated to adjust previously recognized gains related to the disposition of rental vehicles in fiscal years 1996, 1995 and 1994.

/s/Deloitte & Touche LLP
Cleveland, Ohio
March 6, 1997

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                             January 31,
                                                      -------------------------
ASSETS                                                     1997          1996
                                                          ------        ------
                                                                      (Restated)
Cash and cash equivalents                               $   1,756     $   1,665
Installment notes receivable,
  net                                                     417,419       297,601
Property and equipment, net of
  accumulated depreciation of
 $6,264 and $4,959, respectively                            9,224         9,175
Other assets                                               10,808         9,780
Deferred income taxes                                      11,641          --
Assets related to discontinued
  operations                                                  933        24,902
                                                        ---------     ---------
                                                        $ 451,781     $ 343,123
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Dealer holdbacks, net                                 $ 101,371     $  72,803
  Self-insurance claims                                    13,787        12,712
  Notes payable                                            13,354        13,354
  Operating debt                                           66,846         3,546
  Income taxes payable                                      6,777         6,823
  Deferred income taxes                                      --           6,032
  Other liabilities                                        20,098        18,594
                                                        ---------     ---------
                                                          222,233       133,864
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES                                --            --

Stockholders' Equity
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                              --            --
  Common stock - $.05 par value,
    authorized 40,000,000 and 30,000,000
    shares, issued 29,845,673 and 27,183,217
    shares, respectively                                    1,492         1,359
  Additional paid-in capital                              165,605       128,133
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,070 and $1,349, respectively                     74,073        91,389
  Treasury stock, at cost,1,298,568 shares                (11,622)      (11,622)
                                                        ---------     ---------
                                                          229,548       209,259
                                                        ---------     ---------
                                                        $ 451,781     $ 343,123
                                                        =========     =========

See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                     Years Ended January 31,
                                                ------------------------------
                                                1997         1996         1995
                                                ----         ----         ----
                                                          (Restated)   (Restated)
REVENUE
  Interest income                             $ 56,747     $ 38,944     $ 21,606
  Fee and other income                           7,125        4,567        1,899
                                              --------     --------     --------
     Total                                      63,872       43,511       23,505

COSTS AND EXPENSES
  Provision for credit losses                   11,005        3,802        1,104
  Operating                                      5,501        4,913        2,829
  General and administrative                     4,436        4,952        5,038
  Interest                                       2,713          981          690
                                              --------     --------     --------
     Total                                      23,655       14,648        9,661
                                              --------     --------     --------


INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                           40,217       28,863       13,844

  Provision for income taxes                    14,008       10,574        4,838
                                              --------     --------     --------

INCOME FROM CONTINUING OPERATIONS               26,209       18,289        9,006

DISCONTINUED OPERATIONS, NET OF TAX
  Income (loss) from operations                 (6,908)      (3,433)       9,548
                                              --------     --------     --------

NET INCOME                                    $ 19,301     $ 14,856     $ 18,554
                                              ========     ========     ========

EARNINGS (LOSS) PER SHARE
  Continuing operations                       $    .92     $    .64     $    .32
  Discontinued operations                         (.24)        (.12)         .33
                                              --------     --------     --------
    Total                                     $    .68     $    .52     $    .65
                                              ========     ========     ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                    28,501       28,361       28,395
                                              ========     ========     ========





See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                             (THOUSANDS OF DOLLARS)

                                  Common Stock                                          Foreign
                               ----------------------     Additional                   Currency
                                Shares         Par         Paid-In        Retained     Translation    Treasury
                                (000's)       Value        Capital        Earnings     Adjustment      Stock            Total
                                 ------      -------      ---------      ---------    ------------   ----------       ----------

BALANCE,
  JANUARY 31, 1994,              26,649       $1,333      $ 122,905      $  61,771    $    (895)     $  (7,857)       $  177,257
   as previously
    reported

  Prior period
    adjustment                                                              (2,443)                                       (2,443)
                                 ------      -------      ---------      ---------    ---------      ---------        ----------

BALANCE,
  JANUARY 31, 1994,
    as restated                  26,649        1,333        122,905         59,328         (895)        (7,857)          174,814

  Net income                                                                18,554                                        18,554
  Stock issued under
    benefit plans                   298           15          2,790                                                        2,805
  Treasury stock
    purchases                                                                                           (2,879)           (2,879)
  Foreign currency
    translation                                                                            (358)                            (358)
                                 ------      -------      ---------      ---------    ---------      ---------        ----------

BALANCE,
  JANUARY 31, 1995,
     as restated                 26,947        1,348        125,695         77,882       (1,253)       (10,736)          192,936

  Net income                                                                14,856                                        14,856
  Stock issued under
    benefit plans                   236           11          2,438                                                        2,449
  Treasury stock
    purchases                                                                                             (886)             (886)
  Foreign currency
    translation                                                                             (96)                             (96)
                                 ------      -------      ---------      ---------    ---------      ---------        ----------
BALANCE,
  JANUARY 31, 1996,              27,183        1,359        128,133         92,738       (1,349)       (11,622)          209,259
    as restated

  Net income                                                                19,301                                        19,301
  Stock issued under
    benefit plans                    74            4            710                                                          714
  Stock dividend
    issued                        2,589          129         36,762        (36,896)                                           (5)
  Foreign currency
    translation                                                                             279                              279
                                 ------      -------      ---------      ---------    ---------      ---------        ----------

BALANCE,
  JANUARY 31, 1997               29,846      $ 1,492      $ 165,605      $  75,143    $  (1,070)     $ (11,622)       $  229,548
                                 ======      =======      =========      =========    =========      =========        ==========







See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                               Years Ended January 31,
                                                                 ----------------------------------------------
                                                                  1997                 1996                1995
                                                                 ------               ------              ------
Cash Flows from Operating Activities                                                (Restated)           (Restated)
  Net income                                                   $  19,301            $  14,856            $  18,554
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                2,950               16,420               36,660
      Interest income on dealer advances                         (13,598)              (9,098)              (3,507)
      Provision for credit losses                                 11,005                3,802                1,104
      Loss on disposal of discontinued operations                   --                    212                 --
      Deferred income taxes                                      (17,601)             (13,003)              (8,454)
      Changes in operating assets and liabilities:
        Accounts receivable                                        1,180                7,304                6,947
        Income taxes payable                                        (118)               3,165               (4,120)
        Other liabilities                                           (835)             (11,185)                (977)
        Self-insurance claims                                      1,075              (11,763)              (9,950)
        Other operating assets and liabilities                     3,886                9,907               11,969
                                                               ---------            ---------            ---------

      Net cash provided by operating activities                    7,245               10,617               48,226
                                                               ---------            ---------            ---------

Cash Flows from Investing Activities
  Proceeds from the sale of discontinued operations                 --                 20,524                 --
  Principal collected on installment notes receivable            123,305               87,890               46,436
  Proceeds from sale of rental automobiles                        11,155               34,541               29,544
  Purchase of dealership inventory                                  (471)             (10,419)              (5,226)
  Advances to dealer and payment of dealer holdbacks            (204,058)            (136,799)             (45,422)
  Purchase of other property and equipment                        (1,258)                (702)                (592)
  Purchase of other rental automobiles                              (115)                 (91)             (16,882)
  Other investing activities, net                                   --                   --                   (592)
                                                               ---------            ---------            ---------
      Net cash provided by (used in) investing
        activities                                               (71,442)              (5,056)               7,266
                                                               ---------            ---------            ---------

Cash Flows from Financing Activities
  Net borrowings (payments) on operating debt
   and notes payable                                              63,300               (5,761)             (55,420)
  Payments to acquire treasury stock                                --                   (886)              (2,879)
  Stock issued under benefit plans                                   714                2,449                2,805
  Other financing activities, net                                    274                  (96)                (358)
                                                               ---------            ---------            ---------

      Net cash provided by (used in)
        financing activities                                      64,288               (4,294)             (55,852)
                                                               ---------            ---------            ---------

Increase (decrease) in cash and cash equivalents                      91                1,267                 (360)
Cash and cash equivalents at beginning of year                     1,665                  398                  758
                                                               ---------            ---------            ---------
Cash and cash equivalents at end of year                       $   1,756            $   1,665            $     398
                                                               =========            =========            =========

Supplemental Disclosures of Cash Flow Information

  Interest paid                                                $   2,308            $   1,203            $   2,520
                                                               =========            =========            =========
  Income taxes paid                                            $  15,901            $  19,056            $  23,673
                                                               =========            =========            =========






See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE A - Summary of Significant Accounting Policies
         ------------------------------------------

NATURE OF OPERATIONS AND CUSTOMER CONCENTRATION:
National Auto Credit, Inc. (the "Company"), a financial services company, began operations in 1969. Since October 1992, the Company has operated as an alternative financing source for independent automobile dealerships throughout the United States. The primary business of the Company is to provide funding, receivables management and collection services in the sub-prime used auto loan market to its member dealerships who in turn provide financing for their customers who have limited access to financing through more traditional consumer lending sources.

The Company has member dealers in 45 states with no individual dealer's portfolio exceeding 2% of total installment notes receivable. These notes are from retail consumers residing in all 50 states, with no individual state accounting for more than 10% of total installment notes receivable, except Texas with 12.9% and North Carolina with 12.5%. The next largest states, Ohio, Florida, Virginia, Maryland and New York account for 29.2% of total installment notes receivable. The customer's ability to repay the loan may be dependent on economic conditions in these states. Risk of loss is mitigated by a security interest in the vehicles sold and dealer holdbacks.

See Note N regarding the Company's discontinued operations.

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of National Auto Credit, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION:
INTEREST INCOME: Upon acceptance of retail installment contracts, gross installment notes receivable are recorded net of unearned income. Interest income is recognized using the interest method over the life of the applicable contract. Accrual of interest income is suspended when a loan becomes 120 days contractually past due and a reserve is provided for previously earned but unpaid income. When the loan becomes current, the accrual of interest income is resumed and past-due income is recognized.

Interest income also includes simple interest charged monthly on the beginning balance of dealer advances outstanding at a variable rate that fluctuates with the prime rate.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

FEE AND OTHER INCOME: Non-refundable enrollment fees are charged to each dealer upon acceptance as a member in the financing program and maintenance fees are charged annually thereafter. These fees are deferred and amortized on a straight-line basis over twelve months, net of the related direct incremental costs associated with the enrollment fee. Loan origination fees, net of related direct costs, are deferred and amortized over the life of the loan. Fee and other income also includes paid late charges and commissions earned from the sale of warranties, for which the Company bears no liability.

CREDIT LOSSES:
The Company provides allowances to adequately cover credit losses at a level considered by management to be appropriate.
ALLOWANCE FOR LOAN LOSSES: This allowance is provided for earned but unpaid interest income on installment notes receivable that are not expected to be received. This unpaid interest and the related installment notes are charged-off on a loan by loan basis when no material payment has been received for one year. Principal balances are charged-off against the related dealer holdback.
DEALER ADVANCE RESERVE: This allowance is provided for advances that are not expected to be recoverable either from the collection of the dealer's loan portfolio or directly from the dealer, either by a charge to income or from specific fees collected from dealers. Such advances are written-off on a dealer by dealer basis when collection efforts have been exhausted and there have been no installment note additions during the prior twelve months.

PROPERTY AND EQUIPMENT:
Property and equipment is stated at cost, less accumulated depreciation, and is depreciated using the straight-line method over its estimated useful life.

ASSETS RELATED TO DISCONTINUED OPERATIONS:
Included in the balance sheet caption at January 31, 1996, is dealership inventory which is stated at lower of depreciated cost or estimated wholesale market and rental automobiles which are stated at cost less related purchase discounts and incentives. Rental automobiles were depreciated, while in service, using the straight-line method over their estimated in-service lives with an anticipated residual value.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

FOREIGN CURRENCY TRANSLATION:
For the Company's Canadian subsidiaries, currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translations are included in stockholders' equity.

EARNINGS PER SHARE:
Earnings per share is computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect. Earnings per share and weighted average shares outstanding are restated to reflect stock dividends.

CASH EQUIVALENTS:
All highly liquid investments with initial maturities of three months or less are considered to be cash equivalents.

RECLASSIFICATIONS:
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B - Installment Notes Receivable, Net
         ---------------------------------

The components of installment notes receivable, net, are as follows:

                                                        January 31,
                                                 -------------------------
                                                  1997               1996
                                                 ------             ------
                                                        (in thousands)
Gross installment notes receivable              $496,947          $354,012
Unearned income                                  (72,475)          (53,833)
Allowance for loan losses                         (7,053)           (2,578)
                                                --------          --------
Installment notes receivable, net               $417,419          $297,601
                                                ========          ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE B - Installment Notes Receivable, Net (cont.)
         ----------------------------------

A summary of changes in gross installment notes receivable is as follows:

                                              Years Ended
                                               January 31,
                                         ---------------------
                                          1997           1996
                                         ------         -----
                                             (in thousands)
Balance, beginning of year              $354,012       $196,156
Contracts accepted                       377,846        306,001
Cash collected                          (169,913)      (121,542)
Charge-offs against:
  Dealer holdback                        (49,595)       (18,209)
  Unearned income/allowance              (15,403)        (8,394)
                                        --------       --------
Balance, end of year                    $496,947       $354,012
                                        ========       ========

Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 48 months with an average initial term of 37 months and an average initial gross amount of $9,700. At January 31, 1997 and 1996, the average remaining note term was 24 and 23 months, respectively. The notes are collateralized by the related vehicle sold.

At January 31, 1997, contractual maturities of gross installment notes receivable were as follows (in thousands of dollars):

Fiscal year:          1998                      $242,608
                      1999                       144,859
                      2000                        80,067
                      2001                        26,616
                      2002                         2,797
                                                --------
                      Total                     $496,947
                                                ========

The above information should not be used to project future cash flows as it is the Company's experience that a portion of the installment receivable portfolio may be paid subsequent to due date, paid in full, or charged-off prior to contractual maturity dates.

The accrual of interest income is suspended once a note becomes 120 days contractually past due. These non-performing notes are charged-off against the related dealer's holdback, unearned interest, and then loan loss reserves, if necessary. At January 31, 1997 and 1996, the percent of installment notes receivable which were greater than 120 days contractually past due was 24.9% and 18.0%, respectively.

Changes in the allowance for loan losses, which is provided primarily for earned but unpaid finance charges, are as follows:

                                                      Years Ended
                                                       January 31,
                                         ---------------------------------------
                                           1997              1996        1995
                                         --------         ---------    -------
                                                          (in thousands)
Balance, beginning of year               $  2,578         $  1,107     $    914
Provision for credit losses                 7,929            2,790          880
Net charge-offs                            (3,454)          (1,319)        (687)
                                         --------         --------     --------
Balance, end of year                     $  7,053         $  2,578     $  1,107
                                         ========         ========     ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE C - Dealer Holdbacks
         ----------------

Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The cash advances are based upon certain criteria and are interest-bearing typically at the prime rate less 2% to 3%. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid until substantially all advances related to a particular dealer have been recovered. The components of dealer holdbacks are as follows:

                                             January 31,
                                        ---------------------
                                        1997            1996
                                        ----            ----
                                                    (Restated)
                                            (in thousands)
Dealer holdbacks                       $ 392,733     $ 274,927
Advances                                (317,766)     (222,830)
                                       ---------     ---------
                                          74,967        52,097
Dealer advance reserve                    26,404        20,706
                                       ---------     ---------
Dealer holdbacks, net                  $ 101,371     $  72,803
                                       =========     =========

A summary of changes in dealer holdbacks, net, is as follows:

                                                  Years Ended
                                                   January 31,
                                               -----------------
                                               1997         1996
                                               ----         ----
                                                          (Restated)
                                                  (in thousands)
Balance, beginning of year                  $  72,803     $  43,495
Additions to holdbacks                        286,185       241,830
Advances disbursed                           (214,098)     (201,009)
Charge-offs of non-performing notes           (49,595)      (18,209)
Increase in dealer advance
  reserve and other                             6,076         6,696
                                            ---------     ---------
Balance, end of year                        $ 101,371     $  72,803
                                            =========     =========


The dealer advance reserve is maintained in the event the holdback of a particular dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of supplementing this reserve. A summary of changes in the dealer advance reserve is as follows:

                                                         Years Ended
                                                          January 31,
                                             -------------------------------------
                                               1997          1996            1995
                                             --------      --------        -------
                                                           (Restated)     (Restated)
                                                        (in thousands)
Balance, beginning of year                    $  20,706     $  12,055     $   4,558
Advance reserve fees                              3,963         4,760         1,358
Additional credit allowances (Note O)                87         3,249         5,921
Provision for advance losses                      3,076         1,012           224
Net charge-offs                                  (1,428)         (370)           (6)
                                              ---------     ---------     ---------
Balance, end of year                          $  26,404     $  20,706     $  12,055
                                              =========     =========     =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE C - Dealer Holdbacks (cont.)
         ----------------

A summary of the changes in the allowance for credit losses, which includes the allowance for loan losses and dealer advance reserve, is as follows:

                                                         Years Ended
                                                         January 31,
                                            -------------------------------------
                                               1997          1996        1995
                                            ---------     ---------     -------
                                                          (Restated)    (Restated)
                                                          (in thousands)

Balance, beginning of year                  $  23,284     $  13,162     $   5,472
Advance reserve fees                            3,963         4,760         1,358
Additional credit allowances (Note O)              87         3,249         5,921
Provision for credit losses                    11,005         3,802         1,104
Net charge-offs                                (4,882)       (1,689)         (693)
                                            ---------     ---------     ---------
Balance, end of year                        $  33,457     $  23,284     $  13,162
                                            =========     =========     =========

These amounts are included in the financial statements as follows:

                                                        January 31,
                                                 ---------------------
                                                 1997             1996
                                                 ----             ----
                                                               (Restated)
                                                     (in thousands)

Allowance for loan losses                        $   7,053     $   2,578
Dealer advance reserve                              26,404        20,706
                                                 ---------     ---------
                                                 $  33,457     $  23,284
                                                 =========     =========


NOTE D - Other Liabilities
         -----------------

Other liabilities are as follows:

                                                        January 31,
                                                   --------------------
                                                   1997             1996
                                                   ----             ----
                                                      (in thousands)
Accounts payable                                 $  12,272     $   9,221
Accrued expenses                                     4,580         5,737
Deferred capital contributions                       3,246         3,636
                                                 ---------     ---------
                                                 $  20,098     $  18,594
                                                 =========     =========


The Company is a limited partner in certain affordable housing investments that generate benefits in the form of tax credits. In connection with these investments, which are included as other assets in the balance sheet, the Company is required as of January 31, 1997 to make future contributions of $3,246,000, plus interest at an average rate of 8.9% per annum in varying amounts over the next six years as follows:

Fiscal year:          1998                      $508,000
                      1999                       533,000
                      2000                       566,000
                      2001                       593,000
                      2002                       614,000
                      2003                       432,000

Management anticipates that the cash flow from the tax benefits generated by these investments will exceed the additional contribution requirements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE E - Self-Insurance Claims
         ---------------------

The Company was primarily self-insured for bodily injury and property damage up to its retained limits relating to its fleet of rental vehicles (see Note N) and to its employees operating Company vehicles within the scope of their employment. Prior to October 1, 1995, this self-insurance program applied to renters of Company vehicles to the extent required by the applicable state laws and/or provided under the terms of the rental agreement. On October 1, 1995, a subsidiary of Avis, Inc. assumed responsibility for new claims incurred relating to Avis rental agreements pursuant to the terms of a leasing agreement for the Company's rental fleet.

The Company estimates its liability for self-insurance claims based upon a comprehensive actuarial analysis of reported and incurred but not reported claims. Changes in estimates of claim costs resulting from this analysis are recognized in income in the period in which the estimates are changed. Due to uncertainties inherent in the estimation process, it is reasonably possible that the claims reserve of $13,787,000 will be further revised during fiscal 1998. Self-insurance claims expense, included in discontinued operations, was $10,908,000, $6,854,000 and $8,604,000, for 1997, 1996 and 1995, respectively.

The Company carries excess automobile liability insurance for bodily injury and property damage of $5,000,000 per occurrence, of which the Company self-insures the first $1,000,000 of loss. In connection with this program, at January 31, 1997, the Company had $1,375,000 of outstanding irrevocable standby letters of credit, as required by various state insurance regulatory authorities.

NOTE F - Notes Payable and Operating Debt
         --------------------------------

Notes payable and operating debt consist of unsecured, uncommitted short-term lines of credit as well as an unsecured, committed bank facility. At January 31, 1997, the Company had short-term unsecured lines of credit available with banks totalling $100,200,000 and an additional $3,420,000 of outstanding letters of credit. There are no fees or compensating balances associated with these facilities which are provided on an uncommitted basis. Outstanding borrowings on these unsecured facilities at January 31, 1997 and 1996 were $40,200,000 and $16,900,000, respectively. Interest rates on these borrowings were 6.1% and 6.0% at January 31, 1997 and 1996, respectively.

The Company maintains a committed bank facility of $50,000,000. There are no compensating balances associated with this facility and, as of January 31, 1997, the Company is in full compliance with all restrictive covenants. The agreement expires May 27, 1997, and may be renewed at the discretion of both parties. Outstanding borrowings under the committed facility at January 31, 1997 were $40,000,000, bearing interest at the rate of 6.1%. There were no outstanding borrowings at January 31, 1996.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE G - Income Taxes
         ------------
The provision (benefit) for income taxes consists of:

                                                   Years Ended January 31,
                                                ---------------------------
                                                1997        1996       1995
                                                ----        ----       ----
                                                         (Restated) (Restated)
                                                       (in thousands)
                   Current
                     Federal                   $14,039     $21,439    $16,617
                     State                       2,307       4,718      3,790
                                               -------     -------    -------
                                                16,346      26,157     20,407
                                               -------     -------    -------
                   Deferred
                     Federal                   (15,644)    (11,044)    (7,623)
                     State                      (1,957)     (1,959)      (831)
                                               -------     -------    -------
                                               (17,601)    (13,003)    (8,454)
                                               -------     -------    -------

                                               $(1,255)    $13,154    $11,953
                                               =======     =======    =======


Income tax expense is included in the financial statements as follows:

                                                   Years Ended January 31,
                                                ---------------------------
                                                1997        1996       1995
                                                ----        ----       ----
                                                         (Restated) (Restated)
                                                       (in thousands)
                   Continuing operations       $14,008     $10,574    $ 4,838
                   Discontinued operations     (15,263)      2,580      7,115
                                               -------     -------    -------
                                               $(1,255)    $13,154    $11,953
                                               =======     =======    =======

Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                        Years Ended January 31,
                                                     ---------------------------
                                                     1997        1996       1995
                                                     ----        ----       ----
                   Statutory rate                    35.0%       35.0%      35.0%
                   State and local income taxes
                    (net of federal income tax)       2.9         4.6        5.3
                   Tax credits                       (3.2)       (3.5)      (5.7)
                   Other                               .1          .5         .3
                                                  -------     -------    -------
                                                     34.8%       36.6%      34.9%
                                                  =======     =======    =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE G - Income Taxes (cont.)
         ------------

Deferred tax assets, on which no valuation allowance is considered necessary, and deferred tax liabilities consist of the following:

                                                        January 31,
                                                -------------------------
                                                   1997           1996
                                                ---------       ---------
                                                               (Restated)
                                                      (in thousands)
           Deferred tax assets:
             Self-insurance claims              $ 4,784          $ 4,382
             Allowance for loan losses            2,468              902
             Dealer advance reserve               8,999            7,005
             State income taxes                     492             --
             Accrued liabilities                  1,823            1,815
             Other deferred tax assets              365              732
                                                -------          -------
             Total deferred tax assets           18,931           14,836

           Deferred tax liabilities:
             Depreciation                          (619)         (14,105)
             Loan processing and
               origination expenses              (3,088)          (1,916)
             State income taxes                    --             (1,527)
             Limited partnership investments     (2,213)          (1,801)
             Other                               (1,370)          (1,519)
                                                -------          -------
             Total deferred tax
               liabilities                       (7,290)         (20,868)
                                                -------          -------

             Net deferred tax asset(liability)  $11,641          $(6,032)
                                                =======          =======

NOTE H - Stockholders' Equity
-----------------------------

On March 25, 1996, the Company's Board of Directors declared a 10% stock dividend payable on April 30, 1996, to stockholders of record on April 15, 1996. Earnings per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend. In March 1996, the Board of Directors approved an increase in the authorized common shares from 30,000,000 to 40,000,000 shares.

The Company's Board of Directors has authorized the repurchase of up to four million shares of the Company's outstanding stock. Shares repurchased amounted to 80,900 and 257,000 in fiscal 1996 and 1995, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE I - Benefit Plans
         -------------

The Company's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, common stock and restricted common stock. The total number of shares which may be granted under this Plan are 2,200,000. There were 39,500, 32,450 and 25,300 shares of restricted stock granted under this Plan during the years ended January 31, 1997, 1996 and 1995, respectively. There were 1,970,700 shares available for future stock or option grants at January 31, 1997.

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

A summary of changes in stock options granted under both plans is as follows:

                                                   Number of       Price Range
                                                    Options         Per Share
                                                   ---------      -------------

                Balance January 31, 1994           1,148,992      $ 5.96- 8.98
                       Granted                        66,000        5.96-10.00
                       Exercised                    (299,021)       5.96- 8.98
                       Cancelled                    (246,025)       5.96- 8.98
                                                   ---------

                Balance January 31, 1995             669,946        5.96-10.00
                       Granted                        63,250       10.00-10.91
                       Exercised                    (226,795)       5.96- 8.98
                       Cancelled                    (134,234)       5.96-10.00
                                                   ---------

                Balance January 31, 1996             372,167        5.96-10.91
                       Granted                        70,000        9.88-10.88
                       Exercised                     (34,834)       5.96- 8.98
                       Cancelled                     (55,095)       8.18-10.88
                                                   ---------

                Balance January 31, 1997             352,238      $ 5.96-10.91
                                                   =========

The outstanding options expire at various dates through 2007. Options for 238,558, 252,157 and 415,681 shares were exercisable at January 31, 1997, 1996 and 1995, respectively.

The Company has adopted the disclosure-only provisions of Statement No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. If the Company elected to recognize compensation cost for the stock option plans based on the fair value at the dates for awards under the stock option plans, consistent with the method prescribed by Statement No. 123, the effect on net income and earnings per share would not be material.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE I - Benefit Plans (cont.)
         -------------

The fair value of options granted were $6.37 and $5.57 in fiscal 1997 and $5.60 and $6.16 in fiscal 1996. The fair value of each option grant was estimated on the date of the grant using the Black- Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: expected volatility of 44% for fiscal 1997 and 43% and 45% for fiscal 1996; risk-free interest rates of 7.1% and 6.3% for fiscal 1997 and 6.4% and 5.9% for fiscal 1996; and expected lives of 10 years.

In addition, the Company's 1995 Dealer Stock Option Plan for Member Dealers provides for the granting of up to 550,000 stock options to member dealers based upon certain volume criteria. The options become exercisable over a three year period. During the years ended January 31, 1997 and 1996, there were 60,500 and 55,000 options granted at prices ranging from $10.00 to $14.77.

The 1986 Employee Stock Purchase Plan terminated effective January 31, 1996 and no further shares will be issued by the Company to the Plan. Under this Plan, eligible employees could purchase shares of the Company's common stock through payroll deductions at the month-end market price. The Company contributed an amount equal to 20% of the employee's payroll deduction, subject to a two-year vesting period from the date of such contribution. There were 947 and 2,772 shares purchased under this Plan during the years ended January 31, 1996 and 1995, respectively.

The Company has a 401(k) Savings and Profit-Sharing Plan covering substantially all employees who have completed one year of service with the Company. Company contributions to this Plan are discretionary and are determined annually by the Board of Directors. The Plan also allows employees the option of purchasing common stock of the Company at the current market price. The total number of shares which may be purchased under this Plan are 550,000. There were 6,694, 4,860 and 16,251 shares purchased during the years ended January 31, 1997, 1996 and 1995, respectively. Company contributions to the Plan were $62,000, $38,000 and $5,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

The Company does not provide post-retirement or post-employment benefits to its employees.

NOTE J - Related Party Transactions
         --------------------------

In fiscal 1996 and 1995, Adverama, Inc. provided the Company with placement of Yellow Pages directory advertising, printing services and promotional items relating to discontinued operations. Payments for these services were $1,600,000 and $3,400,000 for the years ended January 31, 1996 and 1995, respectively. Adverama, Inc. was beneficially owned by the daughter of the Company's Chairman of the Board of Directors and majority stockholder.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE J - Related Party Transactions (cont.)
         --------------------------

In fiscal 1996, the Company engaged the investment banking firm of Brown Brothers Harriman and Co. ("BBH") as financial advisor in connection with the sale of the rental fleet business and paid BBH $950,000 during the year ended January 31, 1996 for these services. A director of the Company is a partner of BBH. Another director of the Company received a percentage of this fee paid by the Company for his participation.

During fiscal 1997, the Company had a short-term unsecured uncommitted line of credit with BBH for $13,700,000 of which $9,300,000 was outstanding at January 31, 1997 (see Note F).

NOTE K - Financial Instruments
         ---------------------

The Company has various financial instruments including cash and cash equivalents, installment notes receivable, investments in affordable housing limited partnerships, net dealer holdbacks, notes payable, operating debt and miscellaneous other assets. Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. The Company has determined that their carrying values approximate estimated fair values.

NOTE L - Commitments and Contingencies
         -----------------------------

In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

On June 15, 1992, former employees of the Company filed a class action lawsuit in the United States District Court for the Northern District of California. Their complaint alleged that the Company violated certain sections of the California Labor Law relating to the payment of overtime. On June 16, 1995, the court issued a finding of partial liability against the Company. On September 16, 1996, the Company entered into an Enforceable Settlement Agreement which was approved by the court on November 21, 1996. Pursuant to its terms, damages, penalties and interest were paid to the plaintiffs in the amount of $5,600,000 and $2,200,000 was paid for plaintiff's attorneys fees. Such amounts are included in results of discontinued operations (see Note N).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE L - Commitments and Contingencies (cont.)
         -----------------------------

In December 1995, the U.S. Department of Labor notified the Company of its investigation of the Company's pay practices concerning its former employees during the period from February 1993 through September 1995. The Department of Labor's investigation is ongoing and potential liability, if any, cannot be estimated by the Company at this time.

The Company's operating lease agreements were mainly associated with the discontinued rental fleet business and since its sale, are no longer obligations of the Company due to either assumptions or settlement. Total rent expense for both continuing operations and discontinued operations was $151,000, $2,009,000 and $4,264,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Rent expense for continuing operations which is included in operating expenses was $104,000, $180,000 and $245,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

NOTE M - Quarterly Financial Data (Unaudited)
         ------------------------

The following tables present quarterly financial information (in thousands of dollars, except per share information):

                                                                               Quarter
                                                 ---------------------------------------------------------------------
                                                 First(2)            Second(2)            Third (2)          Fourth
                                                 -----               ------               -----              ------
1997:
----
Revenue                                          $ 14,933            $ 15,372            $ 16,163            $ 17,404

Operating income (3)                             $ 11,420            $ 11,834            $ 12,032            $ 12,080

Income from continuing
  operations                                     $  6,292            $  6,540            $  6,664            $  6,713

Discontinued operations:
   Income (loss) before income taxes:
     As previously reported                          --                (2,191)             (8,204)            (11,689)

     Prior period adjustment                         (433)               (209)                555                --

   Income tax provision (benefit):
     As previously reported                          --                  (789)             (2,745)            (11,698)

     Prior period adjustment                         (152)                (73)                194                --
                                                 --------            --------            --------            --------
   Total discontinued operations                     (281)             (1,538)             (5,098)                  9
                                                 --------            --------            --------            --------

Net income                                       $  6,011            $  5,002            $  1,566            $  6,722
                                                 ========            ========            ========            ========
Earnings (loss) per share:(4)
  Continuing                                     $    .22            $    .23            $    .23            $    .24
  Discontinued
   As previously reported                            --                  (.05)               (.19)               --
   Prior period adjustment                           (.01)               --                   .01                --
                                                 --------            --------            --------            --------
                                                     (.01)               (.05)               (.18)               --
                                                 --------            --------            --------            --------

     Total                                       $    .21            $    .18            $    .05            $    .24
                                                 ========            ========            ========            ========

                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE M - Quarterly Financial Data (Unaudited) (cont.)
         ------------------------

                                                                                 Quarter
                                                   --------------------------------------------------------------------
                                                   First(2)             Second(2)         Third (2)           Fourth(2)
                                                   --------             ---------         ---------           ---------
1996:(1)
--------
Revenue                                            $  8,267            $  9,810            $ 11,889            $ 13,545

Operating income (3)                               $  6,362            $  8,053            $  9,638            $ 10,743

Income from continuing
  operations                                       $  3,152            $  4,046            $  5,176            $  5,915

Discontinued operations:
  Income (loss) before income taxes:
   As previously reported                             2,649                 604                (464)             (3,718)

   Prior period adjustment                           (1,228)             (1,108)               (647)               (266)

  Income tax provision (benefit):
   As previously reported                             1,156                 389                 (19)             (1,346)

   Prior period adjustment                             (430)               (388)               (226)                (93)

  Loss on disposal of operations,
    net of tax of $3,537                               --                  --                  (212)               --
                                                   --------            --------            --------            --------
  Total discontinued operations                         695                (505)             (1,078)             (2,545)
                                                   --------            --------            --------            --------
  Net income                                       $  3,847            $  3,541            $  4,098            $  3,370
                                                   ========            ========            ========            ========

Earnings (loss) per share:(4)
  Continuing                                       $    .11            $    .14            $    .18            $    .21
  Discontinued
   As previously reported                               .05                 .01                (.02)               (.08)
   Prior period adjustment                             (.02)               (.03)               (.02)               (.01)
                                                   --------            --------            --------            --------
                                                        .03                (.02)               (.04)               (.09)
                                                   --------            --------            --------            --------

     Total                                         $    .14            $    .12            $    .14            $    .12
                                                   ========            ========            ========            ========

(1) - Amounts have been reclassified for the discontinuation of dealership operations.

(2) - Amounts related to discontinued operations have been restated to reflect prior period adjustments (Note O).

(3) - Revenue less operating expenses and the provision for credit losses.

(4) - Based on weighted average number of shares outstanding at the end of each period. The quarterly earnings per share do not necessarily sum to the total for the fiscal year due to rounding.

NOTE N - Discontinued Operations
         -----------------------

The Company previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In fiscal 1996, the Company disposed of its rental fleet business through the sale of certain assets and through certain leases to a subsidiary of Avis, Inc. All liabilities related to the discontinued rental business, principally, self-insurance claims and deferred taxes, were retained by the Company.

The Company also had a dealership operation that sold used cars that were retired from the rental fleet, primarily to member dealers of the Company's financial services business.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE N - Discontinued Operations (cont.)
         -----------------------

During the first quarter of fiscal 1997, the Company decided to discontinue its dealership operations. At January 31, 1997, all vehicles had been disposed of and all dealership locations had been closed.

As discussed in Note L, the Company settled a class action lawsuit during the third quarter of fiscal 1997. The total amount paid was $7,800,000 of which $2,000,000 was accrued at January 31, 1996. The effect on fiscal 1997 pre-tax earnings was $5,800,000, or $.20 per share. Also contributing to the loss before taxes of $22,200,000 for the year ended January 31, 1997, were additional legal fees relating to this lawsuit, other litigation expenses, additional expenses for self-insurance claims (see Note E) and loss on the disposition of the remaining rental fleet.

The discontinued tax benefit of $15,300,000 for the year ended January 31, 1997, includes an adjustment of previously recorded deferred taxes of $6,700,000 attributable to the final disposition of rental vehicles.

The Company restated its previously issued fiscal 1996, 1995 and 1994 financial statements to adjust gains related to the disposition of the retired rental vehicles.

The results of both the rental fleet and dealership operations are reported as discontinued operations and all prior year amounts have been reclassified to conform with the current year presentation.

Summarized asset data related to discontinued operations is as follows:

                                                              January 31,
                                                        ---------------------
                                                         1997             1996
                                                         ----             ----
                                                            (in thousands)
Accounts receivable, net of
  allowance for doubtful accounts
  of $5,041, at January 31, 1996                        $   114          $ 1,494
Rental automobiles, net of
  accumulated depreciation of
  $10,458, at January 31, 1996                             --             14,403
Other assets                                                819            9,005
                                                        -------          -------
                                                        $   933          $24,902
                                                        =======          =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE N - Discontinued Operations (cont.)
         -----------------------
Summarized results of discontinued operations are as follows:

                                                Years Ended January 31,
                                              ------------------------------
                                              1997        1996         1995
                                              ----        ----         ----
                                                         (Restated)   (Restated)
                                                      (in thousands)

Revenue                                    $ 23,443     $106,050     $196,762
Cost of goods sold and
  operating expenses                         36,213       84,325      124,849
General and administrative expenses           9,401       25,628       53,790
Interest expense                               --            275        1,460
                                           --------     --------     --------
                                             45,614      110,228      180,099
                                           --------     --------     --------

Income (loss) before income taxes           (22,171)      (4,178)      16,663
Provision (benefit) for income taxes        (15,263)        (957)       7,115
                                           --------     --------    ---------
Income (loss) from operations                (6,908)      (3,221)       9,548
Loss on disposal of operations,
  net of tax of $3,537                          --          (212)         --
                                           --------     --------    --------
Net income (loss)                          $ (6,908)    $ (3,433)   $   9,548
                                           ========     ========    =========

NOTE O - Restatement
         -----------

During the fourth quarter of 1997, management of the Company determined that previously recognized gains on the disposition of rental vehicles in fiscal 1996, 1995 and 1994 were overstated. Accordingly, the fiscal 1996 and 1995 financial statements have been restated from amounts previously reported and an adjustment to retained earnings as of January 31, 1994 was recorded. A summary of the significant effects of the restatement is as follows (in thousands of dollars, except per share information):

                               Year Ended January 31, 1996   Year Ended January 31, 1995
                               ---------------------------   ---------------------------
                                    As                           As
                                Previously                   Previously
                                 Reported    As Restated      Reported      As Restated
                                 --------    -----------      --------      -----------
Income from                       (1)                            (1)
 continuing operations          $ 18,289       $ 18,289       $  9,006      $  9,006

Discontinued operations:

 Income (loss)
  before income taxes               (929)        (4,178)        22,584        16,663

 Provision (benefit) for
  income taxes                       180           (957)         9,187         7,115
                                --------       --------       --------      --------
                                  (1,109)        (3,221)        13,397         9,548
 Loss on disposal of
  operations, net of tax
  of $3,537                         (212)          (212)          --            --
                                --------       --------       --------      --------
                                  (1,321)        (3,433)        13,397         9,548
                                --------       --------       --------      --------
Net Income                      $ 16,968       $ 14,856       $ 22,403      $ 18,554
                                ========       ========       ========      ========

Earnings (loss) per share:

 Discontinued operations        $   (.05)      $   (.12)      $    .47      $    .33
                                ========       ========       ========      ========

 Total                          $    .59       $    .52       $    .79      $    .65
                                ========       ========       ========      ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

NOTE O - Restatement (cont.)
         -----------

                                                January 31, 1996
                                      ---------------------------------
                                          As
                                      Previously
                                       Reported            As Restated
                                       --------            -----------
Dealer advance reserve                $  7,778               $ 20,706

Deferred income taxes                 $ 10,556               $  6,032

Retained earnings                     $ 99,793               $ 91,389

----------------------------

(1)-For purposes of presenting comparative information, amounts as previously reported include reclassifications to reflect discontinued operations as discussed in Note N.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------

         NONE

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Director" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held June 12, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

Item 11.  Executive Compensation
--------  ----------------------

The section entitled "Summary Compensation Table" of the 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
          Management
          ----------

The section entitled "Security Ownership of Certain Beneficial Owners and Management" of the 1997 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The section entitled "Certain Transactions" of the 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------  ----------------------------------------------------
          on Form 8-K
          -----------
(a)(1) The following financial statements are included in Part II, Item 8:

             Independent Auditors' Report

             Financial Statements:

               Consolidated Balance Sheets -
                 January 31, 1997 and 1996

               Consolidated Statements of Income -
                 Years Ended January 31, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity Years Ended
                 January 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows Years Ended January 31,
                 1997, 1996 and 1995

               Notes to Consolidated Financial Statements Years Ended January
                 31, 1997, 1996 and 1995

(a)(2) The following financial statement schedule for the years ended January 31, 1997, 1996 and 1995 is submitted herewith:

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports
--------  ----------------------------------------------------
          on Form 8-K (cont.)
          -------------------

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
(a)(3) Exhibits (cont.)

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

          (c)     Specimen Stock Certificate - National Auto Credit,
                  Inc. (filed as Exhibit 4(c) to the Company's Form
                  10-K for the year ended January 31, 1996, SEC
                  File No. 1-11601 and incorporated herein by
                  reference and made a part hereof).                      N/A

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

                                     -42-

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          ----------------------------------------------------
          on Form 8-K (cont.)
          -----------
                                                                        PAGE
                                                                        NUMBER
                                                                        ------
      (10)(g)   National Auto Credit, Inc. 401(k) Savings and
                Retirement Plan and Trust (incorporated by
                reference from the Company's Form S-8
                Registration Statement as filed on December
                28, 1993, File No. 33-51729).                             N/A

          (h)   National Auto Credit, Inc. 1995 Stock Option
                Plan for Member Dealers (incorporated by
                reference from the Company's Form S-3
                Registration Statement as filed on May 3,
                1995, File No. 33-58579).                                 N/A

      (12)      Computation of Ratios                                     46

      (21)      Subsidiaries of National Auto Credit, Inc.
                at January 31, 1997.                                      47

      (23)      Independent Auditors' Consent                             48

      (27)      Financial Data Schedule                                   49


(b)    Reports on Form 8-K

                On November 6, 1996 a Form 8-K was filed announcing that the Company had reached a proposed settlement of the previously disclosed class action lawsuit filed by former employees of the Company.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                National Auto Credit, Inc.
                                                     Registrant

Date  April 24, 1997                            By: /s/ Sam Frankino
     -----------------------                       ----------------------------
                                                   Sam J. Frankino
                                                   Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on April 24, 1997.

Principal Executive Officer:                       Principal Financial
----------------------------                       -------------------
                                                   and Accounting Officer:
                                                   ----------------------

/s/Robert J. Bronchetti                            /s/Davida S. Howard
---------------------------                        ----------------------------
Robert J. Bronchetti                              Davida S. Howard
President, Chief Executive Officer                Vice President-Finance and
and Director                                      Controller


                                Other Directors:
                                ----------------

/s/Noah T. Herndon                                 /s/Per E. Hoel
---------------------------                        ----------------------------
Noah T. Herndon, Director                         Per E. Hoel, Director

/s/J. Hunter Brown                                 /s/James E. Smith
---------------------------                        ----------------------------
J. Hunter Brown, Director                         James E. Smith, Jr.
                                                  Vice President, Operations and
                                                  Director

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)

          Column A                            Column B                Column C                  Column D        Column E
          --------                           ----------      -------------------------          --------        --------
                                              Balance at              Additions                                  Balance
                                              beginning              Charged to:                                 at end
    Description                               of period       Expenses          Other           Deductions      of period
    -----------                               ----------      --------         -------          ----------      ----------
Year ended
----------
  January 31, 1997
  ----------------
     Allowance for
       doubtful accounts                      $ 5,041         $   --                             $ 5,041(a)       $   --

     Self-insurance claims                    $12,712         $10,908                            $ 9,833(b)       $13,787

     Allowance for loan losses                $ 2,578         $ 7,929                            $ 3,454(a)       $ 7,053

     Dealer advance reserve,
       as restated                            $20,706         $ 3,163(e)       $ 3,963(c)        $ 1,428(a)       $26,404

Year ended
----------
  January 31, 1996
  ----------------
     Allowance for
       doubtful accounts                      $ 3,720         $ 2,498                            $ 1,177(a)       $ 5,041

     Self-insurance claims                    $24,475         $ 9,255(d)                         $21,018(b)       $12,712

     Allowance for loan losses                $ 1,107         $ 2,790                            $ 1,319(a)       $ 2,578

     Dealer advance reserve,
       as restated                            $12,055         $ 4,261(e)       $ 4,760(c)        $   370(a)       $20,706

Year ended
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

     Allowance for loan losses                $   914         $   880                            $   687(a)       $ 1,107

     Dealer advance reserve,
       as restated                            $ 4,558         $ 6,145(e)       $ 1,358(c)        $   6(a)         $12,055




        Certain prior year amounts have been reclassified to conform with the current year presentation.

(a)     Charge-offs, net of recoveries.

(b)     Cash disbursements related to self-insured claims.

(c)     Advance reserve fees charged to dealers.

(d) Includes additional expense of $2,401 related to the loss on the sale of discontinued operations.

(e) Consists of the provision for advance losses and additional credit allowances as explained in Note O of the consolidated financial statements on pages 38 and 39.