Form 10-Q
period 1997-04-30
NATIONAL AUTO CREDIT INC /DE
filed 1997-06-16
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q

(MARK ONE)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended    April 30, 1997
                                                    ----------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from____________ to _________
                              Commission file number     1-11601

                              NATIONAL AUTO CREDIT, INC.
                              --------------------------
                 (Exact name of registrant as specified in its charter)

                                    DELAWARE
                       -----------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   34-1816760
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                      30000 Aurora Road, Solon, Ohio 44139
                      ------------------------------------
              (Address of principal executive offices and zip code)

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
 Yes   X          No
    ------          ------

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes               No
   -------          ------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,526,944 shares as of May 31, 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                 PAGE NUMBER
                                                                 -----------

  PART I.    FINANCIAL INFORMATION:

  Item 1.    Financial Statements

             Consolidated Balance Sheets -
             April 30, 1997 and January 31, 1997                      1

             Consolidated Statements of Income -
             Three Months Ended April 30, 1997 and 1996               2

             Consolidated Statement of Shareholders'
             Equity - Three Months Ended April 30, 1997               3

             Consolidated Statements of Cash Flows -
             Three Months Ended April 30, 1997 and 1996               4

             Notes to Consolidated Financial Statements             5 - 8


  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations          9 - 11


 PART II.    OTHER INFORMATION:

  Item 6.    Exhibits and Reports on Form 8-K                         12

                   National Auto Credit, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Thousands of Dollars, Except Per Share Amounts)

                                                      April 30,      January 31,
                                                        1997            1997
                                                     ----------     ------------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents                            $   1,754      $   1,756
Installment notes receivable, net                      423,272        417,419
Property and equipment, net of
  accumulated depreciation of
  $6,546 and $6,264, respectively                        9,225          9,224
Other assets                                            12,787         11,741
Deferred income taxes                                   12,582         11,641
                                                     ---------      ---------

                                                     $ 459,620      $ 451,781
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Dealer holdbacks, net                              $ 106,976      $ 101,371
  Self-insurance claims                                 12,113         13,787
  Notes payable                                         13,835         13,354
  Operating debt                                        67,713         66,846
  Income taxes payable                                   7,894          6,777
  Other liabilities                                     17,331         20,098
                                                     ---------      ---------
                                                       225,862        222,233
                                                     ---------      ---------

Commitments and Contingencies                             --             --

Stockholders' Equity
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                           --             --
  Common stock - $.05 par value,
    authorized 40,000,000 shares, issued
    29,872,917 and 29,845,673 shares,
    respectively                                         1,494          1,492
  Additional paid-in capital                           165,792        165,605
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,340 and $1,070, respectively                  78,575         74,073
  Treasury stock, at cost, 1,345,968 and
    1,298,568 shares, respectively                     (12,103)       (11,622)
                                                     ---------      ---------
                                                       233,758        229,548
                                                     ---------      ---------

                                                     $ 459,620      $ 451,781
                                                     =========      =========




See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                        Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                               April 30,
                                                        -----------------------

                                                          1997           1996
                                                        --------       --------

REVENUE
  Interest income                                       $16,645        $ 13,366
  Fee and other income                                    2,165           1,567
                                                        -------        --------
    Total                                                18,810          14,933

COSTS AND EXPENSES
  Provision for credit losses                             7,311           2,016
  Operating                                               1,671           1,497
  General and administrative                              1,260           1,100
  Interest                                                1,282             332
                                                        -------        --------
    Total                                                11,524           4,945
                                                        -------        --------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                     7,286           9,988

  Provision for income taxes                              2,514           3,696
                                                        -------        --------

INCOME FROM CONTINUING OPERATIONS                         4,772           6,292

LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                               --              (281)
                                                        -------        --------

NET INCOME                                              $ 4,772        $  6,011
                                                        =======        ========

EARNINGS (LOSS) PER SHARE
  Continuing operations                                 $   .17        $    .22
  Discontinued operations                                  --              (.01)
                                                        -------        --------
                                                        $   .17        $    .21
                                                        =======        ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                             28,530          28,479
                                                        =======        ========












See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended April 30, 1997
                                 (In Thousands)
                                   (Unaudited)



                               Common Stock                                                Foreign
                             --------------------      Additional                      Currency
                                           Par           Paid-In         Retained     Translation        Treasury
                             Shares        Value         Capital         Earnings      Adjustment         Stock         Total
                            --------      -------      ----------        --------     -----------        ---------     -------
BALANCE,
  JANUARY 31, 1997           29,846      $  1,492        $165,605       $ 75,143       $ (1,070)         $(11,622)    $229,548

  Net income                                                               4,772                                         4,772
  Stock issued under
    benefit plans                27             2             187                                                          189
  Treasury stock
    purchases                                                                                                (481)        (481)
  Foreign currency
    translation                                                                             (270)                         (270)
                           --------      --------       --------        --------        --------         --------     --------

BALANCE,
  APRIL 30, 1997             29,873      $  1,494       $165,792        $ 79,915        $ (1,340)        $(12,103)    $233,758
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

                   National Auto Credit, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)

                                                             Three Months Ended
                                                                   April 30,
                                                                   ---------
                                                             1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $  4,772    $  6,011
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             342         806
      Interest income on dealer advances                     (4,642)     (3,085)
      Provision for credit losses                             7,311       2,016
      Deferred income taxes                                  (1,043)        148
      Changes in operating assets and liabilities:
         Income taxes payable                                 1,219      (1,154)
         Other liabilities                                   (5,597)     (1,936)
         Self-insurance claims                               (1,674)     (1,930)
         Other operating assets and liabilities, net          1,866       1,465
                                                           --------    --------

      Net cash provided by operating activities               2,554       2,341
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Principal collected on installment notes receivable         41,055      29,162
  Proceeds from sale of rental automobiles                     --         8,020
  Advances to dealers and payment of dealer holdbacks       (44,040)    (47,063)
 Purchase of property and equipment                            (382)       (479)
  Other investing activities, net                                25        (418)
                                                           --------    --------
      Net cash used in investing activities                  (3,342)    (10,778)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on lines of credit              (80,152)      8,300
 Proceeds from revolving credit facility and
   issuance of senior notes                                  81,500        --
  Payments to acquire treasury stock                           (481)       --
  Stock issued under benefit plans                              189          75
  Other financing activities, net                              (270)         70
                                                           --------    --------

      Net cash provided by financing activities                 786       8,445
                                                           --------    --------

Increase (decrease) in cash and cash equivalents                 (2)          8
Cash and cash equivalents at beginning of period              1,756       1,665
                                                           --------    --------
Cash and cash equivalents at end of period                 $  1,754    $  1,673
                                                           ========    ========




Supplemental Disclosures of Cash Flow Information:

  Interest paid                                            $  1,625    $    246
                                                           ========    ========

  Income taxes paid                                        $  2,331    $  4,525
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

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's January 31, 1997 Annual Report on Form 10-K.

         EARNING PER SHARE:
         Earnings per share is computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect. These calculations are made in accordance with Accounting Principles Board Opinion (APB) No. 15 "Earnings Per Share". The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard (SFAS) 128, "Earning Per Share" which supersedes APB No. 15 and is effective for all periods ending after December 15, 1997, earlier application not being permitted. Earnings per share determined in accordance with SFAS 128 will not be materially different than earnings per share determined in accordance with APB No. 15.

         RECLASSIFICATIONS:
         Certain prior period amounts have been reclassified to conform with the current period presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE B - Installment Notes Receivable, Net
         ---------------------------------

         The components of installment notes receivable, net, are as follows:

                                                                      April 30,      January 31,
                                                                         1997            1997
                                                                      ---------       ---------
                                                                              (in thousands)

         Gross installment notes receivable                           $ 503,923       $ 496,947
         Unearned income                                                (72,333)        (72,475)
         Allowance for loan losses                                       (8,318)         (7,053)
                                                                      ---------       ---------
         Installment notes receivable, net                            $ 423,272       $ 417,419
                                                                      =========       =========

         A summary of changes in gross installment notes receivable is as follows:

                                                                         Three Months Ended
                                                                               April 30,
                                                                      -------------------------
                                                                         1997            1996
                                                                      ---------       ---------
                                                                              (in thousands)

         Balance, beginning of period                                 $ 496,947       $ 354,012
         Contracts accepted                                              82,513          89,470
         Cash collected                                                 (53,261)        (40,008)
         Charge-offs against:

           Dealer holdback                                              (17,148)         (8,340)
           Unearned income/allowance                                     (5,128)         (2,937)
                                                                      ---------       ---------
         Balance, end of period                                       $ 503,923       $ 392,197
                                                                      =========       =========

         Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 48 months with an average initial term of 37 months and an initial gross amount of $9,400. At April 30, 1997 and January 31, 1997, the average remaining note term was 24 months. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% of total installment notes receivable, except for Texas with 13.2% and North Carolina with 12.1%.

         The accrual of interest income is suspended once a note becomes 120 days contractually past due. These non-performing notes are charged-off against the related dealer's holdback, unearned income and then loan loss reserves, if necessary. At April 30, 1997 and January 31, 1997, the percent of installment notes receivable which were greater than 120 days contractually past due was 26.9% and 24.9%, respectively.

         Changes in the allowance for loan losses, which is provided primarily for earned but unpaid finance charges are as follows:

                                                                         Three Months Ended
                                                                               April 30,
                                                                      -------------------------
                                                                         1997            1996
                                                                      ---------       ---------
                                                                              (in thousands)

         Balance, beginning of period                                 $   7,053       $   2,578
         Provision for credit losses                                      2,415           1,005
         Net charge-offs                                                 (1,150)           (547)
                                                                      ---------       ---------
         Balance, end of period                                       $   8,318       $   3,036
                                                                      =========       =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C - Dealer Holdbacks, Net
         ---------------------

         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid unless substantially all advances including those on non-performing loans related to a particular dealer have been recovered. The components of dealer holdbacks, net are as follows:

                                                                      April 30,              January 31,
                                                                        1997                    1997
                                                                      ---------              ---------
                                                                               (in thousands)

         Dealer holdbacks                                             $ 400,679              $ 392,733
         Advances                                                      (325,322)              (317,766)
                                                                      ---------              ---------
                                                                         75,357                 74,967
         Dealer advance reserve                                          31,619                 26,404
                                                                      ---------              ---------
         Dealer holdbacks, net                                        $ 106,976              $ 101,371
                                                                      =========              =========

         A summary of changes in dealer holdbacks, net, is as follows:

                                                                             Three Months Ended
                                                                                   April 30,
                                                                      --------------------------------
                                                                         1997                   1996
                                                                      ---------              ---------
                                                                                (in thousands)

         Balance, beginning of period                                 $ 101,371              $  72,803
         Additions to holdback                                           62,139                 70,598
         Advances disbursed                                             (46,203)               (56,230)
         Charge-offs of non-performing notes                            (17,148)                (8,340)
         Increase in dealer advance reserve
           and other                                                      6,817                  1,594
                                                                      ---------              ---------
         Balance, end of period                                       $ 106,976              $  80,425
                                                                      =========              =========


         The dealer advance reserve is maintained in the event the holdback of a particular dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of supplementing this reserve. A summary of changes in the dealer advance reserve is as follows:

                                                                             Three Months Ended
                                                                                   April 30,
                                                                      --------------------------------
                                                                         1997                   1996
                                                                      ---------              ---------
                                                                               (in thousands)
         Balance, beginning of period                                 $  26,404              $  20,706
         Advance reserve fees                                             2,235                    952
         Provision for advance losses                                     4,896                  1,011
         Net charge-offs                                                 (1,916)                  (207)
         Other                                                             --                      433
                                                                      ---------              ---------
         Balance, end of period                                       $  31,619              $  22,895
                                                                      =========              =========

A summary of the changes in the allowance for credit losses, which includes the allowance for loan losses and dealer advance reserve, is as follows:

                                                                             Three Months Ended
                                                                                   April 30,
                                                                      --------------------------------
                                                                         1997                   1996
                                                                      ---------              ---------
                                                                               (in thousands)
         Balance, beginning of period                                 $  33,457              $  23,284
         Advance reserve fees                                             2,235                    952
         Provision for credit losses                                      7,311                  2,016
         Net charge-offs                                                 (3,066)                  (754)
         Other                                                             --                      433
                                                                      ---------              ---------
         Balance, end of period                                       $  39,937              $  25,931
                                                                      =========              =========

These amounts are included in the financial statements as follows:


                                                                      April 30,              January 31,
                                                                        1997                    1997
                                                                      ---------              ---------
                                                                               (in thousands)
Allowance for loan loses                                             $ 8,318                  $ 7,053
Dealer advance reserve                                                31,619                   26,404
                                                                     -------                  -------
                                                                     $39,937                  $33,457
                                                                     =======                  =======

NOTE D - Commitments and Contingencies
         -----------------------------

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

NOTE D - Commitments and Contingencies (cont.)
         -----------------------------

         In December 1995, the U.S. Department of Labor notified the Company of its investigation of the Company's pay practices concerning its former employees during the period from February 1993 through September 1995. The Department of Labor's investigation is ongoing and potential liability, if any, cannot be estimated by the Company at this time.

NOTE E -  Notes Payable and Operating Debt
          --------------------------------

         The Company completed its private debt offering during the first quarter of fiscal 1998. The related $45.0 million principal amount of
         7.66 percent unsecured Senior Notes have an average term of five years. During the first quarter of fiscal 1998, the Company also entered into an unsecured revolving credit agreement for $97.5 million with a group of financial institutions. This facility, which replaced the Company's previous committed facility of $50.0 million, has $39.0 million with a term of one year and $58.5 million with a term of three years. The Company also has available $15.1 million of uncommitted short-term bank lines at April 30, 1997.

         Amounts outstanding at April 30, 1997 were $31.5 million from the private debt facility and $50.0 million from the revolving credit facility. Borrowings under the revolving credit facility had an average interest rate of 6.4% at April 30, 1997 and mature at various dates through October 31, 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

                                   Overview
                                   --------

        National Auto Credit, Inc., (the "Company") had net income from continuing operations of $4.8 million or $.17 per share for the quarter ended April 30, 1997, as compared to $6.3 million or $.22 per share for the quarter ended April 30, 1996.

        Revenue for the quarter ended April 30, 1997 was $18.8 million as compared to $14.9 million for the same quarter of the prior year. Revenue and earnings benefited in the first quarter of fiscal 1998 from an increase of $7.0 million in gross installment notes receivable to $503.9 million at April 30, 1997 from $496.9 million at January 31, 1997.

     The Company anticipates further increases in revenue and earnings consistent with the planned growth in the receivables portfolio to around $600 million by the end of this fiscal year.

                              Continuing Operations
                              ---------------------

Revenue
-------

        Interest and fee income generated by the Company increased 26.0% from $14.9 million for the quarter ended April 30, 1996 to $18.8 million for the quarter ended April 30, 1997. This revenue growth is primarily attributable to the growth in the gross installment notes receivable portfolio and in NAC's enrolled dealer base as follows:

                        GROSS INSTALLMENT                          NUMBER OF
                        NOTES RECEIVABLE          NUMBER            ENROLLED
                         (IN MILLIONS)        OF CONTRACTS          DEALERS
                         -------------        ------------         --------

  January 31, 1994         $ 93.2                 12,900               900
  April 30, 1994            129.5                 17,800             1,100
  January 31, 1995          193.5                 28,400             1,400
  April 30, 1995            220.1                 33,100             1,700
  January 31, 1996          351.3                 53,000             2,300
  April 30, 1996            389.5                 58,200             2,400
  January 31, 1997          496.9                 70,000             3,100
  April 30, 1997            503.9                 73,400             3,400

     The average annualized yield on the portfolio was 15.6% for the quarter ended April 30, 1997 versus 16.9% for the same period in the prior year. This change in the average yield is primarily attributable to the increase in installment notes receivables greater than 120 days contractually past due. The increase in the level of installment notes receivables greater than 120 days contractually past due while significant, is mitigated by the Company's policy to provide for an allowance for credit losses equal to the earned but unpaid revenue previously recognized.

     Fee income includes principally warranty commissions and late fees. Revenue from these sources increased 38.2% for the three month comparative periods primarily as the collection of late fees has increased proportionally with the growth in the loan portfolio.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision of Credit Losses
--------------------------

     The provision for credit losses was $7.3 million for the three months ended April 30, 1997 as compared to $2.0 million for the same three month period in the prior year. The increase in the provision for credit losses is attributable to both the increase in non-performing installment notes receivable and to the decline in estimated collectibility on certain dealer advances.

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

     Non-performing loans as a percent of the gross installment notes receivable portfolio are expected to increase as the portfolio matures and the average age of contracts in the portfolio increases. Because the Company provides advances to dealers who finance sub- prime rated customers, many of whom have limited access to financing through traditional sources of consumer credit, the non-performing percentages are considered by the Company to be reasonable and also lower than those of its competitors. The risk of loss to the Company is mitigated by a security interest in the vehicle sold, dealer holdbacks and loan loss reserves.

Operating Expenses
------------------

     Operating expenses were $1.7 million for the first quarter of fiscal 1998 as compared to $1.5 million for the same period in fiscal 1997. Operating expenses as a percent of revenue for the three months ended April 30, 1997 and 1996 decreased to 8.9% from 10.0%, respectively. This is a result of the Company continuing to benefit from increased efficiencies which have allowed it to increase revenues with a less than proportional increase in operating expenses.

General and Administrative
--------------------------

     General and administrative expenses for the three months ended April 30, 1997 and 1996 as a percent of total revenue decreased to 6.7% in the current fiscal year from 7.4% in the prior year. The decrease as a percent of revenue is primarily due to the fixed nature of these expenses and the benefit derived from the increased revenue.

Interest
--------

     Interest expense of $.3 million for the three months ended April 30, 1996 increased to $1.3 million for the three months ended April 30, 1997, as average operating debt increased. There was also an increase in the effective borrowing rate from 5.7% for the three months ended April 30, 1996 to 6.2% for the same period in fiscal 1998.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes
------------

     The provision for income taxes decreased to $2.5 million in the first quarter of fiscal 1998 from $3.7 million for the same period in fiscal 1997. This change is attributable to the decrease in pre-tax income from continuing operations and to the decrease in the effective tax rate. The effective tax rate decreased from 37% in the first quarter of fiscal 1997 to 34.5% for the same period in fiscal 1998, as a result of the changing composition of business throughout the various state tax jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company's primary sources of funds include net cash provided by operating activities, collections on installment notes receivable, and bank financing. In fiscal 1997, sources of funds also included proceeds from the sale of rental automobiles.

  Outstanding borrowings at April 30, 1997 totalled $81.5 million and consisted of $50.0 million from the Company's revolving credit facility and $31.5 million from its private debt facility. Amounts available under both the revolving credit and private debt facilities totalled $61.0 million at April 30, 1997. The Company also had available $15.1 million of uncommitted short-term bank lines at April 30, 1997.

    The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund current operating and capital requirements as necessary, and to finance the planned growth of the receivables portfolio through fiscal 1998.

     The ratio of operating debt to total capital was 21.9% at April 30, 1997 and 22.0% at January 31, 1997. It is anticipated that debt levels will increase through the end of this fiscal year primarily to fund dealer advances associated with the increased growth in new installment contracts.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)  Exhibits
              --------

          Exhibit Number                  Description
          --------------                  -----------

              4(d) Short and Long-term Credit Agreements dated April 21, 1997 between various financial institutions, and the First National Bank of Chicago as Agent and the Company, as filed herewith.

              4(e)        7.66% Senior Notes Agreement due April 21,
                          2004 between various insurance companies and the Company dated April 21, 1997, as filed herewith.

              27 Financial Data Schedule Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K.

          b)  Reports on Form 8-K
              -------------------

                          On March 11, 1997, a Form 8-K was filed regarding the restatement of the Company's results of operations relating to overstated gains recognized in fiscal 1994 through fiscal 1996 on the disposal of retired rental vehicles.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL AUTO CREDIT, INC.

Date:     June 12,  1997         By: /s/ Robert J. Bronchetti
     -----------------------         ------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Executive Officer
                                     and Director

                                 By: /s/ Davida S. Howard
                                     --------------------
                                     Davida S. Howard
                                     Vice President-Finance
                                     and Controller (Principal
                                     Financial and Accounting
                                     Officer)

                              INDEX OF EXHIBITS


        Exhibit Number                     Description
        --------------                     -----------

             4(d)                  Short and Long-term Credit
                                   Agreements dated April 21, 1997 between
                                   various financial institutions, and the
                                   First National Bank of Chicago as Agent
                                   and the Company, as filed herewith.


             4(e) 7.66% Senior Notes Agreement due April 21, 2004 between various insurance companies and the Company dated April 21, 1997, as filed herewith.

             27                    Financial Data Schedule
                                   Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K.