Form 10-Q
period 1997-07-31
NATIONAL AUTO CREDIT INC /DE
filed 1997-09-12
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q
(MARK ONE)

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended    July 31, 1997
                                                         -------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from  _________ to ________
                              Commission file number     1-11601

                           NATIONAL AUTO CREDIT, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         ------------------------------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   34-1816760
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                      30000 Aurora Road, Solon, Ohio 44139
                      ------------------------------------
              (Address of principal executive offices and zip code)

                                 (440) 349-1000
                                 --------------
              (Registrant's telephone number, including area code)

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
 Yes  X   No
     ---     ---

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,547,944 shares as of August 29, 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                PAGE NUMBER
                                                                -----------

  PART I.    FINANCIAL INFORMATION:


  Item 1.    Financial Statements

             Consolidated Balance Sheets -
             July 31, 1997 and January 31, 1997                        1

             Consolidated Statements of Income -
             Three and Six Months Ended July 31, 1997
             and 1996                                                  2

             Consolidated Statement of Shareholders'
             Equity - Six Months Ended July 31, 1997                   3

             Consolidated Statements of Cash Flows -
             Six Months Ended July 31, 1997 and 1996                   4

             Notes to Consolidated Financial Statements              5 - 8


  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations           9 -12


 PART II.    OTHER INFORMATION:

  Item 4.    Submission of Matters to a Vote of
             Security Holders                                          13

  Item 6.    Exhibits and Reports on Form 8-K                          13

                   National Auto Credit, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Thousands of Dollars, Except Per Share Amounts)


                                                    July 31,         January 31,
                                                      1997              1997
                                                    ---------         ---------
                                                   (Unaudited)
ASSETS
Cash and cash equivalents                           $   1,784         $   1,756
Installment notes receivable, net                     432,412           417,419
Property and equipment, net of
  accumulated depreciation of
  $6,924 and $6,264, respectively                       9,037             9,224
Other assets                                           12,438            11,741
Deferred income taxes                                  12,214            11,641
                                                    ---------         ---------

                                                    $ 467,885         $ 451,781
                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Dealer holdbacks, net                             $ 111,397         $ 101,371
  Self-insurance claims                                 8,199            13,787
  Notes payable                                        13,835            13,354
  Operating debt                                       74,065            66,846
  Income taxes payable                                  6,235             6,777
  Other liabilities                                    16,361            20,098
                                                    ---------         ---------
                                                      230,092           222,233
                                                    ---------         ---------

Commitments and Contingencies                            --                --

Stockholders' Equity
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                          --                --
  Common stock - $.05 par value,
    authorized 40,000,000 shares, issued
    29,893,912 and 29,845,673 shares,
    respectively                                        1,495             1,492
  Additional paid-in capital                          166,011           165,605
  Retained earnings, including cumulative
    foreign currency translation loss
    of $1,241 and $1,070, respectively                 82,390            74,073
  Treasury stock, at cost, 1,345,968 and
    1,298,568 shares, respectively                    (12,103)          (11,622)
                                                    ---------         ---------
                                                      237,793           229,548
                                                    ---------         ---------

                                                    $ 467,885         $ 451,781
                                                    =========         =========




See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                        Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)


                                            Three Months Ended              Six Months Ended
                                                 July 31,                        July 31,
                                           ------------------                ---------------
                                             1997          1996            1997            1996
                                           -------       -------          -------        --------

REVENUE
  Interest income                         $17,142        $ 13,851         $33,787        $ 27,217
  Fee and other income                      1,661           1,521           3,826           3,088
                                          -------        --------         -------        --------
    Total                                  18,803          15,372          37,613          30,305

COSTS AND EXPENSES
  Provision for credit losses               8,503           2,373          15,814           4,389
  Operating                                 1,607           1,165           3,278           2,662
  General and administrative                1,364           1,276           2,624           2,376
  Interest                                  1,656             496           2,938             828
                                          -------        --------         -------        --------
    Total                                  13,130           5,310          24,654          10,255
                                          -------        --------         -------        --------


INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                       5,673          10,062          12,959          20,050

  Provision for income taxes                1,957           3,522           4,471           7,218
                                          -------        --------         -------        --------

INCOME FROM CONTINUING OPERATIONS           3,716           6,540           8,488          12,832

LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                 --            (1,538)           --            (1,819)
                                          -------        --------         -------        --------


NET INCOME                                $ 3,716        $  5,002         $ 8,488        $ 11,013
                                          =======        ========         =======        ========

EARNINGS (LOSS) PER SHARE
  Continuing operations                   $   .13        $    .23         $   .30        $    .45
  Discontinued operations                    --              (.05)           --              (.06)
                                          -------        --------         -------        --------
    Total                                 $   .13        $    .18         $   .30        $    .39
                                          =======        ========         =======        ========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)               28,533          28,487          28,532          28,483
                                          =======        ========         =======        ========











See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended July 31, 1997
                                 (In Thousands)
                                   (Unaudited)




                             Common Stock                                            Foreign
                        ----------------------      Additional                       Currency
                                        Par           Paid-In        Retained       Translation        Treasury
                         Shares        Value          Capital        Earnings       Adjustment           Stock             Total
                        -------       --------       --------        --------       -----------        ---------         --------

BALANCE,
  JANUARY 31, 1997        29,846      $  1,492       $165,605        $ 75,143        $ (1,070)          $(11,622)        $229,548

  Net income                                                            8,488                                               8,488
  Stock issued under
    benefit plans             48             3            406                                                                 409
  Treasury stock
    purchases                                                                                               (481)            (481)
  Foreign currency
    translation                                                                          (171)                               (171)
                        -------       --------       --------        --------        --------           --------         --------

BALANCE,
  JULY 31, 1997           29,894      $  1,495       $166,011        $ 83,631        $ (1,241)          $(12,103)        $237,793
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

                   National Auto Credit, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)


                                                              Six Months Ended
                                                                 July 31,
                                                          -----------------------
                                                             1997          1996
                                                          ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $   8,488      $ 11,013
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             688         1,675
      Interest income on dealer advances                    (10,019)       (6,420)
      Provision for credit losses                            15,814         4,389
      Deferred income taxes                                    (601)         (554)
      Changes in operating assets and liabilities:
         Income taxes payable                                  (514)       (5,634)
         Other liabilities                                   (4,872)         (996)
         Self-insurance claims                               (5,588)       (5,121)
         Other operating assets and liabilities, net           (946)        2,128
                                                          ---------      --------

      Net cash provided by operating activities               2,450           480
                                                          ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal collected on installment notes receivable        77,274        57,448
  Proceeds from sale of rental automobiles                     --           9,270
  Advances to dealers and payment of dealer holdbacks       (86,607)      (90,502)
  Purchase of property and equipment                           (571)         (628)
  Other investing activities, net                                25          (586)
                                                          ---------      --------

      Net cash used in investing activities                  (9,879)      (24,998)
                                                          ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on lines of credit              (79,800)       24,100
  Proceeds from revolving credit facility and
   issuance of senior notes                                 119,000          --
  Payments on revolving credit facility and
   senior notes                                             (31,500)         --
  Payments to acquire treasury stock                           (481)         --
  Stock issued under benefit plans                              409           303
  Other financing activities, net                              (171)          126
                                                          ---------      --------

      Net cash provided by financing activities               7,457        24,529
                                                          ---------      --------

Increase in cash and cash equivalents                            28            11
Cash and cash equivalents at beginning of period              1,756         1,665
                                                          ---------      --------
Cash and cash equivalents at end of period                $   1,784      $  1,676
                                                          =========      ========




Supplemental Disclosures of Cash Flow Information:

  Interest paid                                           $   2,027      $    683
                                                          =========      ========

  Income taxes paid                                       $   5,550      $ 11,860
                                                          =========      ========




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

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's January 31, 1997 Annual Report on Form 10-K.

         EARNING PER SHARE:
         Earnings per share is computed on the basis of the weighted average common shares outstanding during the period. Common share equivalents have been excluded from this computation since they have less than a 3% dilutive effect. These calculations are made in accordance with Accounting Principles Board Opinion (APB) No. 15 "Earnings Per Share". The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard (SFAS) 128, "Earnings Per Share" which supersedes APB No. 15 and is effective for all periods ending after December 15, 1997, earlier application not being permitted. Earnings per share determined in accordance with SFAS 128 will not be materially different than earnings per share determined in accordance with APB No. 15.


         RECLASSIFICATIONS:
         Certain prior period amounts have been reclassified to conform with the current period presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE B - Installment Notes Receivable, Net
         ---------------------------------

         The components of installment notes receivable, net, are as follows:

                                                 July 31,        January 31,
                                                   1997             1997
                                                ---------         ---------
                                                       (in thousands)
         Gross installment notes receivable     $ 514,217         $ 496,947
         Unearned income                          (72,315)          (72,475)
         Allowance for loan losses                 (9,490)           (7,053)
                                                ---------         ---------
         Installment notes receivable, net      $ 432,412         $ 417,419
                                                =========         =========

         A summary of changes in gross installment notes receivable is as follows:

                                             Three Months Ended              Six Months Ended
                                                  July 31,                      July 31,
                                          ------------------------      ------------------------
                                             1997           1996           1997          1996
                                          ---------      ---------      ---------      ---------
                                                               (in thousands)
         Balance, beginning of period     $ 503,923      $ 392,197      $ 496,947      $ 354,012
         Contracts accepted                  84,835         86,764        167,348        176,234
         Cash collected                     (47,879)       (40,182)      (101,140)       (80,190)
         Charge-offs against:
           Dealer holdbacks                 (20,671)        (9,492)       (37,819)       (17,832)
           Unearned income/allowance         (5,991)        (3,257)       (11,119)        (6,194)
                                          ---------      ---------      ---------      ---------
         Balance, end of period           $ 514,217      $ 426,030      $ 514,217      $ 426,030
                                          =========      =========      =========      =========

         Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 48 months with an average initial term of 37 months and an initial gross amount of $9,500. At July 31, 1997 and January 31, 1997, the average remaining note term was 24 months. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% of total installment notes receivable, except for Texas with 12.8% and North Carolina with 12.1%.

         The accrual of interest income is suspended once a note becomes 120 days contractually past due. These non-performing notes are charged-off against the related dealer's holdback, unearned income and then loan loss reserves, if necessary. At July 31, 1997 and January 31, 1997, the percent of installment notes receivable which were greater than 120 days contractually past due was 29.7% and 24.9%, respectively.

         Changes in the allowance for loan losses, which is provided primarily for earned but unpaid finance charges are as follows:


                                            Three Months Ended        Six Months Ended
                                                  July 31,                 July 31,
                                           --------------------      --------------------
                                             1997         1996         1997        1996
                                           -------      -------      -------      -------
                                                           (in thousands)
          Balance, beginning of period     $ 8,318      $ 3,036      $ 7,053      $ 2,578
          Provision for loan losses          2,607        1,139        5,022        2,144
          Net charge-offs                   (1,435)        (605)      (2,585)      (1,152)
                                           -------      -------      -------      -------
          Balance, end of period           $ 9,490      $ 3,570      $ 9,490      $ 3,570
                                           =======      =======      =======      =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - Dealer Holdbacks, Net
         ---------------------

         Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid unless substantially all advances, including those on non-performing loans related to a particular dealer, have been recovered. The components of dealer holdbacks, net, are as follows:


                                          July 31,          January 31,
                                            1997                1997
                                         ---------           ---------
                                                (in thousands)
         Dealer holdbacks                $ 409,026           $ 392,733
         Advances                         (332,466)           (317,766)
                                         ---------           ---------
                                            76,560              74,967
         Dealer advance reserve             34,837              26,404
                                         ---------           ---------
         Dealer holdbacks, net           $ 111,397           $ 101,371
                                         =========           =========

         A summary of changes in dealer holdbacks, net, is as follows:


                                                           Three Months Ended                        Six Months Ended
                                                                July 31,                                July 31,
                                                      ----------------------------           -----------------------------
                                                         1997               1996               1997                 1996
                                                      ---------           --------           ---------           ---------
                                                                                 (in thousands)

         Balance, beginning of period                 $ 106,976           $ 80,425           $ 101,371           $  72,803
         Additions to holdbacks                          64,110             67,074             126,249             137,672
         Advances disbursed                             (47,810)           (51,259)            (94,013)           (107,489)
         Charge-offs of non-performing notes            (20,671)            (9,492)            (37,819)            (17,832)
         Increase in dealer advance reserve
           and other                                      8,792                928              15,609               2,522
                                                      ---------           --------           ---------           ---------
         Balance, end of period                       $ 111,397           $ 87,676           $ 111,397           $  87,676
                                                      =========           ========           =========           =========

         The dealer advance reserve is maintained in the event the holdback of a particular dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of supplementing this reserve. A summary of changes in the dealer advance reserve is as follows:


                                                    Three Months Ended                    Six Months Ended
                                                          July 31,                            July 31,
                                               ---------------------------           ---------------------------
                                                 1997                1996              1997              1996
                                               --------           --------           --------           --------
                                                                      (in thousands)
         Balance, beginning of period          $ 31,619           $ 22,895           $ 26,404           $ 20,706
         Advance reserve fees                     4,419                383              6,654              1,335
         Provision for advance losses             5,896              1,234             10,792              2,245
         Net charge-offs                         (7,097)              (213)            (9,013)              (420)
         Other                                     --                  209               --                  642
                                               --------           --------           --------           --------
         Balance, end of period                $ 34,837           $ 24,508           $ 34,837           $ 24,508
                                               ========           ========           ========           ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - Dealer Holdbacks, Net  (Cont.)
         ------------------------------

         A summary of the changes in the allowance for credit losses, which includes the allowance for loan losses and dealer advance reserve, is as follows:


                                                    Three Months Ended                     Six Months Ended
                                                        July 31,                               July 31,
                                               ---------------------------           ---------------------------
                                                 1997               1996               1997               1996
                                               --------           --------           --------           --------
                                                                         (in thousands)
         Balance, beginning of period          $ 39,937           $ 25,931           $ 33,457           $ 23,284
         Advance reserve fees                     4,419                383              6,654              1,335
         Provision for credit losses              8,503              2,373             15,814              4,389
         Net charge-offs                         (8,532)              (818)           (11,598)            (1,572)
         Other                                     --                  209               --                  642
                                               --------           --------           --------           --------
         Balance, end of period                $ 44,327           $ 28,078           $ 44,327           $ 28,078
                                               ========           ========           ========           ========

         These amounts are included in the financial statements as follows:


                                            July 31,       January 31,
                                              1997            1997
                                            -------          -------
                                                 (in thousands)
         Allowance for loan losses          $ 9,490          $ 7,053
         Dealer advance reserve              34,837           26,404
                                            -------          -------
                                            $44,327          $33,457
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

NOTE E - Notes Payable and Operating Debt
         --------------------------------

         The Company completed its private debt offering during the first quarter of fiscal 1998. The related $45.0 million of 7.66% unsecured Senior Notes have an average term of five years. During the first quarter of fiscal 1998, the Company also entered into an unsecured revolving credit agreement for $97.5 million with a group of financial institutions. This facility, which replaced the Company's previous committed facility of $50.0 million, consists of $39.0 million with a term of one year and $58.5 million with a term of three years. The Company also has available $15.1 million of uncommitted short-term bank lines at July 31, 1997.

         Amounts outstanding at July 31, 1997 were $45.0 million from the private debt facility and $42.9 million from the revolving and uncommitted credit facilities. Borrowings under the revolving credit facility had an average interest rate of 6.5% at July 31, 1997 and mature at various dates through January 31, 1998. Outstanding borrowings at January 31, 1997 were $80.2 million and had an average interest rate of 6.1%.

                   NATIONAL AUTO CREDIT,INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    Overview
                                    --------

     National Auto Credit, Inc., (the "Company") had net income from continuing operations of $3.7 million or $.13 per share for the quarter ended July 31, 1997, as compared to $6.5 million or $.23 per share for the quarter ended July 31, 1996.

     Revenue for the quarter ended July 31, 1997 was $18.8 million as compared to $15.4 million for the same quarter of the prior year. For the six months ended July 31, 1997, revenue was $37.6 million as compared to $30.3 million in the prior year.

     Revenue and earnings benefited in the first six months of fiscal 1998 from gross installment contracts accepted of $167.3 million bringing gross receivables to $514.2 million at July 31, 1997 compared to $496.9 million at January 31, 1997 and $426.0 million at July 31, 1996.

     The Company anticipates further planned growth in the receivables portfolio to approximately $550 million by the end of this fiscal year. In addition, in an effort to maximize shareholder value, the Company's Board of Directors announced its intentions to retain an investment banking firm to assist management in examining strategic alternatives.

                              Results of Operations
                              ---------------------

Revenue
-------

     Interest, fee and other income generated by the Company increased 22.3% from $15.4 million for the quarter ended July 31, 1996 to $18.8 million for the quarter ended July 31, 1997, and increased 24.1% or $7.3 million for the comparable six months. This revenue growth is primarily attributable to the growth in the Company's gross installment notes receivable portfolio and in its enrolled dealer base as follows:

                     GROSS INSTALLMENT                               NUMBER OF
                     NOTES RECEIVABLE            NUMBER              ENROLLED
                      (IN MILLIONS)           OF CONTRACTS           DEALERS
                     ----------------         ------------           ---------
  January 31, 1994        $ 95.7                 12,900                  900
  July 31, 1994            154.9                 21,500                1,200
  January 31, 1995         196.2                 28,400                1,400
  July 31, 1995            269.7                 40,700                1,900
  January 31, 1996         354.0                 53,000                2,300
  July 31, 1996            426.0                 61,700                2,600
  January 31, 1997         496.9                 70,000                3,100
  July 31, 1997            514.2                 75,600                3,300

     During the second quarter of fiscal 1998, the Company reevaluated its relationship with certain dealers, deleting them from the dealer network and added 160 new dealers, bringing the total number of dealers enrolled to 3,300 at July 31, 1997.

     The average annualized yield on the portfolio decreased from 15.9% for the quarter ended July 31, 1996 to 15.6% for the quarter ended July 31, 1997 and from 16.4% to 15.6% for the comparable six month periods, respectively. This decrease is primarily attributable to the increase in non-performing contracts and to the increase in the average initial term of contracts from 36 months at July 31, 1996 to 37 months at July 31, 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue (cont.)
-------

     Fee and other income includes principally late fees, other miscellaneous fees and warranty commissions. Revenue from these sources increased 9.2% for the three month period and 23.9% for the six month period ended July 31, 1997 and 1996, primarily as the collection of late fees has increased proportionally with the growth in the loan portfolio slightly offset by the reduction in warranty commissions.

Provision for Credit Losses
---------------------------

     The provision for credit losses was $8.5 million for the three months ended July 31, 1997 as compared to $2.4 million for the same three month period in the prior year. For the six months ended July 31, 1997, this expense was $15.8 million as compared to $4.4 million for the same period a year ago. The increase in the provision for credit losses is attributable to both the increase in non-performing installment notes receivable and to the decline in estimated collectibility on certain dealer advances. Non-performing installment notes receivable are expected to continue to increase throughout the remainder of fiscal 1998.

     The provision for credit losses together with fees contractually charged to member dealers is added to either the allowance for loan losses or the dealer advance reserve. The Company believes its loan loss reserves are adequate to absorb anticipated credit losses, however, since there is no precise method for accurately determining losses, actual losses could vary from current estimates.

     Non-performing loans as a percent of the gross installment notes receivable portfolio are expected to increase as the portfolio matures. The non-performing percentages are considered by the Company to be reasonable for the sub-prime finance industry and also lower than those of its competitors. The risk of loss to the Company is mitigated by a security interest in the vehicle sold and dealer holdbacks.

Operating Expenses
------------------

     Operating expenses were $1.6 million for the second quarter of fiscal 1998 as compared to $1.2 million for the same period in fiscal 1997. Operating expenses as a percent of revenue for the three months ended July 31, 1997 and 1996 increased to 8.5% from 7.6%, respectively, and remained relatively consistent for the six month periods then ended. This is primarily due to the increase in the collection staff and to a lesser extent, a build up in the field sales and service organization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Administrative
--------------------------

     General and administrative expenses for the three and six month periods ended July 31, 1997 as a percent of total revenue decreased to 7.3% and 7.0%, respectively, from the prior year three and six month comparable periods of 8.3% and 7.8%, respectively. The decrease as a percent of revenue is primarily due to the fixed nature of these expenses and increased revenue.

Interest
--------

     Interest expense of $.5 million for the three months ended July 31, 1996 increased to $1.7 million for the three months ended July 31, 1997, primarily as a result of an increase in average operating debt. There was also an increase in the effective borrowing rate from 6.0% for the three months ended July 31, 1996 to 6.9% for the same period in fiscal 1998.
     For the six months ended July 31, 1997, interest expense increased to $2.9 million from $.8 million for the same period in the prior year as a result of an increase in average operating debt levels and an increase in the effective borrowing rate to 6.6% for the six months ended July 31, 1997 from 5.9% for the same period in the prior year.

Income Taxes
------------

     The provision for income taxes decreased to $2.0 million from $3.5 million for the quarters ending July 31, 1997 and 1996, respectively, and decreased to $4.5 million from $7.2 million for the six months then ended. This change is attributable to the decrease in pre-tax income from continuing operations and a decrease in the effective tax rate from 35% and 36% for the three and six month periods ending July 31, 1996, respectively, to 34.5% for both periods in fiscal year 1998. This decrease in tax rate is a result of the changing composition of business throughout the various state tax jurisdictions.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

    The Company's primary sources of funds include net cash provided by operating activities, collections on installment notes receivable, financing from financial institutions and a private debt facility. In fiscal 1997, sources of funds also included proceeds from the sale of rental automobiles.

   Outstanding borrowings at July 31, 1997 totalled $87.9 million and consisted of $42.9 million from financial institutions and $45.0 million from its private debt facility. Amounts available to the Company from committed facilities totalled $56.5 million and uncommitted facilities totalled $11.8 million at July 31, 1997.

    The Company believes it has sufficient internal and external sources of funds available to meet its current obligations, to fund

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (cont.)
---------------------------------------

current operating and capital requirements as necessary, and to finance the planned growth of the receivables portfolio into the next fiscal year.

     The ratio of operating debt to total capital was 23.3% at July 31, 1997 and 22.0% at January 31, 1997. It is anticipated that debt levels will increase through the end of this fiscal year primarily to fund dealer advances associated with the increased growth in new installment contracts.

PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Annual Meeting of Stockholders was held on June 12, 1997.

          The election of one director was voted upon. Below are the results of the election:


                                      Votes
                         Votes       Against                      Broker
                       in Favor    or Withheld    Abstentions   Non-Votes
                       --------    -----------    -----------   ---------


Election of Director
  Per E. Hoel         26,870,374      561,374        ---           ---


  Each other director whose term of office as a director continued after the meeting is as follows: Sam J.
  Frankino, Robert J. Bronchetti, Noah T. Herndon, J. Hunter
  Brown, and James E. Smith, Jr. Subsequent to the date of the Annual Meeting of Stockholders, James E. Smith, Jr. resigned as a director.


ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------


          a)  Exhibits
              --------

          Exhibit Number                  Description
          --------------                  -----------

              27               Financial Data Schedule
                               Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulation S-K.

          b)  Reports on Form 8-K
              -------------------


                               No reports were filed on Form 8-K
                               during the quarter ended July 31,
                               1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL AUTO CREDIT, INC.


Date:  September 12, 1997         By: /s/ Robert J. Bronchetti
      -----------------------        -----------------------------------
                                     Robert J. Bronchetti
                                     President and
                                     Chief Executive Officer
                                     and Director


                                 By: /s/ Davida S. Howard
                                     -----------------------------------
                                     Davida S. Howard
                                     Vice President-Finance
                                     and Controller (Principal
                                     Financial and Accounting
                                     Officer)