Form 10-Q
period 1997-10-31
NATIONAL AUTO CREDIT INC /DE
filed 1997-12-15
CIK 1004981

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-Q
(MARK ONE)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997
                                                ----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                        For the transition period from _________ to _________
                            Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

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
   Yes         No
       ---        ----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,547,944 shares as of November 28, 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------

 PART I.      FINANCIAL  INFORMATION:


 Item 1.      Financial Statements

              Consolidated Balance Sheets -
              October 31, 1997 and January 31, 1997                         1

              Consolidated Statements of Income -
              Three and Nine Months Ended October 31, 1997 and 1996         2

              Consolidated Statement of Stockholders'
              Equity - Nine Months Ended October 31, 1997                   3

              Consolidated Statements of Cash Flows -
              Nine Months Ended October 31, 1997 and 1996                   4

              Notes to Consolidated Financial Statements                  5 - 8

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9 - 11

 PART II.     OTHER INFORMATION:

 Item 6.      Exhibits and Reports on Form 8-K                             12

                   National Auto Credit, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                (Thousands of Dollars, Except Per Share Amounts)


                                                    October 31,      January 31,
                                                       1997              1997
                                                    ---------         ---------
ASSETS                                              (Unaudited)
Cash and cash equivalents                           $   1,791         $   1,756
Installment notes receivable, net                     292,145           316,048
Property and equipment, net of
  accumulated depreciation of
  $7,029 and  $ 6,264, respectively                     8,757             9,224
Other assets                                           12,209            11,741
Deferred income taxes                                  21,553            11,641
                                                    ---------         ---------

                                                    $ 336,455         $ 350,410
                                                    =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Self-insurance claims                             $   5,305         $  13,787
  Notes payable                                        13,835            13,354
  Operating debt                                       78,365            66,846
  Income taxes payable                                  4,406             6,777
  Other liabilities                                    15,325            20,098
                                                    ---------         ---------
                                                      117,236           120,862
                                                    ---------         ---------

Commitments and Contingencies                            --                --

Stockholders' Equity
  Preferred stock  - $.05 par value,
     authorized 2,000,000 shares,
     none issued                                         --                --
  Common stock - $.05 par value,
     authorized 40,000,000 shares, issued
     29,893,912 and 29,845,673 shares,
     respectively                                       1,495             1,492
  Additional paid-in capital                          166,011           165,605
  Retained earnings, including cumulative
     foreign currency translation loss
     of $1,398 and $1,070, respectively                63,816            74,073
  Treasury stock, at cost, 1,345,968 and
     1,298,568 shares, respectively                   (12,103)          (11,622)
                                                    ---------         ---------
                                                      219,219           229,548
                                                    ---------         ---------


                                                    $ 336,455         $ 350,410
                                                    =========         =========






              See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                        Consolidated Statements of Income
                (Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)



                                                  Three Months Ended                Nine Months Ended
                                                      October 31,                       October 31,
                                              -------------------------         -------------------------
                                                 1997             1996             1997             1996
                                              --------         --------         --------         --------


REVENUE
   Interest income                            $ 16,201         $ 14,156         $ 49,988         $ 41,373
   Fee and other income                          1,389            2,007            5,215            5,095
                                              --------         --------         --------         --------
      Total                                     17,590           16,163           55,203           46,468


COSTS AND EXPENSES
  Provision for credit losses                   41,741            2,642           57,555            7,031
  Operating                                      1,482            1,489            4,760            4,151
  General and administrative                     1,448            1,161            4,072            3,537
  Interest                                       1,672              788            4,610            1,616
                                              --------         --------         --------         --------
    Total                                       46,343            6,080           70,997           16,335
                                              --------         --------         --------         --------


INCOME (LOSS)  FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES               (28,753)          10,083          (15,794)          30,133

  Provision (benefit) for income taxes         (10,336)           3,419           (5,865)          10,637
                                              --------         --------         --------         --------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                     (18,417)           6,664           (9,929)          19,496

LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                      --             (5,098)            --             (6,917)
                                              --------         --------         --------         --------

NET INCOME (LOSS)                             $(18,417)        $  1,566         $ (9,929)        $ 12,579
                                              ========         ========         ========         ========



EARNINGS (LOSS) PER SHARE
  Continuing operations                       $  (0.65)        $    .23         $  (0.35)        $   0.68
  Discontinued operations                         --               (.18)            --               (.24)
                                              --------         --------         --------         --------
  Total                                       $  (0.65)        $    .05         $  (0.35)        $   . 44
                                              --------         --------         --------         --------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING (000's)                    28,548           28,504           28,537           28,490
                                              --------         --------         --------         --------






                 See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                       Nine Months Ended October 31, 1997
                                 (In Thousands)
                                   (Unaudited)




                           Common Stock                              Foreign
                        -------------------   Additional             Currency
                                    Par        Paid-In    Retained  Translation   Treasury
                        Shares      Value      Capital    Earnings  Adjustment      Stock         Total
                        ------      -----      -------    --------  ----------      -----         -----

BALANCE
   JANUARY 31, 1997     29,846     $ 1,492     $165,605    $75,143    $(1,070)    $(11,622)    $ 229,548

Net  loss                                                   (9,929)                               (9,929)
Stock issued under
   benefit plans            48           3          406                                              409
Treasury stock
   purchases                                                                          (481)         (481)
Foreign currency
   translation                                                           (328)                      (328)
                        ------     -------     --------    -------    -------     --------     ---------

BALANCE
   OCTOBER 31, 1997     29,894     $ 1,495     $166,011    $65,214    $(1,398)    $(12,103)    $ 219,219
                        ======     =======     ========    =======    =======     ========     =========







See notes to consolidated financial statements.

                   National Auto Credit, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                              October 31,
                                                                     ---------------------------
                                                                        1997              1996
                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $  (9,929)        $  12,579
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                   1,034             2,613
         Interest income on dealer advances                            (15,196)           (9,638)
         Provision for credit losses                                    57,555             7,031
         Deferred income taxes                                         (10,062)           (1,889)
         Changes in operating assets and liabilities:
           Income taxes payable                                         (2,221)           (4,396)
           Other liabilities                                            (4,413)            8,525
           Self-insurance claims                                        (8,482)           (6,394)
           Other operating assets and liabilities, net                  (2,182)             (998)
                                                                     ---------         ---------

         Net cash provided by operating activities                       6,104             7,433
                                                                     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on installment notes receivable               110,421            89,798
     Proceeds from sale of rental automobiles                             --              11,125
     Advances to dealers and payments of dealer holdbacks             (127,450)         (145,564)
     Purchase of property and equipment                                   (722)             (471)
     Other investing activities, net                                        82            (1,088)
                                                                     ---------         ---------

         Net cash used in investing activities                         (17,669)          (46,200)
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) on lines of credit                      (76,500)           38,100
     Proceeds from revolving credit facility and
         issuance of senior notes                                      121,500              --
     Payments on revolving credit facility and senior notes            (33,000)             --
     Payments to acquire treasury stock                                   (481)             --
     Stock issued under benefit plans                                      409               383
     Other financing activities, net                                      (328)              319
                                                                     ---------         ---------

         Net cash provided by financing activities                      11,600            38,802
                                                                     ---------         ---------

Increase in cash and cash equivalents                                       35                35
Cash and cash equivalents at beginning of period                         1,756             1,665
                                                                     ---------         ---------
Cash and cash equivalents at end of period                           $   1,791         $   1,700
                                                                     =========         =========

Supplemental Disclosures of Cash Flow Information:

   Interest paid                                                     $   4,580         $   1,326
                                                                     =========         =========

   Income taxes paid                                                 $   6,381         $  12,803
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

           The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
           Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended January 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's January 31, 1997 Annual Report on Form 10-K.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE B  -  Installment Notes Receivable, Net
           ---------------------------------

           The components of installment notes receivable, net, are as follows:


                                                   October 31,         January 31,
                                                       1997               1997
                                                    ---------         ---------
                                                            (in thousands)

           Gross installment notes receivable        $ 511,224        $ 496,947
           Unearned income                            (70,552)          (72,475)
           Dealer holdbacks, net of advances          (73,674)          (74,967)
           Allowance for credit losses                (74,853)          (33,457)
                                                    ---------         ---------
           Installment notes receivable, net        $ 292,145         $ 316,048
                                                    =========         =========

           A summary of changes in gross installment notes receivable is as follows:


                                              Three Months Ended          Nine Months Ended
                                                 October 31,                 October 31,
                                           -----------------------     -----------------------
                                              1997          1996          1997          1996
                                           ---------     ---------     ---------     ---------
                                                               (in thousands)

           Balance, beginning of period    $ 514,217     $ 426,030     $ 496,947     $ 354,012
           Contracts accepted                 74,983        97,779       242,331       274,013
           Cash collected                    (44,302)      (44,002)     (145,442)     (124,192)
           Charge-offs against:
              Dealer holdbacks               (26,558)      (15,895)      (64,377)      (33,727)
              Unearned income/allowance       (7,116)       (4,683)      (18,235)      (10,877)
                                           ---------     ---------     ---------     ---------
           Balance, end of period          $ 511,224     $ 459,229     $ 511,224     $ 459,229
                                           =========     =========     =========     =========


           Installment notes receivable relate to the indirect consumer financing of used automobiles. These notes generally have initial terms ranging from 12 to 48 months with an average initial term of 37 months and an initial gross amount of $9,500. At October 31, 1997 and January 31, 1997, the average remaining note term was 23 and 24 months, respectively. The notes are collateralized by the related vehicles sold. Installment notes receivable are from customers residing in all 50 states with no individual state accounting for more than 10% of total installment notes receivable, except for Texas with 12.6%, North Carolina with 11.9% and Florida with 10.4%.

           The accrual of interest income is suspended once a note becomes 120 days contractually past due. These non-performing notes are charged-off against the related dealer's holdback, unearned income and then allowance for credit losses, if necessary. At October 31, 1997 and January 31, 1997, the percent of installment notes receivable which were greater than 120 days contractually past due was 33.2% and 24.9%, respectively.

           Dealer holdbacks are the amounts payable to member dealers from the acceptance of retail installment contracts, net of cash advanced. The dealer holdbacks protect the Company from potential losses associated with the installment contracts and are not paid unless substantially all advances, including those on non-performing loans related to a particular dealer, have been recovered. The components of dealer holdbacks, net of advances, are as follows:

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE B - Installment Notes Receivable, Net (cont.)
         -----------------------------------------

                                                October 31,   January 31,
                                                   1997          1997
                                                ---------     ---------
                                                     (in thousands)

           Dealer holdbacks                     $ 406,167     $ 392,733
           Advances                              (332,493)     (317,766)
                                                ---------     ---------
           Dealer holdbacks, net of advances    $  73,674     $  74,967
                                                =========     =========



          A summary of changes in dealer holdbacks, net of advances, is as follows:


                                                       Three Months Ended        Nine Months Ended
                                                          October 31,              October 31,
                                                    ---------------------     -----------------------
                                                      1997         1996          1997          1996
                                                    --------     --------     ---------     ---------
                                                                     (in thousands)
           Balance, beginning of period             $ 76,560     $ 63,168     $  74,967     $  52,097
           Additions to holdbacks                     56,036       72,675       182,285       210,347
           Advances disbursed                        (44,445)     (51,689)     (138,458)     (159,178)
           Charge-offs of non-performing notes       (26,558)     (15,895)      (64,377)      (33,727)
           Charge-offs of uncollectable advances      13,204          292        22,908           708
           Other                                      (1,123)        (793)       (3,651)       (2,489)
                                                    --------     --------     ---------     ---------
           Balance, end of period                   $ 73,674     $ 67,758     $  73,674     $  67,758
                                                    ========     ========     =========     =========

          The allowance for credit losses is maintained for earned but unpaid finance charges, and in the event the holdback of a particular dealer portfolio is not sufficient to ensure the recovery of any outstanding advances. The Company assesses fees to dealers for the purpose of supplementing this reserve. A summary of changes in the allowance for credit losses is as follows:


                                             Three Months Ended        Nine Months Ended
                                                 October 31,              October 31,
                                           ---------------------     ---------------------
                                             1997         1996         1997         1996
                                           --------     --------     --------     --------
                                                           (in thousands)
           Balance, beginning of period    $ 44,327     $ 28,078     $ 33,457     $ 23,284
           Advance reserve fees               5,524        1,356       12,178        2,691
           Provision for credit losses       41,741        2,642       57,555        7,031
           Net charge-offs                  (16,739)      (2,055)     (28,337)      (2,985)
                                           --------     --------     --------     --------
           Balance, end of period          $ 74,853     $ 30,021     $ 74,853     $ 30,021
                                           ========     ========     ========     ========

          The Company recorded a provision for credit losses of $41.7 million for the three months ended October 31, 1997 as compared to $2.6 million for the comparable period in the prior year. For the nine months ended October 31, 1997, the provision for credit losses was $57.6 million as compared to $7.0 million for the same period a year ago. The increase in the provision for credit losses was primarily the result of the Company's evaluation of the collectability of its dealer portfolio utilizing enhanced static pool information applied on a dealer-by-dealer basis.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE C  -  Commitments and Contingencies
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



NOTE D  -  Notes Payable and Operating Debt
           --------------------------------

           The Company completed its private debt offering during the first quarter of fiscal 1998. The related $45.0 million of 7.66% unsecured Senior Notes have an average term of five years. During the first quarter of fiscal 1998, the Company also entered into an unsecured revolving credit agreement for $97.5 million with a group of financial institutions. This facility, which replaced the Company's previous committed facility of $50.0 million, consists of $39.0 million with a term of one year and $58.5 million with a term of three years. The Company also has available $15.5 million of uncommitted short-term bank lines at October 31, 1997.

           Prompted by the Company's third quarter loss, the Company has obtained waivers from its lenders, including Senior Note holders and financial institutions participating in its Credit Agreements, for non-compliance with the fixed charge coverage ratio covenant in agreements related to its borrowing. Such waivers will be in effect for third quarter reporting requirements. The Company intends to negotiate amendments to its terms related to its credit agreements.

           Although the Company intends to negotiate longer term amendments to its credit agreements, there can be no assurance to that effect. If the Company is unsuccessful in its negotiations, it will, in the absence of further waivers, result in an event of default under such agreements and may require the Company to attempt to obtain replacement financing which could be at less favorable terms than those existing currently.

           Amounts outstanding at October 31, 1997 were $45.0 million from the private debt facility and $47.2 million from the revolving and uncommitted credit facilities. Borrowings under the revolving credit facility had an average interest rate of 6.4% at October 31, 1997 and mature at various dates through April 20, 1998. Outstanding borrowings at January 31, 1997 were $80.2 million and had an average interest rate of 6.1%.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview
                                    --------

National Auto Credit, Inc., (the "Company") had a net loss of $(18.4) million, or $(.65) per share for the quarter ended October 31, 1997, as compared to net income of $1.6 million , or $.05 per share, for the quarter ended October 31, 1996.

Revenue for the quarter ended October 31, 1997 was $17.6 million compared to $16.2 million for the same quarter of the prior year. For nine months ended October 31, 1997, revenue was $55.2 million compared to $46.5 million in the prior year.

Revenue in the first nine months of fiscal 1998 benefited from gross installment contract additions of $242.3 million bringing gross receivables to $511.2 million at October 31, 1997 compared to $496.9 million at January 31, 1997. Also contributing to increased revenue was interest on advances, as advances grew during the year to $332.5 million at October 31, 1997 from $317.8 million at January 31, 1997. Future growth of the portfolio is dependent on the Company's ability to generate additional installment contracts in excess of cash collected and contracts charged-off. The Company has established minimum portfolio collection standards for its dealers. To date 229 dealers have been deleted, accounting for approximately 12% of the contract volume during the last six months. The Company will continue to monitor its dealer relationships and make adjustments as necessary.

On Septemer 4, 1997, in an effort to maximize shareholder value, the Company's Board of Directors retained J.P. Morgan Securities, Inc., an investment banking firm, to assist management in examining strategic alternatives.

                              Results of Operations
                              ---------------------

Revenue
-------

Total revenue increased from $16.2 million and $46.5 million for the three and nine months ended October 31, 1996 to $17.6 million and $55.2 million for the comparable periods in 1997, representing increases of 8.8% and 18.8%, respectively. These increases were the result of an increase in interest income on advances related to the Company's installment notes receivable portfolio and to an increase in interest income reflecting the growth in the Company's installment notes receivable portfolio and its enrolled dealer base as follows:


                                GROSS INSTALLMENT                     NUMBER OF
                                NOTES RECEIVABLE     NUMBER           ENROLLED
                                  (IN MILLIONS)   OF CONTRACTS        DEALERS
                                  -------------   ------------        -------
           January 31, 1994           $ 95.7          12,900              900
           October 31, 1994            171.9          24,900            1,300
           January 31, 1995            196.2          28,400            1,400
           October 31, 1995            320.2          48,300            2,100
           January 31, 1996            354.0          53,000            2,300
           October 31, 1996            459.2          65,300            2,900
           January 31, 1997            496.9          70,000            3,100
           October 31, 1997            511.2          75,200            3,400

The Company continues to monitor the profitability of its dealer relationships and based upon evaluations has discontinued its relationship with certain dealers, netted from the amounts presented in the table above.

The average annualized yield of the portfolio decreased from 16.0% for the nine months ended October 31, 1996 to 15.4% for the same period in 1997. The decrease is attributable to the increase in non-performing installment contracts and to the increase in the average initial term of the contract from 36 months at October 31, 1996 to 37 months at October 31, 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenue (Cont.)
---------------

         Fee and other income includes principally late fees, other miscellaneous dealer fees and warranty commissions. Revenue from these sources decreased from $2.0 million for the three months ended October 31, 1996 to $1.4 million for the comparable period in 1997. This was the result of a decrease in warranty commissions as the Company discontinued its warranty sales program. Fee and other income for the nine months ended October 31, 1996 increased from $5.1 million to $5.2 million for the same period in 1997. This was due to the decrease in warranty commissions largely offset by an increase in income from late fees.


Provision for Credit Losses
---------------------------

         The Company recorded a provision for credit losses of $41.7 million for the three months ended October 31, 1997 as compared to $2.6 million for the comparable period in the prior year. For the nine months ended October 31, 1997, the provision for credit losses was $57.6 million as compared to $7.0 million for the same period a year ago. The increase resulted from an increase in the non-cash provision for credit losses relating to dealer advances. The $33.2 million increase from the prior quarter is largely due to the recording of amounts to reflect the result of the Company's evaluation of its recoverability of dealer advances, utilizing enhanced static pool information applied on a dealer-by-dealer basis.

         The provision for credit losses together with fees contractually charged to member dealers are added to the allowance for credit losses. The Company believes its credit loss reserves are adequate to absorb anticipated credit losses, however, since there is no precise method for accurately determining losses, actual losses could vary from current estimates. To reduce the potential for future losses, the Company intends to modify its program and re-evaluate the basis used to charge non-cash fees to dealers, which may reduce its source for fee and other income.

         Non-performing loans as a percent of the gross installment notes receivable portfolio (33.2% at October 31, 1997 and 24.9% at January 31, 1997), are expected to increase as the portfolio matures. The risk of loss to the Company is mitigated by a security interest in the vehicle sold and dealer holdbacks.


Operating Expenses/ General and Administrative
----------------------------------------------

         Operating expenses and general and administrative expenses as a percent of revenue remained relatively consistent at 16.4% and 16.5% for the three and nine months ended October 31, 1996 and 16.7% and 16.0%, respectively, for the same periods in 1997. The Company has begun staff reductions that will continue into the fourth quarter in order to reduce operating expenses, as part of its recently announced strategic initiatives.

Interest Expense
----------------

         Interest expense of $.8 million for the three months ended October 31, 1996 increased to $1.7 million for the three months ended October 31, 1997, primarily as a result of an increase in average operating debt of $39.4 million to $88.2 million. There was also an increase in the effective borrowing rate from 6.1% for the three months ended October 31,1996 to 7.0% for the same period in fiscal 1998.

         For the nine months ended October 31, 1997, interest expense increased to $4.6 million from $1.6 million for the same period in the prior year as a result of an increase in average operating debt of $52.2 million to $85.7 million. The effective borrowing rate increased to 6.7% for the nine months ended October 31, 1997 from 6.0% for the same period in the prior year.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Income Taxes
------------

         The tax benefit for the three months ended October 31, 1997 was $10.3 million as compared to a tax provision of $3.4 million for the three months ended October 31, 1996. The tax benefit for the nine months ended October 31, 1997 was $5.9 million as compared to a tax provision of $10.6 million for the same period in the prior year. The change for both three and nine month periods is attributable to the Company's increased provision for credit losses which resulted in a net loss for the three and nine month periods ended October 31, 1997.


                         Liquidity and Capital Resources
                         -------------------------------


         The Company's primary sources of funds include net cash provided by operating activities, collections on installment notes receivable, and proceeds from the Company's revolving credit facility and senior notes. In fiscal 1997, sources of funds also included proceeds from the sale of rental automobiles.

         Prompted by the Company's third quarter loss, the Company has obtained waivers from its lenders, including Senior Note holders and financial institutions participating in its revolving credit facility, for non-compliance of the fixed charge coverage ratio covenant. Such waivers will be in effect until the Company's subsequent quarterly reporting period which will end January 31, 1998. The Company intends to negotiate amendments to the terms of its credit agreements.

         Although the Company intends to negotiate longer term amendments to its credit agreements, there can be no assurance to that effect. If the Company is unsuccessful in its negotiation efforts, it will, in the absence of further waivers, result in an event of default under such agreements and may require the Company to attempt to obtain replacement financing which could be at less favorable terms than those existing currently.

         Outstanding borrowings at October 31, 1997 totalled $92.2 million and consisted of $47.2 million from the Company's revolving and uncommitted credit facilities and $45.0 million from its private debt facility. Amounts available to the Company from committed facilities totalled $56.5 million and uncommitted facilities totalled $9.3 million at October 31, 1997.

         The ratio of operating debt to total capital was 25.9% at October 31, 1997 and 22.0% at January 31, 1997. It is anticipated that debt levels will decrease through the end of the fiscal year primarily as the results of a reduction in dealer advances as part of changes in the Company's dealer program.

         The statements contained in management's discussion and analysis of financial condition and results of operations contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934, with respect to the Company's expectations for the future. Among the factors that could cause actual results to differ materially from those forward looking statements are the potential for greater than anticipated non-performing rates, the potential for lower than anticipated recoverability of amounts advanced to the Company's member dealers, the ability to obtain modifications to its current financing agreements, and other factors as discussed in the Company's annual and quarterly reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------


            a)        Exhibits
                      --------

         Exhibit
         Number       Exhibit Description
         ------       -------------------

           27         Financial Data Schedule

                      Electronically filed with the Securities and Exchange Commission pursuant to Item 601(c) of Regulations S-K.


            b)        Reports on Form 8-K
                      -------------------

                      No reports were filed on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          NATIONAL AUTO CREDIT, INC.

Date:   December 15, 1997                By:   /s/ Robert J. Bronchetti
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