Form 10-K
period 1999-01-31
NATIONAL AUTO CREDIT INC /DE
filed 1999-07-29
CIK 1004981

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ____________

                                   FORM 10-K

(MARK ONE)
  [X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                                   Exchange Act of 1934
                         For the fiscal year ended January 31, 1999
                                       OR
  [ ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934 (No Fee Required)
                      For the Transition Period From _____ to _____

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

       Registrant's telephone number, including area code: (440) 349-1000

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class              Name of each exchange on which registered
-------------------              -----------------------------------------
Common Stock, par value
$.05 per share.....................................None

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

As of June 30, 1999, 28,644,645 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by nonaffiliates at June 30, 1999, was approximately $13,004,846. (Based on the closing price of the registrant's common stock on the OTC Bulletin Board).

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                               TABLE OF CONTENTS

Part I                                                                     Page
------                                                                     ----

Item  1.  Business......................................................     1
      2.  Properties....................................................     9
      3.  Legal Proceedings.............................................     9
      4.  Submission of Matters to a Vote of Security Holders...........     9


Part II
-------

Item  5.  Market for Registrant's Common
            Equity and Related Stockholder Matters.....................     10
      6.  Selected Financial Data......................................     11
      7.  Management's Discussion and Analysis of Financial Condition
            And Results of Operations..................................     12
      7a. Quantitative and Qualitative Disclosures About Market Risk...     20
      8.  Financial Statements and Supplementary Data..................     21
      9.  Changes in and Disagreements with Accountants
            On Accounting and Financial Disclosure.....................     45

Part III
--------

Item 10.  Directors and Executive Officers of the Registrant...........     46
     11.  Executive Compensation.......................................     48
     12.  Security Ownership of Certain Beneficial Owners and
            Management.................................................     52
     13.  Certain Relationships and Related Transactions...............     53


Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K....................................     53

                                     PART I
                                     ------

Item 1.  Business
-------  --------

OVERVIEW
--------

         National Auto Credit, Inc. (the "Company"), began operations in 1969 and was incorporated in Delaware in 1971. The Company's name was changed to National Auto Credit, Inc., effective August 15, 1994, and was formerly known as Agency Rent-A-Car, Inc. The Company's principal business activity is to invest in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company, through NAC, Inc. ("NAC"), a wholly-owned subsidiary of the Company, purchases such loans, or interests in pools of such loans (collectively "loan investments"), from used car dealerships ("member dealers") that participate in the Company's loan purchase program. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources and, as a result, might otherwise be unable to obtain financing. As of January 31, 1999 the Company had a network of approximately 900 dealers located throughout the United States.

         The Company's principal executive offices are located at 30000 Aurora Road, Solon, Ohio. Its telephone number is 440-349-1000.

         The Company uses a January 31 year-end for financial reporting purposes, and references herein to a year or fiscal year as used here are to the fiscal year ended on January 31 of that year. The term the "Company" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

         Prior to fiscal 1997 the Company also engaged in the automobile rental business, including the subsequent sale of cars when retired from its rental fleet. The automobile rental operations, conducted under the names Agency Rent-A-Car, Altra Auto Rental and Automate Auto Rental, rented vehicles principally on a short-term basis to the insurance replacement market. National Motors was a company owned dealership that sold vehicles retired from the rental fleet. The Company sold the automobile rental operations in fiscal 1996, and in fiscal 1997 discontinued the operations of National Motors.

SIGNIFICANT DEVELOPMENTS
------------------------

         On January 16, 1998, Deloitte & Touche LLP ("Deloitte & Touche") resigned as the Company's independent auditors, advising the Company that information had come to its attention that caused it to no longer be able to rely on the representations of the then management of the Company. See Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters.

         Following the resignation of Deloitte & Touche, Sam J. Frankino, Chairman of the Board, and Robert J. Bronchetti, President, temporarily vacated their positions, and the Board of Directors formed a Special Committee ("Initial Special Committee") to investigate, with the assistance of special independent legal, accounting and auditing experts, the basis for Deloitte & Touche's decision to resign as the Company's auditors and to review certain of the Company's accounting records and financial reporting.

         In February 1998, the Company engaged Grant Thornton LLP ("Grant Thornton") as its new independent auditors to audit the Company's fiscal 1998 financial statements. The Initial Special Committee issued a report of the preliminary findings of its investigation in March 1998. Following the issuance of the report, the members of the Initial Special Committee resigned from their positions as directors of the Company, and a new Special Committee was formed to continue the investigation and review. As a result of those investigations, and Grant Thornton's reaudit of the fiscal 1997 financial statements, the Company determined that its previously issued fiscal 1995, 1996 and 1997 financial statements required restatement to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to certain errors or irregularities in certain accounting or corporate records. The fiscal 1995, 1996 and 1997 financial statements have been restated, as described in Note L of Notes to Consolidated Financial Statements contained elsewhere herein, and the restated 1997 financial statements, together with the financial statements for fiscal 1998 and 1999, have been audited by Grant Thornton as set forth in its report appearing elsewhere herein.

         Other significant developments during the period March 1998 to May 1999 were:

a) In March 1998, a new Special Committee was appointed by the Board of Directors as a standing committee of the Board, together with new independent legal and financial reporting experts, to (among other things) continue the review and investigation of the Company's accounting records and financial controls and financial reporting, as well as to cooperate fully with all governmental authorities investigating the Company.

b) In March 1998, the Company's former President, Robert J. Bronchetti resigned as an officer and director.

c) In March 1998, Sam J. Frankino, the Company's former Chairman of the Board and majority shareholder, retired and vacated his positions with the Company.

d) In March 1998, Edward T. Anderson, former Executive Vice President of the Company, was appointed Acting President of the Company.

e) In March 1998, the New York Stock Exchange suspended trading of the Company's common stock and commenced delisting procedures. The Company's common stock was delisted in November 1998.

f) In April 1998, the Special Committee of the Company's Board of Directors retained Jay Alix & Associates, a firm specializing in corporate turnarounds, to provide management and financial consulting services to the Company.

g) In April 1998, counsel to the Special Committee of the Company's Board of Directors retained TenEyck Associates, Inc. to provide independent forensic accounting services to counsel to the Special Committee and to the Company.

h) In May 1998, the Company announced that its Annual Report on Form 10-K for the fiscal year ended January 31, 1998 would not be filed with the Securities and Exchange Commission by the prescribed due date.

i) In June 1998, the Company's Board of Directors named Thomas W. Cross, a principal of Jay Alix & Associates, as Interim Chief Executive Officer. Mr. Cross thereafter engaged a financial/accounting advisor to the Company. Mr. Cross' assignment ended January 15, 1999.

j) In July 1998, the Company approved the establishment of an internal audit function. The first Director of Internal Audit was hired in October 1998.

k) In August 1998, the Board of Directors of the Company explored expanding Grant Thornton's engagement as the Company's independent auditors to include the reaudit of the financial statements of the Company for the year ended January 31, 1997 and the audit for the year ended January 31, 1999. The expansion of Grant Thornton's engagement to include the reaudit of the Company's financial statements for the year ended January 31, 1997, which had previously been audited by Deloitte & Touche, was explored due to the concern that Deloitte & Touche would refuse to reissue its report on the 1997 financial statements.

l) In October 1998, the Company announced the expansion of Grant Thornton's engagement to include the reaudit of the Company's financial statements for the year ended January 31, 1997 and the audit for the year ended January 31, 1999 in addition to the year ended January 31, 1998.

m) In November 1998, the Company engaged A.T. Kearney, Inc., an executive search firm, to undertake a national search for a permanent President of the Company.

n) In November 1998, substantially all of the Company's outstanding indebtedness ($34.9 million) was repaid with the proceeds of an income tax refund.

o) In January 1999, upon the end of Mr. Cross' term, the Board of Directors of the Company named Richard M. Cohen, as Interim President for a term ending May 1999.

p) In April 1999, Sam J. Frankino, majority shareholder of the Company, granted Ernest C. Garcia II a revocable proxy to vote his shares in the Company.

q) In May 1999, the Company acquired an option to purchase Mr. Garcia's shares in the Company for a term of 45 days at an exercise price of $1.50 per share. As part of the option, an independent director of the Company's Board of Directors obtained a proxy to vote all shares subject to the option. The term of the option, as well as the proxy to vote, have been extended until August 8, 1999.

r) In May 1999, the Company announced the appointment of Allen D. Rice, formerly of General Electric Capital Services, Inc., as President of the Company.

s) The Company's Board of Directors has set September 15, 1999 as the date for the next annual meeting of stockholders, with a record date of stockholders to vote on August 2, 1999.

         For the year ended January 31,1999, the Company incurred a loss from continuing operations of $16,065,000, and a net loss of $15,615,000, primarily as the result of a 55.3% decline in revenues to $16,279,000 and the incurrence of costs of $9,585,000 associated with certain litigation, as described below, and the changes in management described above. The decline in revenues was principally due to the reduction in the size of the Company's loan portfolio. The Company incurred a loss from continuing operations of $85,711,000, and a net loss of $91,684,000 for the year ended January 31, 1998. The 1998 losses were principally the result of a 43.0% decline in revenues, and a $75,194,000 increase in the provision for credit losses.

         During fiscal 1998 and 1999, the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of fiscal 1998 and continuing through the third quarter of fiscal 1999 the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November 1998 using the proceeds of its income tax refund. See Note C of Notes to Consolidated Financial Statements.

         The Company obtained no new debt financing during fiscal 1999 and operated on internally generated cash flow, which resulted from an excess of collections on installment loans over investments in new loans as the Company reduced the size of its operations. As of January 31, 1999, the Company has no external source of financing, and, therefore, unless or until it is able to obtain new debt or equity financing, the Company's purchases of loans will be limited to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities.

         After the resignation of Deloitte & Touche, eleven purported class action lawsuits were filed against the Company in the United States District Court for the Northern District of Ohio which actions allege fraud and other violation of the federal securities laws against the Company and certain former and current officers and directors. The actions were consolidated on October 16, 1998, and discovery is presently stayed pending the court's rulings on various outstanding motions. The ultimate outcome of these actions cannot presently be predicted, and the Company has not recorded any provision for any damages that may result from these actions. Additionally, the Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche. An unfavorable resolution of any of these matters could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Item 3 - Legal Proceedings.

         The Company's 1999 and 1998 net losses, its current lack of external sources of financing which limits its purchase of loans, and the litigation and investigations discussed above, raise substantial doubts about the Company's ability to continue as a going concern. The factors which raise such doubts, and management's plans to address them, are discussed further elsewhere herein. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note M of Notes to Consolidated Financial Statements.

FINANCIAL SERVICES
------------------

GENERAL

         The Company began financing operations in October 1992, to capitalize on management's knowledge of the used car market, accumulated over 25 years of operating a rental car business. The Company invests in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle, by purchasing such loans, or interests in pools of such loans, from member dealers. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealers have sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources and might otherwise be unable to obtain financing. As a result, NAC member dealers are able to capture sales that otherwise might have been lost due to the inability of the customer to obtain, or the dealer to provide, financing. As of January 31, 1999 the Company had a network of approximately 900 dealers located throughout the United States.

         The loans in which the Company invests are high risk, in that the borrowers are individuals with below average credit quality, and the collateral is subject to loss, damage, significant declines in value and difficulties of repossession. Accordingly, each individual loan has a significant risk of not performing in accordance with its contractual terms. The business in which the Company participates relies on mitigating this risk by acquiring large numbers of loans, thus reducing the exposure to the risk of the default on any one particular loan, and on reasonably estimating the credit losses to be incurred and setting loan purchase prices accordingly. An inability to reasonably predict the future performance of loans being purchased, or to set loan purchase prices that properly reflect those estimates, can significantly increase the risk of material losses from the business of investing in sub-prime used automobile loans.

         During fiscal 1999 the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. Those losses were caused by both the manner in which the Company enrolled dealers and underwrote loans, and overall trends that developed in the sub-prime used car loan industry during those years. In particular, the Company developed a dealer scoring model to allow it to evaluate the historical performance of its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans, and the Company ceased purchasing loans from 70% of the dealers that had been enrolled in the Company's program through January 31, 1998. Additionally, the allegations made and uncertainties about the Company following the resignation of Deloitte & Touche caused some dealers to cease to do business with the Company, and the Company's lack of external financing during 1999 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to an overall decrease in the number of dealers enrolled in the Company's program, from 3,000 at January 31, 1998 to 900 at January 31, 1999, and to a decline in the number of loans purchased in each of the last three years, as follows:

   Year ended January 31,          Loans Purchased
   ----------------------          ---------------

            1997                         38,000
            1998                         30,000
            1999                          6,000

         No individual dealer is the source of more than 2% of the Company's loan investments. From time to time certain states represent the source of significant portions of the Company's loan investments. In fiscal 1999, 43% of the loans purchased by the Company originated from Florida, North Carolina, Georgia, Texas and Illinois, and as of January 31, 1999, 12.1% and 10.9% of the Company's loan investments relate to consumers in North Carolina and Texas. The Company's realization of its loan investments, and interest income therefrom, is dependent on the ability of the customers to pay the installment notes. Economic conditions in the geographic area in which a customer resides can affect repayment. The Company attempts to mitigate its credit risk by retaining a security interest in the vehicle financed by the loan; however, the used cars that collateralize the loans are subject to loss, damage, significant declines in value and difficulties of repossession and, accordingly, the Company's security interest does not always effectively protect against credit losses.

SALES AND MARKETING

         The Company sources loans for purchase through its relationships with member dealers, who refer loans to the Company for underwriting and purchase.

         The Company employs sales and marketing personnel at the corporate offices and in the field to enroll new dealers and provide services to existing member dealers. Field personnel are responsible for identifying qualified dealer leads and promoting the benefits of membership in the NAC program. Field Area Managers provide training, consulting and product knowledge to the dealers to increase dealers' knowledge of, and therefore their use of, the Company's programs. During fiscal year 1999, there were approximately fifteen Field Area Managers and District Managers located in eleven states.

         The Company also utilizes national direct marketing campaigns, trade show involvement and print advertising to build its image in an effort to stimulate more dealer enrollments and generate increased contract volume. Through December 1998 the Company had an advisory board made up of select member dealers who met with management to review the Company's various programs and provide guidance on how to attract and retain member dealers, enhance product offering and improve controls and efficiency.

         Management seeks to enroll quality dealers by following written enrollment guidelines and a due diligence process. Initially, a Field Area Manager visits the dealership, explains the Company's financing program and becomes familiar with the dealer's operation. If both parties wish to pursue a business relationship, an application is completed. Trade and bank references, and valid current operating licenses are obtained and verified. In addition, background checks are performed on both the dealership and its principals.

         Dealers meeting Company standards sign a dealership agreement that the Company has the right to terminate in the event of default or misrepresentation. The Company ceased charging dealers an enrollment fee in fiscal 1998.

CENTRALIZED LOAN PROCESSING

         The Company operates one centralized loan processing center. Loan files are centrally located, providing control and ease of access. The Company uses a document imaging and retrieval system that provides various departments access to critical loan documents without having to remove the original file from the document storage area.

         During fiscal 1999 the Company has sought to improve compliance with its loan processing procedures. Each credit application is reviewed for approval prior to contract acceptance to ensure that the Company's minimum underwriting criteria are met. Credit applicants are approved or rejected on individual merit by analyzing the three major areas that the industry considers important: stability (length of time at residence and employment), ability (payment and debt to income ratios), and down payment (commitment to vehicle purchase). The credit application is entered into an automated credit evaluation system developed by Fair, Isaac and Company, Inc. for initial credit analysis. Concurrently, residency and employment are verified by credit support personnel. The application is then forwarded to the assigned Account Executive for final review. Experienced Account Executives (credit analysts) review the system-generated statistics along with the specifics of each credit application and contact the member dealer to discuss the credit review decision. This personal call to the dealer enables the Account Executive to make recommendations as to how the terms and conditions of the loan can be improved. In addition to the credit review process, Account Executives are responsible for maintaining an ongoing relationship with assigned member dealers.

         Contracts are entered into a tracking database, matched with the initial credit application and reviewed for adherence to the terms and conditions set forth in the approval process. Contracts are reviewed for compliance with federal and state regulations as well as completeness of all the Company's required documentation including written verification of residency and employment and phone verification of the terms of the contract with the customer in accordance with the Company's policy.

         If the customer's application meets the Company's established credit criteria, the Company will purchase the loan. The Company purchases its loans at a discount from the face or contractual amount. That discount reflects both (i) an element of interest income that the Company seeks to earn on its investment in the loans, and (ii) the Company's assessment that, due to the sub-prime nature of the loans, a portion of the loans it purchases are impaired in that the loans will not be repaid in accordance with their contractual terms.

         Prior to mid-1999, the majority of the Company's loan investments took the form of the Company's purchase of interests in pools of loans, rather than whole loans, which were made under the Dealers Acceptance Program. That program represented a sharing agreement between the Company and individual dealers. In general the sharing agreements provided that the dealer would receive an initial payment ("the dealer advance") from the Company of a percentage of the contractual principal in return for which the Company would be entitled to retain (i) 20% of all collections from that dealer's loans, and (ii) the remaining 80% of the collections from that dealer's loans until the Company had recovered from such 80% the dealer advance, computed on an aggregate basis for all loans covered by the sharing agreement with that dealer.

         In fiscal 1999 the Company discontinued the Dealers Acceptance Program, and began to purchase whole loans under the Dealers Choice Program. Under this program, the Company makes a single payment to the dealer, which generally ranges from 60% to 75% of the face or contractual amount of the loan being purchased, and acquired the whole loan. Under the Dealers Choice Program the dealer may also receive a bonus payment if the customer pays six monthly payments within seven months of the first payment due date.

COLLECTION

         At the time of the loan origination, each customer is mailed a payment book. Additionally, each new customer receives a call from a member of the Company's collection staff ten days before the first payment due date to review payment arrangements, payment options and the terms of the loan contract.
The coupon payment books, direct payments to retail lockboxes in Denver, Colorado and Richmond, Virginia. The Company offers several payment options to customers. Currently, the majority of the payments are mailed in the traditional manner to one of the Company's two lockboxes. The Company also offers the customer the opportunity to pay via Western Union Quick Collect (wired funds) or pay by phone programs. During fiscal year 1999, the Company installed the capability for the customer to pay either with a credit or bank debit card. NAC receives over 30% of payments from these non-traditional methods.

         The Company employs collection staff who are compensated under plans that include performance incentive elements. The collection function is performed at the Company's corporate headquarters in Solon, Ohio. Collection personnel work staggered schedules generally from 8:00 a.m. to 8:00 p.m., depending on the region of the country to which they are assigned. The collection efforts of the staff are aided by a computerized on-line receivables system and call management system with a predictive dialing feature. The Company's system also includes a voice response unit that allows customers calling the Company to access account information and communicate payment arrangements on a 24-hour basis.

         Accounts that become delinquent by one day are assigned to the collection staff. Additionally, late notices are mailed at three and twenty days after the missed payment date. The staff attempts collections, and if the loans are not collected the Company assigns out the task of attempting the repossession and sale of the collateral not later than 35 days after default on the first payment, or not later than 65 days after other defaults. The repossession and collateral sales are conducted by approximately 250 independent repossession agents and 100 automobile auctions with which the Company maintains working agreements. However, the used cars that collateralize the loans are subject to loss, damage, significant declines in value and difficulties of repossession. To the extent the sale of the collateral does not satisfy the loan balance, the Company will use an in-house recovery collector to attempt to collect the remaining balance. Balances that cannot be collected in this manner are forwarded to outside collection agencies. Finally, the Company may attempt to sell any remaining unpaid accounts in the secondary market. However, the Company has generally not been able to obtain significant recoveries after the sale of the repossessed car.

         The payment history and status of all customer loans is reported monthly to three major credit reporting agencies.


INTEREST INCOME AND ALLOWANCE FOR CREDIT LOSSES

         The Company's loan investments result from purchases of installment loans at discounts from the face or contractual amount. Those discounts reflect both (i) an element of interest income that the Company seeks to earn on its investment in the loans, and (ii) the Company's assessment, at the time of purchase, that a portion of the loans it purchases are impaired in that the loans will not be repaid in accordance with their contractual terms.

         At the time of purchase, the Company groups loans into loan pools that it believes will have common future cash flow characteristics, on the basis of possessing similar contractual and risk characteristics. Loans are initially recorded at the cost to purchase the loans, adjusted for any net loan origination fees and related direct incremental loan origination costs. At the time of purchase, the Company's net initial investment in the loans is recorded by establishing as the "gross finance receivable" the contractual cash flows (including contractual interest) to which the Company is entitled, which is offset by the difference between the gross finance receivable and the net initial investment, which is segregated into two components; (i) unearned income, which represents the difference between the net initial investment and the Company's estimate of the future cash flows from the gross finance receivable and (ii) a credit loss discount, which represents the difference between the Company's estimate of the future cash flows from the gross finance receivable and its contractual cash flows.

         Prior to mid-1999, the majority of the Company's loan investments took the form of the Company's purchase of interests in pools of loans, rather than whole loans, which were made under the Dealers Acceptance Program. That program represented a sharing agreement between the Company and individual dealers. In general the sharing agreements provided that the dealer would receive an initial payment ("the dealer advance") from the Company of a percentage of the contractual principal in return for which the Company would be entitled to retain, after collection costs, (i) 20% of all collections from that dealer's loans, and (ii) the remaining 80% of the collections from that dealer's loans until the Company had recovered from such 80% the dealer advance, computed on an aggregate basis for all loans covered by the sharing agreement with that dealer. The dealer advance represented the Company's net initial investment, which was recorded in the manner described in the preceding paragraph based on the portion of the pool of loans the Company was entitled to under such sharing agreements (i.e. contractual cash flows from the gross loans in force net of the contractual cash flows to which the dealer would be entitled).

         Unearned income is recognized in income over the life of the loans on the interest method, using for each pool of loans the interest rate that reflects the difference between the Company's net investment in the loans and its estimate of the future cash flows therefrom, determined at the time of the loan purchase. The Company's net investment in each loan pool includes its net initial investment, any interest income recognized but not yet collected, reduced by collections and any previously recorded allowance for credit losses.

         Effective February 1, 1997, the Company refined its methodology for determining the allowance for credit losses to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS 118), "Accounting by Creditors for Impairment of a Loan." On a continual basis the Company reviews its estimates of future cash flows for its loan pools. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that serve as the basis for predicting future loan performance. The Company's net investment in each loan pool is compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company is recognizing interest income on that pool of loans. Where the estimated cash flows have been revised downward and as a result such a comparison reflects an excess of the investment over the present value of the future cash flows, the Company records an allowance for credit losses by a charge to expense. The Company also reduces unearned income by a reclassification to the credit loss discount so that future interest income will reflect the same original annual interest income rate on the net investment in the loan pool. In those instances where a revised estimate of future cash flows indicates an increase in estimated cash flows over the previous estimate, the Company first reverses into income any previously recorded provision for credit losses and then increases the rate at which future interest income is recognized by a reclassification from the credit loss discount to unearned income.

         Prior to the Company's February 1, 1997 refinement of its method of determining the allowance for credit losses described above, the Company evaluated the adequacy of its allowance for credit losses using a methodology generally similar to that described above, except that the estimated future cash flows were compared to the Company's net investment on an undiscounted basis. The effect of utilizing discounting consistent with SFAS 114 was $41,667,000, which is included in the provision for credit losses recorded in fiscal 1998.

         The Company's policy is to charge-off loans as uncollectible at the earlier of (i) the repossession of the collateral, or (ii) a loan becoming 180 days contractually past due (270 days past due on a recency basis prior to November 1, 1998). Loan charge-offs are recorded by eliminating the remaining gross finance receivable against the allowance for credit losses and the credit loss discount on a pro-rata basis.

COMPETITION

         The business in which the Company operates is extremely competitive, and although many participants have exited the sub-prime market in recent years, the Company continues to face direct competition from a number of national, regional and local finance companies that specialize in the used automobile sub-prime market. The Company does not consider itself, at this time, to be in direct competition with banks, credit unions and captive finance companies. However, traditional lending institutions are entering the sub-prime market in increasing numbers and will continue to increase the competition in the Company's business. In addition, many dealers are financing their own programs.


REGULATION

         The Company's business is subject to various state and federal laws and regulations which require licensing and qualification, and the Company is generally required to obtain a license, which is revocable for cause, in those states in which it does business. The federal and state laws and regulations to which the Company is subject, which include the consumer protection laws, limit interest rates, fees and other charges associated with the installment loans purchased by the Company, require specified disclosures by automobile dealers to consumers, govern the sale and terms of the ancillary products and define a lender's rights to repossess and sell collateral. The failure to comply with these laws or regulations could have a material adverse effect on the Company by, among other things, limiting the states in which the Company may operate, restricting the Company's ability to realize the value of the collateral securing its loan investments, or imposing on the Company potential liability related to loans purchased from dealers.

         Within the past year, certain federal and state officials have expressed interest in the issue of the interest rates and other terms contained in loans such as those purchased by the Company. The Company is unable to predict whether, or if, such interest will result in new or revised laws or regulations that could affect the Company's business. Significant new laws or regulations affecting the interest rates or other terms contained in loans such as those purchased by the Company could have a material adverse affect on the Company's operations.

         State and federal laws and regulations also can affect the supply of used automobiles. For example, environmental protection regulations governing emissions or fuel consumption could restrict the ability of dealers to market certain makes or models of used automobiles. To the extent the supply of used automobiles was restricted by such laws or regulations, the Company could be adversely affected.


DISCONTINUED OPERATIONS
-----------------------

         Prior to fiscal 1997 the Company also engaged in the automobile rental business, including the subsequent sale of cars when retired from its rental fleet.

         The automobile rental operations, conducted under the names Agency Rent-A-Car, Altra Auto Rental, and Automate Auto Rental, rented vehicles principally on a short-term basis to the insurance replacement market. The Company disposed of its rental fleet and these operations in fiscal 1996 through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by the Company.

         National Motors was a Company owned dealership which sold vehicles retired from the rental fleet. The Company discontinued the operations of National Motors in fiscal 1997. See Note K of Notes to Consolidated Financial Statements.


EMPLOYEES
---------

         As of January 31, 1999, the Company employed approximately 250 people, none of which were covered by a collective bargaining agreement. The Company believes it maintains good relations with its employees.

Item 2.  Properties
-------  ----------

         The Company's corporate headquarters, executive offices and centralized operating center are located in two four-story, 55,000 square feet office buildings owned by the Company in Solon, Ohio, a southeast suburb of Cleveland. The Company also owns facilities in Beach City, Ohio (9,000 square feet) and Delran, New Jersey (12,000 square feet) which were previously used to house and repair repossessed cars, and are now listed for sale.

         The Company believes that its operational facilities and other properties are well maintained. Due to excess office capacity, portions of one of the buildings located in Solon, Ohio are leased to various tenants.


Item 3.  Legal Proceedings
-------  -----------------

         The Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio. The actions allege fraud and other violations of the federal securities laws. The actions were consolidated on October 16, 1998, and discovery is presently stayed pending the court's rulings on various outstanding motions. The consolidated action seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. The Company has accrued $3,000,000 to defend against this action. Although the Company intends to vigorously defend itself, the ultimate outcome of these actions, including the range of loss, if any, cannot presently be predicted, and the Company has not recorded any provision for any damages that may result from these actions. An unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche. The Company is cooperating fully with the investigations. The ultimate outcome of these investigations on the Company cannot presently be predicted. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         On June 7, 1999, Sam J. Frankino, the former Chairman of the Company's Board of Directors and its majority stockholder, instituted two separate civil actions against the Company in the Delaware Court of Chancery. The first of these actions sought to compel the Company to hold an annual meeting of stockholders for the election of directors. The second of these actions sought to inspect the Company's stocklist materials and other of its books and records in connection with such annual meeting. On June 21, 1999, the Company resolved both of these actions by stipulation, agreeing to hold an annual meeting of stockholders on September 15, 1999, and agreeing to make available to Mr. Frankino the stocklist and other materials he had requested.

         The Company self-insures for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. In connection therewith the Company establishes certain reserves in its financial statements for the estimated cost of satisfying those claims. See Note K of Notes to Consolidated Financial Statements.

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None

                                     PART II
                                     -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------


MARKET INFORMATION

         The Company's common stock, $.05 par value, has been trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. since March 23, 1998 under the ticker symbol NAKD. In the periods prior to that date the Company's common stock was traded on the New York Stock Exchange under the symbol NAK.

         The following table reflects the high and low prices for the Company's common stock during the periods indicated as reported by the National Quotation Bureau, Inc. for the periods for which the Company's common stock has been traded on the OTC Bulletin Board, and prior thereto as reported by the New York Stock Exchange Composite Tape.


                                                                        High     Low
                                                                        ----     ---
Year ended January 31, 1998
First Quarter (February 1 - April 30) .............................   $ 11.63  $ 7.38
Second Quarter (May 1 - July 31) ..................................     10.38    7.50
Third Quarter (August 1 - October 31) .............................      9.50    7.00
Fourth Quarter (November 1 - January 31) ..........................      7.50     .75

Year ended January 31, 1999
First Quarter (February 1 - April 30) .............................   $  3.38  $  .75
Second Quarter (May 1 - July 31) ..................................      2.06     .69
Third Quarter (August 1 - October 31) .............................      1.70     .75
Fourth Quarter (November 1 - January 31) ..........................      1.66     .88



         With respect to prices reported by the National Quotations Bureau, Inc. for the OTC Bulletin Board, such prices reflect inter-dealer bid prices, may not represent actual transactions, and do not reflect dealer mark-ups and mark-downs.

STOCKHOLDERS

               At June 30, 1999 there were 1,310 stockholders of record of the Company's common stock based upon a securities position listing furnished to the Company, which is exclusive of shares in nominee ("street") names.


DIVIDENDS

           It has been the Company's policy to retain earnings to finance the growth of its business and reduce outstanding debt; accordingly the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 1999 and 1998.

Item 6.  Selected Financial Data
-------  -----------------------

          The following sets forth certain selected financial data appearing in or derived from the Company's historical financial statements. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (thousands of dollars, except per share amounts):



INCOME STATEMENT DATA                                        Years Ended January 31,
---------------------                      -------------------------------------------------------------
                                              1999         1998       1997(1)      1996(1)      1995(1)
                                           ---------    ---------    ---------    ---------    ---------
REVENUE                                    $  16,279    $  36,396    $  63,872    $  43,511    $  23,505

COSTS AND EXPENSES                         $  32,288    $ 149,265    $  54,236    $  14,797    $   9,661


(LOSS) INCOME FROM CONTINUING OPERATIONS   $ (16,065)   $ (85,711)   $   7,568    $  18,196    $   9,006

DISCONTINUED OPERATIONS, NET OF TAX(2)           450       (5,973)        (397)     (13,590)       8,295
                                           ---------    ---------    ---------    ---------    ---------

NET (LOSS) INCOME                          $ (15,615)   $ (91,684)   $   7,171    $   4,606    $  17,301
                                           =========    =========    =========    =========    =========

BASIC (LOSS) EARNINGS PER SHARE
     Continuing operations                 $    (.56)   $   (3.00)   $     .26    $     .64    $     .32
     Discontinued operations                     .01         (.21)        (.01)        (.48)         .29
                                           ---------    ---------    ---------    ---------    ---------
       Total                               $    (.55)   $   (3.21)   $     .25    $     .16    $     .61
                                           =========    =========    =========    =========    =========

DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                 $    (.56)   $   (3.00)   $     .26    $     .64    $     .31
     Discontinued operations                     .01         (.21)        (.01)        (.48)         .29
                                           ---------    ---------    ---------    ---------    ---------
       Total                               $    (.55)   $   (3.21)   $     .25    $     .16    $     .60
                                           =========    =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING(3)
     Basic                                    28,609       28,542       28,501       28,361       28,395
                                           =========    =========    =========    =========    =========
     Diluted                                  28,609       28,542       28,621       28,539       28,711
                                           =========    =========    =========    =========    =========



                                                                   As of January 31,
                                           -------------------------------------------------------------
                                              1999         1998       1997(1)      1996(1)      1995(1)
                                           ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA
------------------
GROSS FINANCE RECEIVABLE                   $ 115,473    $ 269,690    $ 419,280    $ 299,215    $ 162,016
TOTAL ASSETS                                 127,292      234,114      332,475      270,083      277,694
NOTES PAYABLE                                  -           83,838       80,200       16,900       22,661
TOTAL STOCKHOLDERS' EQUITY                    99,776      115,290      206,985      199,105      192,936

OTHER DATA
----------
GROSS LOANS IN FORCE(4)                    $ 124,314    $ 347,776    $ 494,247    $ 351,312    $ 193,456
PERCENT OF NOTES PAYABLE
   TO STOCKHOLDERS' EQUITY                         -         72.7%        38.7%         8.5%        11.7%



(1) Data for the years ended and as of January 31, 1997, 1996 and 1995 has been restated to correct certain accounting reflected in the Company's previously issued financial statements for those periods. See Note L of Notes to Consolidated Financial Statements.

(2) See Note K of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(3) The weighted average number of shares outstanding has been adjusted to reflect a 10% stock dividend issued in April 1996.

(4) Gross loans in force represents the total contractual payments (including payments representing future interest) receivable from the installment loans which the Company owns, or in which the Company owns an interest through the purchase of an interest under sharing arrangements with dealers. The amount includes payments that, if collected, will be remitted to the dealers under these sharing arrangements (see Note B of Notes to Consolidated Financial Statements). While not a measure of the Company's loan assets under generally accepted accounting principles, the Company views gross loans in force as a measure of the level of its activities and the activities of its competitors.

Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

GENERAL
-------

         National Auto Credit, Inc., through NAC, Inc., a wholly-owned subsidiary, invests in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company purchases such loans, or interests in pools of such loans (collectively "loan investments"), from member dealers. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing. As of January 31, 1999 the Company had a network of approximately 900 dealers located throughout the United States.

         The loans in which the Company invests are high risk, in that the borrowers are individuals with below average credit quality, and the collateral is subject to loss, damage, significant declines in value and difficulties of repossession. Accordingly, each individual loan has a significant risk of not performing in accordance with its contractual terms. The business in which the Company participates relies on mitigating this risk by acquiring large numbers of loans, thus reducing the exposure to the risk of the default on any one particular loan, and on reasonably estimating the credit losses to be incurred and setting loan purchase prices accordingly. An inability to reasonably predict the future performance of loans being purchased, or to set loan purchase prices that properly reflect those estimates, can significantly increase the risk of material losses from the business of investing in sub-prime used automobile loans.

         As discussed elsewhere herein, on January 16, 1998, Deloitte & Touche, the Company's former independent auditors, resigned, advising the Company that information had come to its attention that led it to no longer be able to rely on the representations of the then management of the Company. As of July 28, 1999, Deloitte & Touche had not withdrawn its opinion on the Company's 1996 or 1997 financial statements. Following the resignation of Deloitte & Touche, the Board of Directors formed a Special Committee to investigate, with the assistance of special independent legal, accounting and auditing experts, the basis for Deloitte & Touche's decision to resign as the Company's auditors and to review certain of the Company's accounting records and financial reporting. As a result of that investigation, a second investigation conducted by a successor Special Committee, and Grant Thornton's reaudit of the fiscal 1997 financial statements, the Company determined that its previously issued fiscal 1995, 1996 and 1997 financial statements required restatement to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to certain errors or irregularities in certain accounting or corporate records. The fiscal 1995, 1996 and 1997 financial statements have been restated, as described in Note L of Notes to Consolidated Financial Statements. All amounts and percentages in the following discussions reflect the effects of such restatements.

         For the year ended January 31, 1999, the Company incurred a loss from continuing operations of $16,065,000, and a net loss of $15,615,000 primarily as the result of a 55.3% decline in revenues to $16,279,000 and the incurrence of costs of $9,585,000 associated with certain litigation and non-recurring charges, as discussed below. The decline in revenues was principally due to the reduction of the size of the Company's loan portfolio. During fiscal 1999 the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. These losses were caused by both the manner in which the Company enrolled dealers and underwrote loans, and overall trends that developed in the sub-prime used car loan industry during those years. In particular, the Company developed a dealer scoring model to allow it to evaluate its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans, and the Company ceased purchasing loans from 70% of the dealers that had been enrolled in the Company's program through January 31, 1998. Additionally, the allegations made and uncertainties about the Company following the resignation of Deloitte & Touche caused some dealers to cease to do business with the Company. The Company's lack of external financing sources during 1999 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to a decline in the number of dealers enrolled in the Company's program and to a decline in the number of loans added.

         The Company incurred a loss from continuing operations of $85,711,000, and a net loss of $91,684,000 for the year ended January 31, 1998. The 1998 losses were principally the result of a 43.0% decline in revenues, and a $75,194,000 increase in the provision for credit losses. The provision for credit losses increased both as the result of a refinement in the methodology used to evaluate the adequacy of the allowance for credit losses, and as the result of significant downward revisions to the Company's estimates of the future cash flows from its loans made to reflect collection deterioration experienced in fiscal 1998.

         During fiscal 1998 and 1999, the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of fiscal 1998 and continuing through the third quarter of fiscal 1999 the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November 1998 using the proceeds of its income tax refund.

         The Company obtained no new debt financing during fiscal 1999, and operated on internally generated cash flows, which resulted from an excess of collections on installment loans over the investment in new loans as the Company reduced the size of its operations. As of January 31, 1999 the Company has no external source of financing, and, therefore, unless or until it is able to obtain new debt or equity financing, the Company's purchases of loans will be limited to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities.

         The Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits, which have been consolidated, filed in the United States District Court for the Northern District of Ohio. The consolidated action seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. Additionally, the Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche. The Company intends to vigorously defend itself in the consolidated lawsuit and is fully cooperating with the investigations. Although the Company has accrued certain costs it expects to incur in defending the civil action and in responding to the investigations, the ultimate outcome of these matters can not presently be predicted and the Company has not recorded any provision for any damages that may result from these actions. The Company's liquidity will be adversely affected as it incurs costs to defend the consolidated lawsuit and respond to the investigations. An unfavorable resolution of any of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

          The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including commitments and contingent liabilities, in the normal course of business. The Company incurred losses from continuing operations in fiscal 1998 and 1999, and continues to incur losses in the current year (fiscal year 2000). During fiscal 1998 and 1999 the Company did not comply with certain covenants of its loan agreements. The Company was able to obtain waivers and extensions and in fiscal 1999 the Company completed the repayment of all of its operating debt. However, to date the Company has been unable to obtain new debt financing (see Note C of Notes to Consolidated Financial Statements). Additionally, the Company is a defendant in significant stockholder litigation and is the subject of certain regulatory investigations (See Note J of Notes to Consolidated Financial Statements). These factors raise substantial doubts about the Company's ability to continue as a going concern and the audit report of Grant Thornton contains an explanatory paragraph with respect to this matter.

          The Company plans to continue to pursue new debt, or equity financing , for use in funding its operations and the settlement of its liabilities, including commitments. However, the Company's pending litigation and other factors may make obtaining such financing difficult. Additionally, the Company will examine the sale of non-operating assets as a source of capital. There can be no assurance that capital will be obtained from these sources. In the interim, or absent obtaining such capital, the Company will restrict its purchase of new loans to the cash flows available from the collections of its existing loans after the use of those cash flows to pay operating expenses and existing liabilities. The Company has a cash balance of approximately $39,000,000 as of June 30, 1999, and it believes that such cash and the cash flows from the collection of existing loans will be sufficient for it to pay operating expenses, existing liabilities, and make some level of new loan purchases, over the next twelve months.

However, there can be no assurance that this plan will be successful. Additionally, the restrictions on the purchase of new loans inherent in such a plan would cause the size of the Company's investments in loans, and its interest income therefrom, to decline over time.

          The Company's existing liabilities include the accrual of estimates of the costs to defend the pending stockholder litigation, and to respond to the pending regulatory investigations. Such matters represent contingent liabilities. The ultimate outcome of these matters, including the timing of their resolution, cannot presently be predicted, and accordingly no provision has been recorded for any damages that may result from these matters. The Company intends to vigorously defend the stockholder litigation, and to cooperate fully with the investigations. However, the need to devote significant cash flows to satisfy any damages resulting from these matters would have a significant adverse effect on the Company's continued operation.

          As a result of these factors the Company's continuation as a going concern will ultimately depend on its ability to (i) obtain new debt or equity financing or other sources of capital which can be invested to achieve profitable operations through growth in interest income (resulting from growth in the investments in loans) and the control of expenses, and (ii) resolve the pending litigation and regulatory investigations. The financial statements do not include any adjustments relating to the recoverability of assets or the amount or settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

RESULTS OF OPERATIONS
---------------------

         INTEREST INCOME: The Company's loan investments result from purchases of installment loans at discounts from the face or contractual amount. Those discounts reflect both (i) an element of interest income that the Company seeks to earn on its investment in the loans, and (ii) the Company's assessment, at the time of purchase, that a portion of the loans it purchases are impaired in that the loans will not be repaid in accordance with their contractual terms.

         At the time of purchase, the Company groups loans into loan pools that it believes will have common future cash flow characteristics, on the basis of possessing similar contractual and risk characteristics. Loans are initially recorded at the cost to purchase the loans, adjusted for any net loan origination fees and related direct incremental loan origination costs. At the time of purchase, the Company's net initial investment in the loans is recorded by establishing as the "gross finance receivable" the contractual cash flows (including contractual interest) to which the Company is entitled, which is offset by the difference between the gross finance receivable and the net initial investment, which is segregated into two components: (i) unearned income, which represents the difference between the net initial investment and the Company's estimate of the future cash flows from the gross finance receivable and (ii) a credit loss discount, which represents the difference between the Company's estimate of the future cash flows from the gross finance receivable and its contractual cash flows.

         Unearned income is recognized as income over the life of the loans on the interest method, using for each pool of loans the interest rate that reflects the difference between the Company's net investment in the loans and its estimate of the future cash flows therefrom as determined at the time of the loan purchase. The Company's net investment in each loan pool includes its net initial investment, any interest income recognized but not yet collected, reduced by collections and any previously recorded allowance for credit losses.

         The following sets forth certain information concerning the Company's investments in and purchases of loans for fiscal 1995 through fiscal 1999:


                                                                                                          Number of
                    Installment     Gross Loans In      Number of        Enrolled         Average         Contracts
Balance as of       Loans, Net         Force(1)         Contracts        Number of        Contract        Purchased
 January 31,       (In Millions)    (In Millions)      Outstanding        Dealers        Purchased       During Year
 -----------       -------------    -------------      -----------        -------        ---------       -----------
    1995              $120.6            $193.5           28,400            1,400           $8,900          20,500
    1996              $222.1            $351.3           53,000            2,300           $8,500          35,900
    1997              $283.5            $494.2           70,000            3,100           $9,900          38,000
    1998              $152.4            $347.8           52,000            3,000           $8,600          30,000
    1999              $ 70.4            $124.3           24,000              900           $8,900           6,000


(1) Gross loans in force represents the total contractual payments (including payments representing future interest) receivable from the installment loans which the Company owns, or in which the Company owns an interest through the purchase of an interest under sharing arrangements with dealers. The amount includes payments that, if collected, will be remitted to the dealers under these sharing arrangements (see Note B of Notes to Consolidated Financial Statements). While not a measure of the Company's loan assets under generally accepted accounting principles, the Company views gross loans in force as a measure of the level of its activities and the activities of its competitors.

         Interest income declined to $15,322,000 in fiscal 1999 from $35,304,000 in fiscal 1998, representing a decline of 56.6%. The decline is principally attributable to the 53.8% decrease in the size of the Company's total net loan investments, (i.e., the gross finance receivables less the unearned income, credit loss discount and allowance for credit losses) from $152,447,000 at January 31, 1998 to $70,401,000 at January 31, 1999. Interest income declined at a rate slightly greater than the decline in the size of the Company's total loan investment as a result in a decline in the Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans, from 16.2% for fiscal 1998 to 13.8% for fiscal 1999. The effective yield declined in 1999 because of the Company's more selective approach to loan underwriting, which meant paying generally higher percentages of the loans' face or contractual amount for higher quality loans, and the use of more conservative estimates of future loan cash flows, reflecting the deterioration in the collection history experienced in 1998. Each of these factors reduced the amount of the initial loan discount attributed to unearned income, and thus the interest yield. At January 31, 1999, the Company's total net loan investment of $70,401,000 has a weighted-average yield of 12.7%.

         Interest income declined 37.6% to $35,304,000 in fiscal 1998 from $56,573,000 in fiscal 1997. The Company's total net loan investments declined 46.2% from $283,498,000 at January 31, 1997 to $152,447,000 at January 31, 1998.
The Company's effective yield on its loans declined from 22.4% for fiscal 1997 to 16.2% for fiscal 1998. The Company's February 1, 1997 refinement of its methodology for determining its allowance for credit losses, as described below, caused a portion of the decline in the size of the Company's net loan investment. This also affected the manner in which the discount at which a loan is purchased is subsequently included in interest income and was the principal cause for the decline in the effective yield between fiscal 1997 and 1998. Currently, the unearned income recorded when the loan is purchased, and recognized in income over the life of the loan, is based on estimated future cash flows and not on contractual future cash flows. Additionally, interest income can only be recognized up to the amount collectable based on the present value of the future cash flows.

         FEES AND OTHER INCOME: Fees and other income includes fees from the sale of warranty contracts, fees earned for collection services, floorplanning and enrollment and maintenance fees charged to dealers. The Company discontinued selling warranty contracts and recording fee income from collection services in fiscal 1998, as a result of which fees and other income declined from $7,299,000 in fiscal 1997 to $1,092,000 in fiscal 1998 and $957,000 in fiscal 1999. In fiscal 1999 the Company discontinued floorplanning and, as a result, the level of fees and other income may decrease in the future.

         PROVISION FOR CREDIT LOSSES: Effective February 1, 1997, the Company refined its methodology for determining the allowance for credit losses to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS 118), "Accounting by Creditors for Impairment of a Loan." On a continual basis the Company reviews its estimates of future cash flows for its loan pools. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that serve as the basis for predicting future loan performance. The Company's net investment in each loan pool is compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company is recognizing interest income on that pool of loans. Where the estimated cash flows have been revised downward and, as a result, such a comparison reflects an excess of the investment over the present value of the future cash flows, the Company records an allowance for credit losses by a charge to expense, and also reduces unearned income by a reclassification to the credit loss discount so that future interest income will reflect the same original annual interest rate on the net investment in the loan pool. In those instances where a revised estimate of future cash flows indicates an increase in estimated cash flows over the previous estimate, the Company first reverses into income any previously recorded provision for credit losses, and then increases the rate at which future interest income is recognized by a reclassification from the credit loss discount to unearned income.

         Prior to the Company's February 1, 1997 refinement of its method of determining the allowance for credit losses described above, the Company evaluated the adequacy of its allowance for credit losses using a method generally similar to that described previously, except that the estimated cash flows were compared to the Company's net investment on an undiscounted basis. Information concerning the changes in the allowance for credit losses, and the provision for credit losses charged to expense, is set forth in Note B of Notes to the Consolidated Financial Statements.

         The provision for credit losses was $2,961,000 for fiscal 1999 as compared to $116,049,000 for fiscal 1998. The fiscal 1998 provision was influenced by certain factors and events, as discussed below, and is therefore not comparable to the 1999 provision, or indicative of the level of future credit loss provisions. At January 31, 1999, the allowance for credit losses was 19.3% of the Company's net investment in loans, before the allowance, as compared to 28.8% at January 31, 1998. In determining the allowance for credit losses, the Company used weighted average estimates of the future cash flows from its loans, expressed as a percentage of the contractual amounts receivable, of 57.3% at January 31, 1999 and 57.4% at January 31, 1998. The allowance for credit losses as a percentage of the net investment in the loans before the allowance declined from January 31, 1998 to January 31, 1999 as the result of the change in the Company's charge-off policy. Effective November 1, 1998, the Company revised its charge-off policy to charge-off loans as uncollectible at the earlier of (i) the repossession of the collateral, or (ii) a loan becoming 180 days contractually past due. Previously the Company's policy was to charge-off loans when they became 270 days past due on a recency basis. The change in the charge-off policy, while affecting the amount of gross finance receivables, the allowance for credit losses, and the credit loss discount did not have any material affect on net (loss) income.

         The fiscal 1998 provision for credit losses included $41,667,000 resulting from the Company's February 1, 1997 refinement of its method of determining the allowance for credit losses, as described above. The remaining provision of $74,382,000 reflected downward revisions in the Company's estimates of the future cash flows from its loans, to a weighted average of 57.4% of the contractual amount at January 31, 1998 from a weighted average of 67.2% at January 31, 1997. The downward 1998 revision reflects both (i) deterioration in collections experienced by the Company in 1998, in particular with respect to loans purchased in fiscal 1997, and (ii) the Company's use of more detailed historical collections information, which became available in 1998 as the result of enhancements in the Company's information systems. The Company believes that it, and other companies in the sub-prime used car finance business, experienced collection deterioration in the 1997-1998 period as the result of the rapid expansion of loan portfolios. To capitalize on economies of scale, the Company in 1997 increased its loan portfolio 41.3%, from $245,382,000 at January 31, 1996 to $346,805,000, at January 31, 1997. Efforts to expand the loan portfolio led to the purchase of loans that possessed greater credit risks. These greater credit risks were underestimated when the Company initially underwrote and recorded the loans, and did not become fully evident until later in the loan maturation cycle.

         The fiscal 1997 provision for credit losses of $40,855,000 results from the use of a weighted average estimate of future cash flows of 67.2%. The allowance for credit losses was 18.3% of the Company's net investment in loans at January 31, 1997. As discussed above, the 1997 allowance for credit losses does not reflect the discounting of estimated future cash flows.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses declined to $11,078,000 for fiscal 1999 from $13,527,000 for fiscal 1998, but increased as a percentage of revenues, due to the decline in revenues, from 37.2% of revenues in fiscal 1998 to 68.1% in fiscal 1999. Operating expenses were $5,501,000 or 8.6% of revenues in 1997.

         The majority of the costs that comprise operating expenses are variable in nature and will increase and decrease with the level of the Company's loan purchase and collection activities. However, changes in the size of the Company's loan portfolio will not immediately allow personnel reductions in certain functions. Accordingly, operating expenses fell at a rate less than the decline in revenues in 1999, and the magnitude and timing of reductions in operating expenses will generally be less, and later, than declines in revenues.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses declined to $4,938,000 for fiscal 1999 from $5,746,000 for fiscal 1998, but increased as a percentage of revenues, due to the decline in revenues, from 15.8% in fiscal 1998 to 30.3% in fiscal 1999. General and administrative expenses were $5,167,000 or 8.1% of revenues in 1997.

         General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The decrease in general and administrative costs in 1999, as compared to 1998, was due to lower personnel and occupancy costs offset by an increase in professional services. The increase in general and administrative expenses in 1998, as compared to the fiscal 1997, was due to higher professional fees.

         LITIGATION AND NON-RECURRING CHARGES: As previously discussed, following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting, and underwent changes in management. In fiscal 1998 the Company accrued initial estimates of litigation and non-recurring costs. The Company has $3,000,000 accrued for such future costs as of January 31, 1999. Included in the results of operations for fiscal 1999 and 1998, respectively, are the following costs related to the investigations and management changes (in thousands):


                                                       Years ended January 31,
                                                       -----------------------
                                                        1999            1998
                                                       ------          ------
         Legal fees relating to defending litigation   $2,545          $3,152
         Loan waiver and prepayment fees                1,483           3,815
         Crisis management consulting                   3,898              58
         Fees for special independent audits              845             305
         Costs of special investigations                  654             250
         Other                                            160              65
                                                       ------          ------
                                                       $9,585          $7,645
                                                       ======          ======


         INTEREST EXPENSE: Interest expense decreased by $2,572,000 in fiscal 1999, to $3,726,000 from $ 6,298,000 in fiscal 1998, principally as a result of the decline in the Company's level of outstanding debt, which declined from an average of $86,338,000 in fiscal 1998 to an average of $45,370,000 in fiscal 1999. The Company's debt was reduced with the cash flow from the net reduction in the size of its loan portfolio and the receipt of an income tax refund. The effect of the lower level of outstanding debt was partially offset by an increase in the Company's average interest rate, which increased to 9.5% for fiscal 1999 from 6.8% in fiscal 1998. Fiscal 1999 interest expense was also reduced by $855,000 in interest income generated by short-term marketable securities.

         In fiscal 1998, interest expense increased by $3,585,000 to $6,298,000 from $2,713,000 in 1997 principally as the result of the increase in the Company's level of borrowings, from an average of $42,436,000 in fiscal 1997 to an average of $86,338,000 in fiscal 1998. The Company's effective borrowing rate also increased from 6.0% in fiscal year 1997 to 6.8% in 1998.

         INCOME TAXES: The Company recorded a tax provision of $56,000 for fiscal 1999 and a tax benefit of $27,158,000 in fiscal 1998. The 1998 benefit resulted from the carryback of the Company's 1998 loss against prior years' taxable income. As a result of the carryback, the Company was entitled to a $54,877,000 refund of previously paid income taxes, which was recorded at January 31, 1998 and received substantially all in fiscal 1999. The Company's 1998 and 1999 losses also produced net operating loss carryforwards, which can be used to reduce taxes payable on future taxable income. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization (see Note E of Notes to Consolidated Financial Statements).

         The Company recorded a provision for income taxes of $2,068,000 in 1997. The effective tax rate in 1997 was 21.5%.

         DISCONTINUED OPERATIONS: Prior to fiscal 1997 the Company also engaged in the automobile rental business, including the subsequent sale of cars when retired from its rental fleet. The automobile rental operations, conducted under the names Agency Rent-A-Car, Altra Auto Rental and Automate Auto Rental, rented vehicles principally on a short-term basis to the insurance replacement market. The Company disposed of its rental fleet and this operation in fiscal 1996 through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by the Company. National Motors was a Company owned dealership which sold vehicles retired from the rental fleet. The Company discontinued the operations of National Motors in fiscal 1997.

         The fiscal 1997 loss from discontinued operations of $397,000 includes the operating results of National Motors. Also, included in the 1997 results are a charge of $2,800,000 relating to class action overtime litigation (see Note K of Notes to Consolidated Financial Statements), and a provision of $3,029,000 for self-insurance liabilities (see Note K of Notes to Consolidated Financial Statements). The tax benefit of $10,065,000 allocated to discontinued operations, and a tax benefit of $979,000 offset against the loss on the disposal of the operations, includes adjustments to previously recorded deferred taxes of $6,715,000 for differences between the financial reporting and tax basis of assets and liabilities that reversed upon the disposal of the operations.

         The fiscal 1998 loss from discontinued operations of $5,973,000 primarily reflects the effect of the Company's recording in that year of additional self-insurance losses and the accrual of $2,720,000 payable under the Company's settlement with the U.S. Department of Labor (see Note J of Notes to Consolidated Financial Statements). The fiscal 1998 loss included income tax expense of $2,690,000.

         The fiscal 1999 income of $450,000 represents the effects of refunds from a funded workers' compensation partnership related to the discontinued operations.

         On an ongoing basis the Company's results of operations and liquidity are unlikely to be affected by the discontinued operations except for the effects of the payment of self-insurance claims on the Company's liquidity, and the effects on the results of operations of any additional revisions to the Company's estimates for its self-insurance liabilities. The Company's aggregate self-insurance claims liability of $ 4,880,000 as of January 31, 1999 is subject to further revision as new information is available, and such revisions may be material due to the uncertainties inherent in the estimation process.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During fiscal year 1999, the Company generated $33,402,000 in cash flows from operations, and additionally generated $79,734,000 of cash flows from the net reduction in the size of its loan portfolio. The $33,402,000 of cash flows from operations included the benefit of a net refund of $52,079,000 of previously paid income taxes generated by the carryback of the Company's 1998 losses. The cash flows generated by these sources were used in 1999 to repay $83,838,000 of debt outstanding under the Company's bank group facility and senior notes, and to retain a cash balance of $32,109,000 at January 31, 1999. During fiscal 1998 and 1999, the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of fiscal 1998 continuing through the third quarter of fiscal 1999 the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November 1998.

         In fiscal 1998, the Company generated $1,759,000 in cash flow from operations, which was offset by $1,973,000 in investing cash outflows, primarily due to the payments on affordable housing investments. The Company increased its cash position from January 31, 1997 to January 31, 1998 by $2,926,000, principally as the result of net financing cash flows from borrowings of $3,140,000.

         In 1997 the Company utilized $70,088,000 of cash for investing activities, principally to increase its loan portfolio. The cash was obtained from increased borrowings, which generated financing cash flows of $64,009,000, and operating cash flows of $6,170,000.

         The Company believes that the cash on hand of $32,109,000 at January 31, 1999, plus cash flows from loan collections, will be sufficient to fund its activities through January 31, 2000. However, as previously discussed, the Company's lack of external financing sources will limit its ability to purchase new loans to the net cash available from the collections from its existing loan portfolio after paying operating expenses and existing liabilities, including costs associated with pending civil litigation and investigations. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

YEAR 2000
---------

         The "Year 2000" issue involves the ability of computer systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company has conducted a review of its computer systems, and has identified the remedial actions necessary to make its systems Year 2000 compliant. The remedial actions that have been identified as necessary are currently underway. In the Company's view, such remedial actions are not complex, and accordingly the Company believes that it will not encounter significant difficulties in completing the steps and achieving Year 2000 compliance in time to train employees and test systems before the end of calendar 1999. The costs of Year 2000 compliance, which are being expensed as incurred, are not expected to be material. However, there can be no guarantee that the Company will not encounter unexpected Year 2000 compliance problems that will adversely affect its operations.

         The Company has also reviewed its exposure to the risk that significant providers of goods and services might not achieve Year 2000 compliance. In particular, the Company would be at risk to adverse effects on its operations if the financial institutions which process the Company's disbursements and loan cash collections were unable to achieve Year 2000 compliance. The Company has initiated formal communications with those institutions, and on the basis of those communications believes that it is unlikely that its operations will be adversely affected by the lack of Year 2000 compliance by these entities. However, there can be no guarantee that one of the Company's significant providers of goods and services will not encounter Year 2000 compliance problems which will adversely affect the Company.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"(as amended by SFAS 137). SFAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its financial statements.

OTHER
-----

         The Company's exposure to the risks of inflation is generally limited to the potential impact of inflation on the operating and general and administrative expenses. To date inflation has not had a material adverse impact on the Company.

         The Company does not utilize futures, options or other derivative financial instruments.

FORWARD-LOOKING STATEMENTS
--------------------------

         The preceding paragraphs contain forward-looking comments that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These comments are subject to, and the actual future results may be impacted by, the cautionary limitations and factors outlined in the following narrative comments.

          Forward-looking statements are inherently subject to various risks and uncertainties with respect to expectations for future periods. The risks and uncertainties include future developments concerning the Company's relationships with the dealers from which it purchases loans, the availability of capital and other factors which may affect the volume of loan purchases by the Company, the Company's collection experience, the impact of competition, adverse changes in applicable laws and regulations, adverse changes in economic conditions and adverse developments or effects of the litigation or investigations now pending. Significant changes concerning any of these factors could cause future results to be materially different that any future results discussed in any forward-looking comments contained herein.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

         Like virtually all commercial enterprises, the Company can be exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

         The Company does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly, the Company is not exposed to market risk from these sources.

         The Company's loan portfolio is comprised of fixed rate financing agreements with high credit risk consumers. The rates on these loan agreements cannot be increased for changes in market conditions, and accordingly these loans are not subject to market risk.

         As of January 31, 1999 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

Item 8. Financial Statements and Supplementary Data
------- -------------------------------------------

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company incurred losses from continuing operations for the years ended January 31, 1999 and 1998, and as the result of loan covenant violations was required in 1999 to repay its operating debt and has been unable to obtain new debt financing. Additionally, the Company is a defendant in significant stockholder litigation, and is subject to certain regulatory investigations. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Grant Thornton LLP
Cleveland, Ohio
June 30, 1999

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           January 31,
                                                     ----------------------
                                                        1999         1998
                                                     ---------    ---------
ASSETS
Cash and cash equivalents                            $  32,109    $   4,682
Installment loans, net (Note B)                         70,401      152,447
Property and equipment, net of accumulated
  depreciation of $5,262 and $7,188, respectively        8,558        8,615
Affordable housing investments (Note D)                 10,270       10,034
Income taxes refundable                                  3,295       54,877
Other assets                                             2,659        3,459
                                                     ---------    ---------

TOTAL ASSETS                                         $ 127,292    $ 234,114
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Self-insurance claims (Note K)                     $   4,880    $   9,144
  Notes payable (Note C)                                    --       83,838
  Accrued income taxes (Note E)                          6,510        5,955
  Other liabilities (Note D)                            16,126       19,887
                                                     ---------    ---------
                                                        27,516      118,824

COMMITMENTS AND CONTINGENCIES (Note J)                      --           --

STOCKHOLDERS' EQUITY (Notes F and G)
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                             --           --
  Common stock - $.05 par value,
    authorized 40,000,000 shares, issued
    29,982,512 and 29,906,112 shares, respectively       1,500        1,495
  Additional paid-in capital                           166,168      166,072
  Retained deficit                                     (55,789)     (40,174)
  Treasury stock, at cost, 1,345,968 shares            (12,103)     (12,103)
                                                     ---------    ---------
                                                        99,776      115,290
                                                     ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 127,292    $ 234,114
                                                     =========    =========



See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Years Ended January 31,
                                                -----------------------------------
                                                   1999         1998        1997
                                                ---------    ---------    ---------
                                                                          (Restated)
                                                                           (Note L)
REVENUE
     Interest income                            $  15,322    $  35,304    $  56,573
     Fees and other income                            957        1,092        7,299
                                                ---------    ---------    ---------
        Total                                      16,279       36,396       63,872

COSTS AND EXPENSES
     Provision for credit losses                    2,961      116,049       40,855
     Operating                                     11,078       13,527        5,501
     General and administrative                     4,938        5,746        5,167
     Litigation and non-recurring charges           9,585        7,645           --
     Interest                                       3,726        6,298        2,713
                                                ---------    ---------    ---------
        Total                                      32,288      149,265       54,236
                                                ---------    ---------    ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                             (16,009)    (112,869)       9,636

Provision (benefit) for income taxes (Note E)          56      (27,158)       2,068
                                                ---------    ---------    ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS          (16,065)     (85,711)       7,568

DISCONTINUED OPERATIONS, NET OF TAX  (Note K)         450       (5,973)        (397)
                                                ---------    ---------    ---------

NET (LOSS) INCOME                               $ (15,615)   $ (91,684)   $   7,171
                                                =========    =========    =========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                      $    (.56)   $   (3.00)   $     .26
     Discontinued operations                          .01         (.21)        (.01)
                                                ---------    ---------    ---------
         Net (loss) earnings per share          $    (.55)   $   (3.21)   $     .25
                                                =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (000's)
        Basic                                      28,609       28,542       28,501
                                                =========    =========    =========
        Diluted                                    28,609       28,542       28,621
                                                =========    =========    =========



See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                 Common Stock                                   Foreign
                             -----------------------  Additional    Retained    Currency
                                            Par        Paid-In      Earnings   Translation   Treasury
                              Shares       Value       Capital     (Deficit)   Adjustment      Stock         Total
                            ---------    ---------    ----------   ---------  -----------    --------      ---------

BALANCE,
  FEBRUARY 1, 1996,
     as previously
       reported                27,183    $   1,359    $ 128,133    $  92,738    $  (1,349)   $ (11,622)   $ 209,259

Prior period
     adjustment (Note L)                                             (11,503)       1,349                   (10,154)
                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
  FEBRUARY 1, 1996,
     as restated               27,183        1,359      128,133       81,235           --      (11,622)     199,105

  Net income, as restated                                              7,171                                  7,171
  Stock issued under
    benefit plans                  74            4          710                                                 714
  Stock dividend issued         2,589          129       36,762      (36,896)                                    (5)
                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
  JANUARY 31, 1997,
     as restated               29,846        1,492      165,605       51,510           --      (11,622)     206,985

  Net loss                                                           (91,684)                               (91,684)
  Stock issued under
    benefit plans                  60            3          467                                                 470
  Treasury stock
    purchases                                                                                     (481)        (481)
                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
  JANUARY 31, 1998             29,906        1,495      166,072      (40,174)          --      (12,103)     115,290


  Net loss                                                           (15,615)                               (15,615)
  Stock issued under
    benefit plans                  77            5           96                                                 101

BALANCE,                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
  JANUARY 31, 1999             29,983    $   1,500    $ 166,168    $ (55,789)   $      --    $ (12,103)   $  99,776
                            =========    =========    =========    =========    =========    =========    =========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                            Years Ended January 31,
                                                                     -----------------------------------
                                                                        1999         1998         1997
                                                                     ---------    ---------    ---------
                                                                                               (Restated)
                                                                                                (Note L)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income                                                    $ (15,615)   $ (91,684)   $   7,171
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
    Depreciation and amortization                                        1,296        1,897        3,333
    Accrued interest income                                                 --           --      (13,598)
    Provision for credit losses                                          2,961      116,049       40,855
    Loss on disposal of rental operations                                   88        1,126           35
    Deferred income taxes                                                   --       23,675      (23,123)
    Changes in operating assets and liabilities:
      Accounts receivable                                                   --           --        1,180
      Accrued income tax/refundable                                     52,137      (54,979)        (838)
      Other liabilities                                                 (4,722)       7,395       (1,213)
      Self-insurance claims                                             (4,352)     (10,427)      (7,819)
      Other operating assets and liabilities, net                        1,609        8,707          187
                                                                     ---------    ---------    ---------

    Net cash provided by operating activities                           33,402        1,759        6,170
                                                                     ---------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on gross finance receivable                   105,950      131,283      102,763
     Purchase of loans                                                 (26,216)    (130,753)    (180,607)
     Proceeds from sale of rental automobiles                               --           --       11,155
     Purchase of dealership inventory                                       --           --         (471)
     Purchase of other property and equipment                             (833)        (940)      (1,258)
     Purchase of affordable housing investments                         (1,219)      (1,622)      (1,994)
     Purchase of other rental automobiles                                   --           --         (115)
     Other investing activities, net                                        80           59          439
                                                                     ---------    ---------    ---------

     Net cash provided by (used in) investing activities                77,762       (1,973)     (70,088)
                                                                     ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) on operating debt and notes payable     (83,838)       3,638       63,300
     Payments to acquire treasury stock                                     --         (481)          --
     Stock issued under benefit plans                                      101          470          714
     Other financing activities, net                                        --         (487)          (5)
                                                                     ---------    ---------    ---------

     Net cash (used in) provided by financing activities               (83,737)       3,140       64,009
                                                                     ---------    ---------    ---------

Increase in cash and cash equivalents                                   27,427        2,926           91
Cash and cash equivalents at beginning of year                           4,682        1,756        1,665
                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year                             $  32,109    $   4,682    $   1,756
                                                                     =========    =========    =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                                   $   5,646    $   5,506    $   2,308
                                                                     =========    =========    =========
     Income taxes paid (refunded)                                    $ (52,079)   $   6,508    $  15,901
                                                                     =========    =========    =========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


NOTE A - Summary of Significant Accounting Policies
         ------------------------------------------

NATURE OF OPERATIONS AND CONCENTRATIONS:

         National Auto Credit, Inc. (the "Company"), a financial services company, began operations in 1969. Since October 1992, the Company has operated as an alternative-financing source for independent automobile dealerships throughout the United States. The primary business of the Company is to invest in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company purchases such loans, or interests in pools of such loans (collectively "loan investments") from member dealerships. The Company performs the underwriting and collections functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources and as a result might otherwise be unable to obtain financing.

         The Company's realization of its investments in loan investments, and interest income therefrom, is dependent on the ability of the customers to repay the installment notes. Economic conditions in the geographic area in which a customer resides can affect repayment. Loans and interest in pools of loans are purchased from dealers throughout the United States. No individual dealer is the source of more than 2% of the Company's loan investments. From time to time certain states represent the source of significant portions of the Company's loan investments, and thus geographical concentrations of credit risk. As of January 31, 1999, 12.1% and 10.9% of the Company's loan investments relate to consumers in North Carolina and Texas. The Company attempts to mitigate its credit risk by retaining a security interest in the vehicle financed by the loan.

PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES:

         The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS:

         All highly liquid investments, such as commercial paper, U.S. treasury bills and certificates of deposits with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value.

INSTALLMENT LOANS, INTEREST INCOME AND ALLOWANCE FOR CREDIT LOSSES:

         The Company's loan investments result from purchases of installment loans at discounts from the face or contractual amount. Those discounts reflect both (i) an element of interest income that the Company seeks to earn on its investment in the loans, and (ii) the Company's assessment, at the time of purchase, that a portion of the loans it purchases are impaired in that the loans will not be repaid in accordance with their contractual terms.

         At the time of purchase, the Company groups loans into loan pools that it believes will have common future cash flow characteristics, on the basis of possessing similar contractual and risk characteristics. Loans are initially recorded at the cost to purchase the loans, adjusted for any net loan origination fees and related direct incremental loan origination

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE A - Summary of Significant Accounting Policies (cont.)
         --------------------------------------------------

costs. At the time of purchase, the components of the Company's net initial investment in the loans is recorded by establishing as the "gross finance receivable" the contractual cash flows (including contractual interest) to which the Company is entitled, which is offset by the difference between the gross finance receivable and the net initial investment, which is segregated into two components; (i) unearned income, which represents the difference between the net initial investment and the Company's estimate of the future cash flows from the gross finance receivable, and (ii) a credit loss discount, which represents the difference between the Company's estimate of the future cash flows from the gross finance receivable and its contractual cash flows.

         Prior to mid-1999, the majority of the Company's loan investments took the form of the Company's purchase of interests in pools of loans, which were made under sharing agreements between the Company and individual dealers, rather than the current program whereby the Company is purchasing whole loans. In general, the sharing agreements provided that the dealer would receive an initial payment ("the dealer advance") from the Company of a percentage of the contractual principal in return for which the Company would be entitled to retain, after collection costs, (i) 20% of all collections from that dealer's loans, and (ii) the remaining 80% of the collections from that dealer's loans until the Company recovered all of that dealer's advances, computed on an aggregate basis for all loans covered by the sharing agreement with that dealer. The dealer advance represented the Company's net initial investment, which was recorded in the manner described in the preceding paragraph based on the portion of the pools of loans the Company was entitled to under such sharing agreements (i.e., contractual cash flows from the loans net of the contractual cash flows to which the dealer would be entitled).

         Unearned income is recognized in income over the life of the loans on the interest method, using for each pool of loans the interest rate that reflects the difference between the Company's net investment in the loans and its estimate of the future cash flows therefrom, as determined at the time of the loan purchase. The Company's net investment in each loan pool includes its net initial investment, any interest income recognized but not yet collected, reduced by collections and any previously recorded allowance for credit losses.

         Effective February 1, 1997, the Company refined its methodology for estimating allowance for credit losses to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS
118), "Accounting by Creditors for Impairment of a Loan." On a continual basis, the Company reviews its estimates of future cash flows for its loan pools. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that serve as the basis for predicting future loan performance. The Company's net investment in each loan pool is compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company is recognizing interest income on that pool of loans. Where the estimated cash flows have been revised downward and as a result such a comparison reflects an excess of the investment over the present value of the future cash flows, the Company records an allowance for credit losses by a charge to expense. The Company also reduces unearned income by a reclassification to the credit loss discount so that future interest income will reflect the original annual interest income rate on the net investment in the loan pool. In those instances where a revised estimate of future cash flows indicates an increase in estimated cash flows over the previous estimate, the Company first reverses into income any previously recorded allowance for credit losses, and then increases the rate at which future interest income is recognized by a reclassification from the credit loss discount to unearned income.

         Prior to the Company's February 1, 1997 refinement of its method of determining the allowance for credit losses method described above, the Company evaluated the adequacy of its allowance for credit losses using a method generally similar to that described above, except that the estimated cash flows were compared to the Company's net investment on an undiscounted basis. The effect of utilizing discounting consistent with SFAS 114 was $41,667,000, which is included in the provision for credit losses recorded in fiscal 1998.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE A - Summary of Significant Accounting Policies (cont.)
         --------------------------------------------------

         The Company's policy, effective November 1, 1998, is to charge-off loans as uncollectible at the earlier of (i) the repossession of the collateral, or (ii) a loan becoming 180 days contractually past due. From November 1, 1997 until October 31, 1998, loans were charged-off once they became 270 days past due on a recency basis. Prior to November 1, 1997, loans were charged-off once they became one year contractually past due. Loan charge-offs are recorded by eliminating the remaining gross finance receivable against the allowance for credit losses and the credit loss discount on a pro-rata basis. The changes in the Company's charge-off policy did not have any material affect on net (loss) income.

         Also see Note B.

FEES AND OTHER INCOME:

         Fees and other income includes non-refundable enrollment fees which, prior to fiscal 1999, the Company charged each dealer upon its acceptance into the Company's program, and annual maintenance fees charged to the member dealers. Such fees were deferred, as were any incremental direct costs associated with the initial enrollment of the dealer, and recognized in income on a straight-line basis over twelve months.

         Fees and other income also include fees earned on collections, sale of warranty contracts and floorplanning. The Company had discontinued floorplanning by the end of fiscal 1999 and discontinued fees earned on collections, and the sale of warranty contracts, in fiscal 1998.

PROPERTY AND EQUIPMENT:

         Property and equipment is stated at cost, and is depreciated using the straight-line method over its estimated useful life. The most significant components of property and equipment are buildings and computer equipment, which are generally depreciated over 30 and 5 years, respectively.

INCOME TAXES:

         Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is anticipated that some or all of a net deferred tax asset may not be realized. See Note E.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

         The Company accounts for stock options and awards in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on net income (loss) and earnings
(loss) per share had the Company adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards. See Note G.

EARNINGS PER SHARE:

         The Company adopted the requirements of SFAS 128, "Earnings Per Share," effective with the fourth quarter of fiscal 1998. As required by SFAS 128, previously reported earnings per share amounts have been restated.

         Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents (stock options) would have an antidilutive effect on loss per share for fiscal 1999 and 1998 and is immaterial to the earnings per share for fiscal 1997.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE A - Summary of Significant Accounting Policies (cont.)
         --------------------------------------------------

COMPREHENSIVE INCOME:

         During fiscal 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 130 established standards for reporting and displaying comprehensive income and its components in a full set of financial statements. During the years presented, the Company had no components of Other Comprehensive Income. Accordingly, the Company has not presented a separate statement of comprehensive income.

NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities"(as amended by SFAS 137). SFAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its financial statements.

RECLASSIFICATIONS:

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE B - Installment Loans, Net
         ----------------------

         The following table sets forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of the Company's net installment loans as of and for the years ended January 31, 1997, 1998 and 1999 (amounts for the year ended January 31, 1997 restated as described in Note L) (in thousands):


                                      Gross                     Credit     Allowance   Installment
                                     Finance      Unearned       Loss      for Credit     Loans,
                                    Receivable     Income      Discount      Losses        Net
                                    ----------   ---------    ---------    ---------   -----------

Balance, January 31, 1996           $ 299,215    $ (53,833)   $      --    $ (23,284)   $ 222,098
   Purchases                          264,548      (71,582)          --           --      192,966
   Cash collected                    (148,971)          --           --           --     (148,971)
   Charge-offs                        (14,847)       9,965           --        4,882           --
   Provision for credit losses             --           --           --      (40,855)     (40,855)
   Interest income                     13,598       42,975           --           --       56,573
   Reclassification                        --       28,810      (28,810)          --           --
   Dealer fees charged                  5,737           --           --       (4,050)       1,687
                                    ---------    ---------    ---------    ---------    ---------

Balance, January 31, 1997             419,280      (43,665)     (28,810)     (63,307)     283,498
   Purchases                          177,449      (31,838)     (20,383)          --      125,228
   Cash collected                    (166,216)          --           --           --     (166,216)
   Charge-offs                       (160,823)          --       33,938      126,885           --
   Provision for credit losses(a)          --           --           --     (116,049)    (116,049)
   Interest income                         --       35,304           --           --       35,304
   Reclassification                        --       19,665      (19,665)          --           --
   Dealer fees charged                     --           --           --       (9,318)      (9,318)
                                    ---------    ---------    ---------    ---------    ---------

Balance, January 31, 1998             269,690      (20,534)     (34,920)     (61,789)     152,447
   Purchases                           44,349       (1,840)     (15,316)          --       27,193
   Cash collected                    (120,934)          --           --           --     (120,934)
   Charge-offs                        (77,632)          --       29,046       48,586           --
   Provision for credit losses             --           --           --       (2,961)      (2,961)
   Interest income                         --       15,322           --           --       15,322
   Reclassification                        --           --           --           --           --
   Dealer fees charged                     --           --           --         (666)        (666)
                                    ---------    ---------    ---------    ---------    ---------

Balance, January 31, 1999           $ 115,473    $  (7,052)   $ (21,190)   $ (16,830)   $  70,401
                                    =========    =========    =========    =========    =========


(a) Includes $ 41,667,000 attributable to the effects of utilizing discounting as of February 1, 1997 in the determination of the allowance for credit losses. See Note A.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE B - Installment Loans, Net (cont.)
         ------------------------------

         The balances at January 31, 1998 and 1999 include amounts related to whole loans purchased by the Company, and to loan interests purchased under sharing agreements with dealers, as follows (in thousands):


                      Gross                 Credit     Allowance  Installment
                     Finance   Unearned      Loss     for Credit     Loans,
                   Receivable   Income     Discount     Losses        Net
                   ----------  --------    --------   ----------  -----------
January 31, 1998
   Whole loans      $     --   $     --    $     --    $     --    $     --
   Loan interests    269,690    (20,534)    (34,920)    (61,789)    152,447
                    --------   --------    --------    --------    --------
   Total            $269,690   $(20,534)   $(34,920)   $(61,789)   $152,447
                    ========   ========    ========    ========    ========

January 31, 1999
   Whole loans      $ 22,142   $ (1,132)   $(11,248)   $     --    $  9,762
   Loan interests     93,331     (5,920)     (9,942)    (16,830)     60,639
                    --------   --------    --------    --------    --------
   Total            $115,473   $ (7,052)   $(21,190)   $(16,830)   $ 70,401
                    ========   ========    ========    ========    ========



         The whole loans and the loans underlying the loan interests, outstanding at January 31, 1999, generally have initial terms ranging from 12 to 48 months, with average initial terms and amounts of 39 months and $10,000, respectively. At January 31, 1999 and 1998 the average remaining term was 20 and 25 months, respectively, and the percentage of loans which were greater than 120 days past due were 6.5% and 15.0%, respectively.

         The gross finance receivable represents the cash flows to which the Company is contractually entitled under the terms of the loans and, where applicable, the terms of its sharing agreements with dealers. At January 31, 1999, the contractual maturities of the gross finance receivable is as follows (in thousands):


                                                                   Gross
                                             Whole      Loan      Finance
                                             Loans   Interests   Receivable
                                           --------  ---------   ----------

Year ended January 31,
--------------------------
            2000                           $  8,674   $ 56,977   $  65,651
            2001                              7,979     30,009      37,988
            2002                              5,208      6,341      11,549
            2003                                281          4         285
                                           --------   --------   ---------
           Total                           $ 22,142   $ 93,331   $ 115,473
                                           ========   ========   =========


                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE B - Installment Loans, Net (cont.)
         ------------------------------

         The gross finance receivable excludes the contractual maturities to which the dealers would be entitled if the loans were paid in accordance with their terms. At January 31, 1999 the contractual maturities of the gross loans in force is as follows (in thousands):


Year ended January 31,
-----------------------------
            2000                    $  70,678
            2001                       40,897
            2002                       12,433
            2003                          306
                                    ----------
           Total                    $ 124,314
                                    ==========


         The above information should not be used to project future cash flow as it is the Company's experience that a portion of the installment loans may be paid subsequent to due date, paid in full or charged-off prior to contractual maturities dates.

NOTE C - Notes Payable
         -------------

         Notes payable are as follows (in thousands):

                                                    January 31,
                                              -----------------------
                                                1999           1998
                                              --------      ---------

Senior Debt, Term Notes
   Due 2000 - stated interest rate 7.66%      $   -         $  9,000
   Due 2001 - stated interest rate 7.66%          -            9,000
   Due 2002 - stated interest rate 7.66%          -            9,000
   Due 2003 - stated interest rate 7.66%          -            9,000
   Due 2004 - stated interest rate 7.66%          -            9,000

Bank Group Facility                               -           38,000
Unsecured Line of Credit                          -              838
                                              --------      ---------
                                              $   -         $ 83,838
                                              ========      =========




         During fiscal 1999 and 1998 the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of fiscal 1998 through the third quarter of fiscal 1999 the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November, 1998 using the proceeds of its income tax refund (see Note E). In connection with the redemption of the senior notes the Company paid an amendment fee of $500,000, and a prepayment penalty of $2,939,000, of which $1,039,000 and $2,400,000 were charged to expense in fiscal years 1999 and 1998, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE D - Other Liabilities
         -----------------

         Other liabilities are as follows (in thousands):


                                                       January 31,
                                                ---------------------------
                                                  1999              1998
                                                -------            -------

Accounts payable                                $ 3,139            $ 2,154
Accrued state and local taxes                     2,700              1,961
Accrued litigation expenses (Note J)              3,000              3,000
Accrued expenses                                  5,082             10,034
Deferred capital contributions                    2,205              2,738
                                                -------            -------
                                                $16,126            $19,887
                                                =======            =======




         The Company is a limited partner in certain affordable housing investments that generate benefits in the form of tax credits. In connection with these investments, the Company is required as of January 31, 1999 to make future contributions of $2,205,000, plus interest at an average rate of 8.9% per annum, in varying amounts over the next four years as follows:


                             Year ended January 31,
                             ----------------------
                          2000           $   566,000
                          2001               593,000
                          2002               614,000
                          2003               432,000
                                         ------------
                                         $ 2,205,000
                                         ============


NOTE E - Income Taxes
         ------------

         The components of the provision (benefit) for income taxes in the consolidated statement of operations are as follows (in thousands):


                                            Years Ended January 31,
                                       --------------------------------
                                         1999        1998        1997
                                       --------    --------    --------
Current
  Federal                              $     --    $(49,885)   $ 13,319
  State                                      56       1,236       1,807
                                       --------    --------    --------
                                             56     (48,649)     15,126
Deferred
  Federal                                    --      22,562     (21,443)
  State                                      --       1,619      (2,659)
                                       --------    --------    --------
                                             --      24,181     (24,102)
                                       --------    --------    --------

Total                                        56     (24,468)     (8,976)

Allocated to discontinued operations         --       2,690     (11,044)
                                       --------    --------    --------

Continuing operations                  $     56    $(27,158)   $  2,068
                                       ========    ========    ========


                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE E - Income Taxes (cont.)
         --------------------

         The Company has available net operating loss carryforwards totaling approximately $27,235,000, which will expire in fiscal 2019. Additionally, the Company has available $2,218,000 in foreign tax credits of which $1,775,000 will expire in fiscal 2000 and $443,000 will expire in fiscal 2001 if not utilized, and $3,004,000 of minimum tax credits that can be carried forward indefinitely. The Company also has $1,395,000 of low income housing credits that will expire in fiscal 2013 and $1,514,000 of low income housing credits that will expire in fiscal 2019, if not utilized.

         The components of the net deferred tax asset (liability) are as follows (in thousands):


                                                                 January 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Deferred tax assets:
  Self-insurance claims                                     $  1,654    $  2,953
  Allowance for credit losses                                  5,890      21,626
  State income taxes                                              --       1,190
  Accrued liabilities                                          3,312       3,650
  Tax credits carryforwards                                    8,131       6,618
  Net operating loss carryforward                              9,532          --
  Other                                                          955       1,668
                                                            --------    --------
  Total deferred tax assets                                   29,474      37,705
                                                            --------    --------


Deferred tax liabilities:
  Depreciation                                                  (718)       (613)
  State income taxes                                            (322)         --
  Limited partnership investments                             (3,068)     (2,808)
  Mark-to-market valuation and related income adjustments     (1,434)    (15,361)
  Other                                                       (2,721)     (2,330)
                                                            --------    --------
  Total deferred tax liabilities                              (8,263)    (21,112)
                                                            --------    --------


Net deferred tax asset before valuation allowance             21,211      16,593
Less: valuation allowance                                    (21,211)    (16,593)
                                                            --------    --------
Net deferred tax asset                                      $     --    $     --
                                                            ========    ========



         A valuation allowance for all of the Company's net deferred tax assets has been provided as the Company is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for the years ended January 31, 1999, 1998 and 1997 were $4,618,000, $16,593,000, and $0, respectively.

         The Company was able to carryback its fiscal 1998, net operating loss and received a refund of approximately $47,000,000 in 1999 of previously paid taxes (reflected as a refund receivable at January 31, 1998). In addition, the Company recovered estimated tax payments of $4,586,000 made during fiscal 1998 and has claims for additional tax refunds in the amount of $3,295,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE E - Income Taxes (cont.)
         --------------------

         Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:


                                                Years Ended January 31,
                                                -----------------------
                                                 1999     1998     1997
                                                -----     ----    -----
Statutory rate                                  (35.0)%  (35.0)%   35.0%
State income taxes, net of federal tax benefit    0.3      1.3     (3.1)
Deferred tax valuation allowance                 38.3      9.6       --
Tax credits                                      (9.5)    (3.3)   (13.2)
Other                                             6.2      3.3      2.8
                                                -----     ----    -----
Effective tax rate                                 .3%   (24.1)%   21.5%
                                                =====    =====    =====



         The Company has elected to be treated as a dealer in securities under section 475 of the Internal Revenue Code effective for fiscal year 1998. Pursuant to this election, the Company must recognize as taxable income or loss the difference between the fair market value of its receivables, and the income tax basis of its receivables (mark-to-market valuation). This election has no impact on the recognition of pre-tax income for financial reporting purposes.


NOTE F - Stockholders' Equity
         --------------------

      On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, and on June 24, 1999 paid the stockholder an additional $500,000 to extend the option until August 8, 1999. The entire $1,000,000 initial payment, and $250,000 of the subsequent payment, will be credited towards the payment of the exercise price payable by the Company upon any exercise of its option.

      The Company's Board of Directors has authorized the repurchase of up to four million shares of the Company's outstanding stock, of which 1,345,968 shares have been purchased by the Company as of January 31, 1999 and 1998. Shares repurchased amounted to 47,400 in fiscal 1998. No shares were repurchased in fiscal years 1999 and 1997.

      On April 30, 1996, the Company's Board of Directors issued a 10% stock dividend. All per share amounts have been restated to reflect the 10% stock dividend.

NOTE G - Benefit Plans
         -------------

         The Company's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees. The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were 76,400, 33,200 and 39,500 shares of restricted stock awarded under this Plan during the years ended January 31, 1999, 1998 and 1997, respectively. There were 1,428,350 shares available for future stock awards or option grants at January 31, 1999.

         The Company's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees. This Plan terminated on April 17, 1993 and no further options may be granted, although options still remain outstanding. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE G - Benefit Plans (cont.)
         ---------------------

         The Company's 1995 Dealer Stock Option Plan for Member Dealers provided for the granting of up to 550,000 common stock options to member dealers based upon certain volume criteria. The options become exercisable over a three-year period. This program was discontinued during fiscal 1998. During the years ended January 31, 1998 and 1997 there were 24,500 and 65,150 options granted, respectively, at prices ranging from $10.75 to $14.25.

         A summary of changes in stock options granted under these three plans is as follows:


                                               Weighted Average
                                    Number of   Exercise Price
                                     Options      Per Share
                                     -------   ---------------
         Balance January 31, 1996    437,067      $  8.49
              Granted                135,150        10.79
              Exercised              (34,834)        6.76
              Cancelled              (67,195)       10.57
                                     -------

         Balance January 31, 1997    470,188         8.98
              Granted                 35,000        10.53
              Exercised              (27,239)        6.76
              Cancelled             (112,783)       10.15
                                     -------

         Balance January 31, 1998    365,166         8.94
              Granted                513,000         1.34
              Exercised                   --
              Cancelled             (242,556)        8.10
                                     -------


         Balance January 31, 1999    635,610         3.12
                                     =======


         The weighted-average grant date fair value of options granted during fiscal 1999 was $1.18 per share.

         The outstanding options expire at various dates through the year 2008. A summary of stock options outstanding and exercisable as of January 31, 1999 is as follows:


                                        Options Outstanding                                 Options Exercisable
                     --------------------------------------------------------------  ----------------------------------
   Range of                                   Weighted Average     Weighted Average                   Weighted Average
   Per Share                Number          Remaining Contractual    Per Share          Number           Per Share
Exercise Prices          Outstanding           Life (years)        Exercise Price     Exercisable      Exercise Price
----------------     ---------------------  ------------------   ------------------  -------------   ------------------
$0.92 to $1.66                    513,000                 9.51   $             1.34       406,500     $            1.39
$5.96 to $6.76                     29,260                 1.73                 6.76        29,260                  6.76
$9.12 to $10.91                    40,900                 5.70                10.62         1,644                 10.00
$11.12 to $14.77                   52,450                 4.15                12.69             -                     -
                     ---------------------                                           ------------

Totals                            635,610                                                 437,404
                     =====================                                           ============



                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997


NOTE G - Benefit Plans (cont.)
         ---------------------

         If the Company had recorded compensation expense using the fair value method of SFAS 123, the Company's net after tax (loss) income and (loss) earnings per share would have been as follows (in thousands, except per share amounts):


                                                                Years Ended January 31,
                                          ------------------------------------------------------------
                                             1999                       1998                     1997
                                          ---------                  ---------                 -------
Net (loss) income, as reported            $ (15,615)                 $ (91,684)                $ 7,171
Pro forma net (loss) income                 (16,054)                   (91,858)                  6,996
(Loss) earnings per share, as reported         (.55)                     (3.21)                    .25
Pro forma (loss) earnings per share            (.56)                     (3.22)                    .25



         The fair value of each award or option grant included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended January 31, 1999, 1998 and 1997:


                                                            Years Ended January 31,
                                       --------------------------------------------------------------
                                           1999                     1998                     1997
                                       -------------             ------------            -------------
     Risk-free interest rate             5.175%                   6.332%                   6.361%
     Expected life                        7.00 years               5.60 years               6.04 years
     Expected volatility               111.733%                  40.939%                  42.668%
     Dividend yield                          0%                       0%                       0%


         The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

         The Company has a 401(k) Savings and Profit-Sharing Plan ("401k") covering substantially all employees who have completed one year of service with the Company. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. The Company matches 50% of the first 4% of the employees' contribution. Company contributions are vested incrementally over 6 years. The charge to operations for the Company's contribution was $69,500 and $62,200 for years ended January 31, 1999 and 1998, respectively. The Company ceased allowing purchases of Company stock into the 401(k) plan effective July 1, 1997.

         The Company does not provide post-retirement or post-employment benefits to its employees.

NOTE H - Related Party Transactions
         --------------------------

         During fiscal 1998, the Company had a short-term unsecured uncommitted line of credit with Brown Brothers Harriman ("BBH") for $13,700,000 of which $838,000 was outstanding at January 31, 1998. The line of credit was terminated on January 26, 1998, and the remaining principal was paid off in November 1998. A former director of the Company was a partner of BBH.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE I - Financial Instruments
         ---------------------

         The Company has various financial instruments including cash and cash equivalents, installment loans, investments in affordable housing limited partnerships, notes payable, and miscellaneous other assets. Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. The Company has determined that their carrying values approximate estimated fair values.

         The carrying amount of notes payable approximates fair value because the interest rates and related penalties and fees pursuant to the underlying lender agreements approximate the market rates for such borrowings.

         The Company determines the fair value of installment loans using the mark-to-market accounting method for dealers in securities under section 475 of the Internal Revenue Code. The carrying values and fair values, were $70,401,000 and $64,000,000, respectively, at January 31, 1999 and $152,447,000 and
$133,507,000, respectively, at January 31, 1998.

NOTE J - Commitments and Contingencies
         -----------------------------

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

         The Company has been named as a defendant in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio after the resignation in January 1998 of the Company's former independent auditors, Deloitte & Touche, which firm resigned based on the assertion that it could no longer rely on the representations of the then management. The actions allege fraud and other violations of the federal securities laws against the Company and certain former and current officers and directors. The actions were consolidated on October 16, 1998, and discovery is presently stayed pending the courts rulings on various outstanding motions. Although the Company intends to vigorously defend itself, the ultimate outcome of these actions, including the range of loss, if any, cannot presently be predicted, and the Company has not recorded any provision for any damages that may result from these actions. An unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation, are investigating the issues raised as the result of the resignation of Deloitte & Touche. The Company is cooperating fully with the investigations. The ultimate outcome of these investigations on the Company cannot presently be predicted. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         Following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting and underwent changes in management. In fiscal 1998 the Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates will be expensed as incurred. Included in the results of operations for fiscal 1999 and 1998, respectively, are the following costs (in thousands):

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE J - Commitments and Contingencies (cont.)
         -------------------------------------

                                                                     Years ended Janaury 31,
                                                                     -----------------------
                                                                      1999           1998
                                                                     -------        -------

                    Legal fees relating to defending litigation      $ 2,545        $ 3,152
                    Loan waiver and prepayment fees                    1,483          3,815
                    Crisis management consulting                       3,898             58
                    Fees for special independent audits                  845            305
                    Costs of special investigations                      654            250
                    Other                                                160             65
                                                                     -------        -------
                                                                     $ 9,585        $ 7,645
                                                                     =======        =======




         On June 15, 1992, certain former employees of the Company's automobile rental operations, which were sold during fiscal 1996 (see Note K) filed a class action lawsuit against the Company in the United States District Court for the Northern District of California. Their complaint alleged that the Company violated certain sections of the California Labor Law relating to the payment of overtime. On June 16, 1995, the court issued a finding of partial liability against the Company. On September 16, 1996, the Company entered into an Enforceable Settlement Agreement that was approved by the court on November 21, 1996. Pursuant to its terms, damages, penalties and interest were paid to the plaintiffs in the amount of $5,600,000 and $2,200,000 was paid for plaintiff's attorneys fees. The Company's 1996 financial statements, (as restated; see Note
L) include the accrual of a provision of $5,000,000, representing the low end of the range of damages estimated based on the facts available at that time. The remaining $2,800,000 is included in the results of operations for fiscal 1997 (as restated; see Note L). The charges are classified as a component of the results of the discontinued operations.

         In December 1995, the U.S. Department of Labor notified the Company of its investigation of the Company's pay practices concerning its former employees in all states during the period from February 1, 1993 through September 30, 1995. On January 15, 1998, the Company reached an agreement in principle with the Department of Labor to settle the matter in all states for approximately $2,700,000 including civil penalties, interest and related payroll taxes. The formal agreement was completed on September 11, 1998. The Company accrued $2,720,000 in January 1998 for this settlement. The Company has made two payments directed by the Department of Labor regarding the settlement of this issue. The first of these payments was made in October 1998 in the amount of $1,072,000 and another payment was made in January 1999 in the amount of $790,000. Final payment of $858,000 is expected to be made in July 1999 for the balance of the settlement.

         The "Year 2000" issue involves the ability of a computer system to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company has been and continues to take steps to prepare its computer systems for Year 2000. However, the potential effect of the Year 2000 issue on the Company's computer systems, and on those of significant providers of goods and services to the Company, will not be fully determinable until the beginning of the Year 2000, and thereafter. The failure of the Company, or of significant providers of goods and services to the Company, to achieve Year 2000 compliance could have a material adverse effect on the Company's financial condition and results of operation.

NOTE K - Discontinued Operations
         -----------------------

         The Company previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In fiscal 1996, the Company disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by the Company.

         The Company also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of the Company's financial services business. That operation was discontinued in fiscal 1997 as the result of the Company's disposal of its automobile rental operations, and

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE K - Discontinued Operations (cont.)
         -------------------------------

the results of the operation of the dealership are included in the results of discontinued operations.

         Through October 1, 1995, the Company was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1,000,000 per occurrence, and for losses in excess of $5,000,000 per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. The Company also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving Company vehicles operated by employees within the scope of their employment.

         The Company estimates its future payments for self-insurance liabilities based upon an actuarial analysis of reported and incurred but not reported claims. Changes in estimates of liabilities resulting from this analysis are recognized in income in the period in which the estimates are changed. Self-insurance claims expense, which related principally to the rental vehicles and is included in discontinued operations was $50,000 for fiscal 1999, $713,000 for fiscal 1998, and $3,029,000, as restated (see Note L) for fiscal 1997. Included in claims expense are allocated loss adjustment expenses relating to costs incurred for legal and processing the claims. This expense included in discontinued operations as an adjustment to the loss on disposal of operations was $88,000 for fiscal 1999, $619,000 for fiscal 1998 and $1,014,000, as restated, for fiscal 1997. The Company's aggregate self-insurance claims liability of $ 4,880,000 as of January 31, 1999 is subject to further revision as new information becomes available, and such revisions may be material due to the uncertainties inherent in the estimation process. In connection with its self-insurance, at January 31, 1999, the Company had $202,000 of outstanding irrevocable standby letters of credit, as required by various insurance regulatory authorities.

         Summarized results of discontinued operations are as follows (in thousands):

                                                  Years Ended January 31,
                                             --------------------------------
                                               1999        1998        1997
                                             --------    --------    --------
                                                                    (Restated)
                                                                     (Note L)
Revenue                                      $     --    $     --    $ 23,443
Cost of goods sold and
     operating expense                           (538)        (56)     26,969
General and administrative expenses                --       2,720       6,901
                                             --------    --------    --------
                                                 (538)      2,664      33,870
                                             --------    --------    --------
Income (loss) before income taxes                 538      (2,664)    (10,427)
Provision (benefit) for income taxes               --       2,183     (10,065)
                                             --------    --------    --------
Income (loss) from operations                     538      (4,847)       (362)
Loss on disposal of operations, net of tax        (88)     (1,126)        (35)
                                             --------    --------    --------

Income (loss) from discontinued operations   $    450    $ (5,973)   $   (397)
                                             ========    ========    ========





         The revenues and operating expenses for fiscal 1997 relate primarily to the operations of the dealership, which sold the Company's used rental cars. The operating expenses for the discontinued operations in fiscal 1997 (as restated; see Note L) also include a charge of $2,800,000 relating to the class action overtime litigation discussed in Note J, and a provision of $3,029,000 for self-insurance liabilities. The tax benefit of $10,065,000 allocated to the operation of the discontinued operation, and a tax benefit of $979,000 offset against the loss on the disposal of the operations, includes adjustments to previously recorded deferred taxes of $6,715,000 for differences between the financial reporting and tax basis of assets and liabilities that reversed upon the disposal of the operations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE K - Discontinued Operations (cont.)
         -------------------------------

         The fiscal 1998 loss represents the effect of additional self-insurance losses and the accrual of $2,720,000 payable under the Company's settlement with the U.S. Department of Labor (see Note J). The fiscal 1998 loss included income tax expense of $2,690,000.

         The fiscal 1999 income of $450,000 represents the effects of refunds from a funded workers' compensation partnership related to the discontinued operations.


NOTE L - Restatement
         -----------

         As discussed in Note J, following the resignation of the Company's former independent auditors, the Board of Directors, through two successive Special Committees, conducted an investigation of the Company's past financial reporting. As a result of these investigations, the Company has determined that its previously issued fiscal 1995, 1996, and 1997 financial statements required restatement to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to certain errors or irregularities in certain accounting or corporate records.

         The Company's fiscal 1997 financial statements have been restated to
(i) increase the previously provided allowance for credit losses to reflect the use of corrected information and methodologies which were available at January 31, 1997, (ii) decrease the 1997 provision for self-insurance claims (see Note
K), reflecting the use of corrected information available at January 31, 1996 which required liabilities previously paid and expensed in 1997 to be accrued in 1996, (iii) report in 1997, instead of as reported in the 1998 interim financial statements, the loss on the modification of a mortgage note receivable related to certain Florida real estate, (iv) decrease the amount of the settlement of the class action overtime litigation (see Note J) charged to expense in 1997 as the result of a correction, as described below, to increase the amount of the probable loss accrued in fiscal 1996, and (v) adjust the 1997 income tax provision for the tax effects of the adjustments described in (i) through (iv). The total and per share effects of each of these adjustments on the previously reported results of operations for 1997 are as follows (in thousands, except per share amounts):


                                                                    Effect on
                                            ------------------------------------------------------
                                            Income from     Loss from                     Earnings
                                            Continuing     Discontinued       Net           Per
                                            Operations      Operations       Income        Share
                                            -----------    ------------      ------       --------
Increase in loan loss provision             $ (29,850)      $     --       $ (29,850)     $ (1.05)
Decrease in self-insurance claims expense          --          7,880           7,880          .27
Decrease in overtime class action loss             --          3,000           3,000          .11
Mortgage note and other                          (731)           350            (381)        (.01)
Related income tax adjustments                 11,940         (4,719)          7,221          .25
                                            ---------       --------       ---------      -------

Total                                       $ (18,641)      $  6,511       $ (12,130)     $ (0.43)
                                            =========       ========       =========      =======


                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE L - Restatement (cont.)
         -------------------

         The accompanying financial statements also reflect adjustments to the beginning (February 1, 1996) balances of the retained earnings and the cumulative foreign currency translation, components of stockholders' equity, for the effects as of that date of changes to the Company's previously reported 1995 and 1996 financial statements. The effects of the 1995 and 1996 restatements on the February 1, 1996 balance of retained earnings are as follows (in thousands):


              1995 restatement of foreign
                 currency accounting                         $  (1,253)
              1996 restatement of foreign
                  currency accounting                              (96)
              1996 restatement of self-insurance
                 claims expense, net of tax                     (8,180)
              1996 restatement of overtime class
                 action loss, net of tax                        (1,881)
              1996 restatement of other assets,
                 net of tax                                        (93)
                                                             ---------
                                                             $ (11,503)
                                                             =========

         The 1995 restatement to the foreign currency accounting was to eliminate, through a charge to expense in that period, the accumulated foreign currency translation balance of $1,253,000, which related to assets and liabilities, denominated in Canadian dollars. The Company had disposed of the assets and liabilities in fiscal 1995 due to its departure from the rental operations in Canada. The adjustment decreased 1995 income from discontinued operations by $.04 per share.

         The 1996 restatement to the self-insurance claims expense was to accrue in that year $13,045,000 for claims paid and previously charged to expense in 1997 and 1998 which should have been accrued in 1996 on the basis of information available at January 31, 1996. The 1996 financial statements were also restated to increase by $3,000,000 the amount accrued at January 31, 1996 as a probable loss resulting from the class action overtime litigation (see Note J). This adjustment was necessary for the loss accrued at January 31, 1996 to represent a proper estimate of the probable loss on the basis of the information about the litigation available at that time. These adjustments, net of income tax benefit of $6,040,000, decreased 1996 net income by $10,250,000 or $.36 per share.

NOTE M- Going Concern
        -------------

          The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including commitments and contingent liabilities, in the normal course of business. The Company incurred losses from continuing operations in fiscal 1998 and 1999, and continues to incur losses in the current year (fiscal year 2000). During fiscal 1998 and 1999 the Company did not comply with certain covenants of its loan agreements. The Company was able to obtain waivers and extensions and in fiscal 1999 completed the repayment of all of its operating debt. However, to date the Company has been unable to obtain new debt financing (see Note C). Additionally, the Company is a defendant in significant stockholder litigation and is the subject of certain regulatory investigations (See Note J). These factors raise substantial doubts about the Company's ability to continue as a going concern.

          The Company plans to continue to pursue new debt, or equity financing, for use in funding its operations and the settlement of its liabilities, including commitments. However, the Company's pending litigation and other factors may make obtaining such financing difficult. Additionally, the Company will examine the sale of non-operating assets as a source of capital. There can be no assurance that capital will be obtained from these sources. In the interim, or absent obtaining such capital, the Company will restrict its purchase of new loans to the cash flows

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE M - Going Concern (cont.)
         --------------

available from the collections of its existing loans after the use of those cash flows to pay operating expenses and existing liabilities. The Company has a cash balance of approximately $39,000,000 as of June 30, 1999, and it believes that such cash and the cash flows from the collection of existing loans will be sufficient for it to pay operating expenses, existing liabilities, and make some level of new loan purchases, over the next twelve months. However, there can be no assurance that this plan will be successful. Additionally, the restrictions on the purchase of new loans inherent in such a plan would cause the size of the Company's investments in loans, and its interest income therefrom, to decline over time.

          The Company's existing liabilities include the accrual of estimates of the costs to defend the pending stockholder litigation, and to respond to the pending regulatory investigations. Such matters represent contingent liabilities. The ultimate outcome of these matters, including the timing of their resolution, cannot presently be predicted, and accordingly no provision has been recorded for any damages that may result from these matters. The Company intends to vigorously defend the stockholder litigation, and to cooperate fully with the investigations. However, the need to devote significant cash flows to satisfy any damages resulting from these matters would have a significant adverse effect on the Company's continued operation.

        As a result of these factors the Company's continuation as a going concern will ultimately depend on its ability to (i) obtain new debt or equity financing or other sources of capital which can be invested to achieve profitable operations through growth in interest income (resulting from growth in the investments in loans) and the control of expenses, and (ii) resolve the pending litigation and regulatory investigations. The financial statements do not include any adjustments relating to the recoverability of assets or the amount or settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE N - Quarterly Financial Data (Unaudited)
         -------------------------

         The following tables present quarterly financial information for fiscal 1999 and 1998 (in thousands, except per share amounts):

                                                                 Quarter
                                               ----------------------------------------
                                                First     Second     Third      Fourth
                                               -------    -------    -------    -------
1999
----
Total revenue                                  $ 5,337    $ 4,555    $ 3,569    $ 2,818
                                               =======    =======    =======    =======

Loss from continuing operations                $(3,175)   $(2,565)   $(5,629)   $(4,696)
Discontinued operations, net of tax                 --         --         --        450
                                               -------    -------    -------    -------
Net loss                                       $(3,175)   $(2,565)   $(5,629)   $(4,246)
                                               =======    =======    =======    =======


Basic and Diluted (Loss) Earnings Per Share:
Continuing operations                          $  (.11)   $  (.09)   $  (.20)   $  (.16)
Discontinued operations                             --         --         --        .01
                                               -------    -------    -------    -------
   Net loss per share                          $  (.11)   $  (.09)   $  (.20)   $  (.15)
                                               =======    =======    =======    =======


                 NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

NOTE N - Quarterly Financial Data (Unaudited)(cont.)
         ------------------------

                                                                   Quarter
                                                --------------------------------------------
                                                 First       Second      Third       Fourth
                                                --------    --------    --------    --------
1998
----
Total revenue, as previously reported           $ 18,810    $ 18,803    $ 17,590    $  7,527
Restatement (a)                                   (9,052)     (8,741)     (8,541)         --
                                                --------    --------    --------    --------
Total revenue, as restated                      $  9,758    $ 10,062    $  9,049    $  7,527
                                                ========    ========    ========    ========
Income (loss) from continuing operations,
     as previously reported                     $  4,772    $  3,716    $(18,417)   $(25,664)
Restatement (a)                                  (33,312)    (16,073)       (733)         --
                                                --------    --------    --------    --------
Loss from continuing operations, as restated    $(28,540)   $(12,357)   $(19,150)   $(25,664)
Discontinued operations, net of tax                   --          --          --      (5,973)
                                                --------    --------    --------    --------
Net loss                                        $(28,540)   $(12,357)   $(19,150)   $(31,637)
                                                ========    ========    ========    ========


Basic and Diluted Earnings (Loss) Per Share:
Continuing operations, as previously reported   $    .17    $    .13    $   (.65)   $   (.90)
Restatement (a)                                    (1.17)       (.56)       (.02)         --
                                                --------    --------    --------    --------
Continuing operations, as restated              $  (1.00)   $   (.43)   $   (.67)   $   (.90)
Discontinued operations                               --          --          --        (.21)
                                                --------    --------    --------    --------
     Net loss per share                         $  (1.00)   $   (.43)   $   (.67)   $  (1.11)
                                                ========    ========    ========    ========


(a) Represents the effect on amounts previously reported for the first three quarters of fiscal 1998 (see Notes A and L).

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosure
        --------------------

         On January 16, 1998, Deloitte & Touche informed the Board of Directors of the Company that it had resigned as the Company's independent auditors. The Company reported the resignation of Deloitte & Touche in a Current Report on Form 8-K filed January 21, 1998.

         The reports of Deloitte & Touche on the Company's financial statements for each of the two fiscal years preceding Deloitte & Touche's resignation contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for those two fiscal years and through January 16, 1998, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche would have caused it to make reference thereto in its report on the financial statements for such fiscal years.

         During the fiscal year ended January 31, 1997 and through January 16, 1998, there were no reportable events as defined in Item304(a)(1)(v) of Regulation S-K, except as follows:

         (i) On January 12, 1998, representatives of Deloitte & Touche advised the President and the Chairman of the Board of the Company that Deloitte & Touche had been advised by current and former employees of the Company of potentially improper activities that may affect the Company's financial accounting records. Deloitte & Touche recommended that the Board of Directors conduct an investigation of these allegations and informed the Company that it had made no investigation of the information.

         (ii) On January 16, 1998, Deloitte & Touche advised the Board of Directors and management of the Company that information had come to the attention of Deloitte & Touche that led Deloitte & Touche to conclude that Deloitte & Touche could no longer rely on management's representations and informed the Board of Directors and management of the Company that it had made no investigation of the information.

         (iii) Prior to its resignation Deloitte & Touche had communicated to the Company, in a letter dated March 6, 1997, certain matters involving the internal control structure of the Company related to its self-insurance claims liability and loan loss reserves which Deloitte & Touche considered to be "reportable conditions" under standards established by the American Institute of Certified Public Accountants.

         The Company provided Deloitte & Touche with a copy of the above disclosures, as contained in the January 21, 1998 Form 8-K, and requested that Deloitte & Touche furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with such disclosures. Deloitte & Touche provided the Company with a letter dated January 20, 1998 stating that it did not disagree with the disclosures, as set forth above, contained in the January 21, 1998 Form 8-K. A copy of that letter was filed as an exhibit to the January 21, 1998 Form 8-K.

         On February 19, 1998 the Company engaged Grant Thornton LLP as its new independent accountants. The Company reported the engagement of Grant Thornton LLP in a Current Report of Form 8-K dated February 20, 1998. During the two fiscal years immediately preceding the engagement of Grant Thornton LLP, and through February 19, 1998, the Company did not consult with Grant Thornton LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and the Company was not provided with any written report or oral advice by Grant Thornton LLP that Grant Thornton LLP concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue. Additionally, during the two fiscal years immediately preceding the engagement of Grant Thornton LLP, and through February 19, 1998, the Company did not consult with Grant Thornton LLP regarding any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

         At the time the Company engaged Grant Thornton LLP, it authorized Grant Thornton LLP to communicate with Deloitte & Touche, and authorized Deloitte & Touche to respond fully, without limitation, to the inquiries of Grant Thornton LLP.

                                    PART III
                                    -------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Directors of the Registrant
---------------------------

Name of Director            Age    Principal Occupation and Other                          Director Since       Term To Expire
----------------            ---    -------------------------------                         --------------       --------------
                                   Information
                                   -----------
Richard M. Cohen            48     Interim President from January 1999 to May 1999.             1999                   2001
                                   President of Richard M. Cohen Consultants, Inc.
                                   since 1996.  Mr. Cohen is director of the
                                   following companies, Symposium Telecom, Inc.,
                                   Directrix Inc., Carnegie International Inc., and
                                   Deyco Acquisition Corporation. From 1992 to 1996
                                   he served as President of General Media, Inc. a
                                   public diversified media and entertainment
                                   conglomerate. Mr. Cohen accepted the position of
                                   Director of National Auto Credit, Inc. effective
                                   January 15, 1999.

John A. Gleason             50     President and Owner of Automax, Inc., an                     1998                   1999
                                   independent used car dealership since 1987.  From
                                   1995 to 1998, Mr. Gleason served on National Auto
                                   Credit's Dealer Advisory Board and served as
                                   its Chairman from 1996 to 1998. Mr. Gleason
                                   accepted the position of Director of National
                                   Auto Credit, Inc. effective February 20,
                                   1998.

James J. McNamara           50     Chairman of the Board, National Auto Credit,                 1998                   2000
                                   Inc., since April 1998. Chairman of the Board and
                                   Chief Executive Officer of Princeton Media Group,
                                   Inc. from 1994 to 1998. President and Chief
                                   Executive Officer of Celebrity Entertainment,
                                   Inc. since 1992.  (A subsidiary of Princeton
                                   Media Group, Inc. and Celebrity Entertainment,
                                   Inc. effected an assignment of their respective
                                   assets for the benefit of creditors in 1998.) Mr.
                                   McNamara accepted the position of Director of
                                   National Auto Credit, Inc. effective February
                                   20, 1998.

William S. Marshall         82     Attorney engaged in private practice since April             1998                Next Annual
                                   1985. For more than four years prior thereto, Mr.                                Meeting of
                                   Marshall was a partner/stockholder of the Miami,                                Stockholders
                                   Florida office of the law firm Baskin & Steingut,
                                   P.A. Mr. Marshall accepted the position of
                                   Director of National Auto Credit, Inc. effective
                                   March 9, 1998 and formerly served as Director
                                   from 1983 to 1993.

Henry Y.L. Toh              42     Officer and Director of I-Link Incorporated since            1998                   2001
                                   1992, Four M. International, Inc. since 1992 and
                                   Four Vines International since 1996.  Mr. Toh
                                   accepted the position of Director of National
                                   Auto Credit, Inc. effective December 22, 1998.

Executive Officers of the Registrant
------------------------------------

The executive officers of the Company at January 31, 1999 were as follows:


Name of  Officer                 Age         Position with the Company; Principal Occupation for Last Five Years
----------------                 ---         -------------------------------------------------------------------
Richard M. Cohen                 48          Interim President and Director since January 1999. President of
                                             Richard M. Cohen Consultants, Inc. since 1996. Previously was
                                             President of General Media, Inc., from 1992 to 1996.


John Borys                       48          Vice President, Credit and Collections since August 1996. Previously was
                                             Vice-President, KeyCorp 1994 to 1996.  Previously was Assistant Vice
                                             President of  KeyCorp from 1993 to 1994.


Lynn Cesar                       39          Vice President, Loan Originations  since November 1998. Previously was Vice
                                             President, Huntington State Bank 1997 to 1998.  Previously was Vice President,
                                             Automotive Financial Services 1995 to 1997.  Previously was Director of
                                             Collections, Sterling, Inc., 1992 to 1995.


Davida S. Howard                 52          Vice President, Finance and Controller since March 1994.  Previously was Controller since 1990. Prior to 1990, Ms. Howard was Vice President of Finance and Administration/Controller with SNS Properties, Inc.
                                             and an Audit Manager with Price  Waterhouse and Co.


Steven Jaeger                    56          Vice President, Information Services since June 1998.  Previously was Director of Information Services since 1995. Prior to 1995, Mr. Jaeger was a senior level executive for divisions of NationsBank and Englehard Corporation.


Thomas G. Osco                   38          Vice President, Sales and Marketing since October 1997. Previously was Director of Dealer Development, Area Manager and Program Car Manager with the Company.
                                             Mr. Osco has been employed by the Company since 1987.


Raymond A. Varcho                43          Vice President, General Counsel and Secretary since October 1997.  Previously was Assistant General Counsel of Rockwell International Corporation from 1993 to 1997.



Section 16(A) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Based solely upon a review of Forms 3, 4 and 5, amendments thereto and related information furnished to the Registrant, during the fiscal year 1999, the following directors and officers were delinquent in their Section 16(a) reporting obligations:

Messrs. Cohen and Toh failed to timely file a Form 3 and Form 4;
Mr. Cross failed to timely file a Form 3.

Item 11.  Executive Compensation
--------  ----------------------
SUMMARY COMPENSATION TABLE

The following table sets forth a summary of the compensation earned for services rendered by the Company's Chief Executive Officers, four other most highly compensated Executive Officers and any other individual that would have been among the four most highly compensated Executives but for the fact that the individual was not serving as an Executive Officer at the end of the last completed fiscal year for the fiscal years ended January 31, 1999, 1998 and 1997.

                                                                                          Long-Term
                                                                                      Compensation Awards
                                                                                  -------------------------
Name and Principal Position                         Annual Compensation                         Securities
At Janaury 31, 1999                        -------------------------------------   Restricted   Underlying
-------------------                                             Other Annual        Stock         Options          All Other
                                   Fiscal  Salary     Bonus   Compensation(1,10)   Awards(2)        SARs       Compensation(3)
                                   Year     ($)        ($)        ($)                 ($)         (#)                ($)
                                   ----- ---------  --------  ------------------  -----------   -----------    ---------------
Richard M. Cohen(4)                1999    33,333       -            -                  -        100,000              -
Interim President                  1998       -         -            -                  -            -                -
(Commencing January 15, 1999)      1997       -         -            -                  -            -                -

Davida S. Howard                   1999   165,677    46,138       15,334              5,497       20,000            4,115
Vice President,                    1998   129,231    12,400       12,564             14,850          -              3,054
Finance and Controller             1997   113,047     1,000       10,930             42,563          -              2,697

Raymond A. Varcho(5)               1999   142,408     5,641       11,455              5,963        5,000            1,092
Vice President,                    1998    26,154     1,000        2,912                -            -                123
General Counsel and Secretary      1997       -         -            -                  -            -                -

John Borys(6)                      1999   128,946     8,214       13,723              5,963       20,000            3,319
Vice President,                    1998   100,885    11,100       12,283             12,900          -                462
Credit and Collections             1997    31,154     1,000        4,433              7,375          -                154

Steven Jaeger                      1999   115,439     6,303        7,447              5,300       20,000            3,318
Vice President,                    1998   104,644     8,400        5,236             11,100          -              2,585
Information Services               1997   100,000     1,000        4,580                -            -                626

Thomas W. Cross(7)                 1999   730,835       -            -                  -            -                -
Interim Chief Executive Officer    1998       -         -            -                  -            -                -
(June 1, 1998 to January 14, 1999) 1997       -         -            -                  -            -                -

Sam J. Frankino(8)                 1999   110,000       -         53,174                -            -                769
Former Chairman of the Board       1998   465,385     1,000       79,143             88,000          -                246
                                   1997   397,116   116,000       71,886             51,250          -                462

Edward T. Anderson(9)              1999   141,061     5,797       15,990             15,531          -             35,665
Former Acting President            1998   114,615    13,600       14,158             15,400          -              2,761
                                   1997   103,269     1,000       12,960             42,563          -              2,518


(1) The amounts included in this column are the imputed value for use of Company automobiles and related tax reimbursements. Executive Officers who were Directors do not receive any additional compensation for serving on the Board of Directors.

(2) These awards are fully vested but may not be sold or transferred until such time as the recipient directly owns and maintains Company stock equal to three times the individual's annual salary, including bonus, or the individual terminates employment with the Company. Restricted stock holdings in excess of the required ownership amounts may be disposed of provided that minimum ownership requirements are maintained during the term of the individual's employment. The restricted shares awarded are eligible for any dividends the Company may declare on its Common Stock. The total restricted stock holdings for the officers at January 31, 1999 were as follows:

                       Number                 Fair Market
                      of Shares                 Value ($)
                    ------------             ---------------
Mr. Cohen                  -                           -
Ms. Howard              16,050                      23,915
Mr. Varcho               9,700                      14,453
Mr. Borys               12,000                      17,880
Mr. Jaeger              12,400                      18,476

--------  ------------------------------

(3) In fiscal year 1999 the Company contributed to Ms. Howard's, Messrs. Varcho's, Borys', Jaeger's, and Anderson's 401(k) Savings and Retirement Plan and Trust Accounts in the following amounts: Ms. Howard $3,062; Mr. Varcho - $231; Mr. Borys - $2,621; Mr. Jaeger - $2,307; and Mr. Anderson $3,123. In addition, the Company paid insurance premiums for term life/accidental death and disability coverage for the respective individuals in the following amounts: Ms. Howard - $688; Messrs. Varcho, Borys and Jaeger - $688; Mr. Frankino $256 and Mr. Anderson - $512. The Company also paid certain individuals health insurance premiums and vision care for the following amounts: Ms. Howard - $365; Mr. Varcho - $173; Mr. Borys - $10; Mr. Jaeger - $323; Mr. Frankino - $513 and Mr. Anderson - $530. In addition, Mr. Anderson was paid $31,500 during fiscal year 1999 as part of his severance agreement (See Note 9).

(4) Mr. Cohen, President of Richard M. Cohen Consultants, Inc., entered into a six-month agreement with the Company as a consultant effective November 30, 1998. The Company appointed him Interim President and Director, effective January 1999. The Company paid him $200,000 for his services.

(5) Mr. Varcho's amounts reflect compensation commencing with his date of employment, October 15, 1997.

(6) Mr. Borys' amounts reflect compensation commencing with his date of employment, August 19, 1996.

(7) Mr. Cross is a Principal with Jay Alix & Associates, a corporate turnaround specialist firm. Mr. Cross provided consulting to the Company and was named Interim Chief Executive Officer on June 1, 1998 and left this position January 14, 1999. Jay Alix & Associates were paid $730,835 for services rendered by him.

(8) Mr. Frankino temporarily vacated his position as Chairman of the Board January 19, 1998 to March 8, 1998. Mr. Frankino resumed his position on March 9, 1998 until March 31, 1998 when he retired. Mr. Frankino's fiscal year 1999 salary reflects actual payments; on an annualized basis his base salary would have been $550,000.

(9) Mr. Anderson, was Executive Vice President until March 9, 1998 when he was named Acting President until his resignation from the Company on November 23, 1998. He entered into a twelve-month severance agreement with the Company effective November 23, 1998 to provide consulting services and agreeing with certain non-competition and non-solicitation terms in exchange for $189,000 compensation and continued participation/coverage in all Company provided benefit plans (See Note 3).

(10) Mr. Frankino's amount included in this column also include payments related to personal expenses and the imputed value for the use of Company automobiles by members of his family.


OPTIONS

Option/SAR Grants in Last Fiscal Year

                                                                                                      Potential Realizable Value at
                                                                                                     Assumed Annual Rates of Stock
                                                                                                          Price Appreciation
                                               Individual Grants                                          for Option Term(2)
                     ---------------------------------------------------------------------------------------------------------------
                     Number of Securities      Percent of Total        Exercise or
                     Underlying Options/    Options/SARs Granted to    Base Price      Expiration
       Name           SARs Granted (#)      Employees in Fiscal Year    ($/sh)(1)        Date(1)        5% ($)        10% ($)
-------------------  --------------------   ------------------------   ------------    -----------      ------        -------
Richard M. Cohen          100,000                  46.95%                 1.1484        11/30/08        72,222       183,025
Davida S. Howard           20,000                   9.39%                 1.1484         12/1/08        14,444        36,605
Raymond A. Varcho           5,000                   2.35%                 1.1484         12/1/08         3,611         9,151
John Borys                 20,000                   9.39%                 1.1484         12/1/08        14,444        36,605
Steven Jaeger              20,000                   9.39%                 1.1484         12/1/08        14,444        36,605
Thomas W. Cross              -                        -                    -               -               -             -
Sam J. Frankino              -                        -                    -               -               -             -
Edward T. Anderson           -                        -                    -               -               -             -

(1) Options were granted at the market price of the stock at the date of grant. Mr. Cohen's options vested 50% on the grant date of November 30, 1998 and 50% on May 31, 1999. The remaining options were granted on December 1, 1998 and vested 50% on that date and the remaining 50% vested on June 30, 1999.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore are not intended to forecast future appreciation of the stock price.

--------  ------------------------------

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                       Number of Securities Underlying          Value of Unexercised
                                                         Unexercised Options/SARs            In-the-Money Options/SARs
                           Shares                          at Fiscal Year End (#)(1)           at Fiscal Year End($)(2)
                         Acquired on      Value
       Name              Exercise (#)   Realized ($)    Exercisable      Unexercisable      Exercisable      Unexercisable
---------------------  --------------  -------------  ---------------  ----------------  ----------------  -----------------
Richard M. Cohen             0              0              50,000            50,000           17,080            17,080
Davida S. Howard             0              0              27,600            18,250            3,416             3,416
Raymond A. Varcho            0              0               2,500             2,500              854               854
John Borys                   0              0              10,000            10,000            3,416             3,416
Steven Jaeger                0              0              10,000            15,500            3,416             3,416
Thomas W. Cross              0              0                 -                 -                -                 -
Sam J. Frankino              0              0                 -                 -                -                 -
Edward T. Anderson           0              0               3,190               -                -                 -
----------------------------------------------


(1)  Includes options with exercise prices ranging from $1.1484 to $10.909.

(2) Values are calculated using the January 31, 1999, Common Stock closing price of $1.49 per share as reported on the OTC Bulletin Board.



DIRECTORS FEES AND COMPENSATION

        Each member of the Board who is not an employee of the Company thereof has been paid $3,000 and expenses for attendance at each meeting of the Board or Committee and $250 per hour for time committed outside of formal meetings and special assignments. After the date of issuance of the Company fiscal 1999 financial statements, which are a part of this report, each member of the Board who is not an employee of the Company will thereafter be paid $75,000 per year and will receive options to purchase 100,000 shares of common stock at the exercise price of the fair market value of the stock as of May 6, 1999. Each member of the Board shall also be paid $25,000 per year for participation on each of the Board's Audit or Special Committees, and $15,000 per year for participation on any other Board committee. However, no individual monetary compensation shall exceed $115,000 per year regardless of the number of committees on which such individual participates. Messrs. Gleason, McNamara and Marshall were granted 75,000 options exercisable and fully vested with a per share exercise price equal to $1.66, which was the fair market value of the Common Stock at the close of business on May 7, 1998. Mr. Toh was also granted 75,000 options exercisable and fully vested at $.92, the fair market value at the close of business on December 22, 1998. Amounts paid to the Directors were the following: Mr. Gleason $339,600; Mr. McNamara $437,650; Mr. Marshall $330,749 and Mr. Toh $36,375. In addition, the Board awarded to Mr. McNamara, Chairman of the Board, an additional cash compensation in the amount of $300,000 for services provided above and beyond the duties typically performed by a Chairman.



EMPLOYMENT AGREEMENTS

        Mr. Robert J. Bronchetti, the former President and Director vacated his position on January 19, 1998. Mr. Bronchetti formally resigned from these positions effective March 9, 1998. In an agreement, as set forth in Exhibit 10(m) hereto and incorporated herein by reference, he will receive the sum of $500,000 in twenty-four equal monthly installments commencing with the first installment in April 1998.

        Mr. Edward T. Anderson, was Executive Vice President until March 9, 1998 when he was named Acting President. He resigned from the Company on November 23, 1998 and entered into a twelve-month severance agreement with the Company effective November 23, 1998 to provide consulting services in exchange for $189,000 compensation as set forth in Exhibit 10 (o) hereto and incorporated herein by reference.

--------  ------------------------------

EMPLOYMENT AGREEMENTS (cont.)

        Effective November 30, 1998, the Company entered into a six-month agreement with Mr. Richard M. Cohen, President of Richard M. Cohen Consultants, Inc., appointing him Interim President and Director of the Company. The Company paid him $200,000 for his services and he was granted 100,000 Common Stock options at the price, at grant date, of $1.1484. Half the options vested at the grant date of November 30, 1998 and the other 50,000 shares vested on May 31, 1999.

        Effective May 12, 1999, the Company entered into an employment agreement with Mr. Allen D. Rice (the "Rice Employment Agreement"). The Rice Employment Agreement provides that Mr. Rice will become the President of the Company. The Rice Employment Agreement provides for an employment term of three years, after which the agreement can be renewed by the Company for an additional two years. During the term, Mr. Rice will receive a base salary of $300,000 per year subject to price index. The Rice Employment Agreement provides for a maximum annual bonus opportunity equal to 66.6% of Mr. Rice's base salary with a guaranteed bonus during the first year equal to $100,000. The Rice Employment Agreement also provides for an award of 30,000 shares of restricted stock, vesting proportionately on a monthly basis over the two years following the date of grant, and an initial award of options with respect to 300,000 shares of Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant vesting proportionately on a monthly basis over the two years following the date of grant. Additionally, the Rice Employment Agreement provides for annual awards of options during the term with respect to 300,000 shares of Common Stock each year having similar terms and conditions as the initial option award. On the last day of each fiscal year during the term of the Rice Employment Agreement, provided Mr. Rice has met or exceeded the performance objectives set by the Board, Mr. Rice may purchase an additional option with respect to 100,000 shares of Common Stock. The purchase price for this additional option shall equal the option's value based on a Black-Scholes valuation methodology. In the event that Mr. Rice is terminated by the Company without Cause (as defined in the Rice Employment Agreement) or Mr. Rice resigns for Good Reason (as defined in the Rice Employment Agreement), the Company is obligated to pay Mr. Rice a lump sum equal to his base salary for remainder of employment term and a bonus for the then current bonus year prorated for the period of time for which Mr. Rice was employed during the year. In addition, all other benefits under the Rice Employment Agreement are to be continued for the remainder of the term of the agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of Messrs. Gleason, McNamara and Marshall since March 1998. Prior to that Messrs. Noah T. Herndon and Per E. Hoel were members of the Compensation Committees and Board members for six and fifteen years, respectively.

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
          Management
          ----------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to each person or group known to the Company to be beneficial owners, as of June 30, 1999 of more than 5% of the Company's outstanding Common Stock:


                                        Shares of                Percent of
Name and Address                     Common Stock                   Class
of Beneficial Owner                Beneficially Owned            Outstanding
-------------------                ------------------            -----------
Sam J. Frankino                     15,743,012(1)                  54.96%
7108 Eagle Terrace
West Palm Beach, FL 33412

Ernest C. Garcia II                  2,849,630(2)                   9.95%
2525 East Camelback Road
Suite 1150
Phoenix, Arizona 85016

SECURITY OWNERSHIP OF MANAGEMENT

The following information is set forth with respect to shares of the Company's Common Stock beneficially owned, as of June 30, 1999 by all Directors, the nominees for election as Directors of the Company, the Chief Executive Officers of the Company and the four other most highly compensated Executive Officers at January 31, 1999 ("Named Executive Officers") and by all officers and Directors of the Company as a group:

                                          Shares of
                                        Common Stock        Percent of
                                         Benefically           Class
Directors                                 Owned(4)         Outstanding
---------                               -----------        -----------

Richard M. Cohen                           100,000              *
John A. Gleason                             75,000              *
James J. McNamara                           75,000              *
William S. Marshall                         85,000(3)           *
Henry Y. L. Toh                             75,000              *

Executive Officers
------------------
Davida S. Howard                            52,996              *
Raymond A. Varcho                           11,523              *
John Borys                                  29,128              *
Steven Jaeger                               29,528              *
The Eleven Officers and Directors as
     a Group                               584,124            2.04%

* Less than 1.0%


(1) Mr. Frankino has both voting and investment power with respect to the shares listed. Of the shares shown above, 726,452 shares are held by the Samuel J. and Connie M. Frankino Charitable Foundation, and 1,000,000 shares are held by Corrine L. Dodero Trust for the Arts and Sciences, both of which are qualified charitable foundations, as to which Mr. and Mrs. Frankino have voting and investment power. Mr. Frankino disclaims any beneficial interest in those shares.

(2) Mr. Garcia has both voting and investment power with respect to the shares listed. Of the shares shown above 134,000 shares are owned by Verde Investments, Inc. Mr. Garcia as the sole owner of all the common stock of Verde, has beneficial ownership of these shares. On May 10, 1999, Mr. Garcia entered into an option agreement with the Company for all of these shares of stock and issued a proxy to vote all his controlled shares to Mr. Henry Y. L. Toh, an independent Director of the Company. This option agreement was filed as Exhibit 10(j) to the Form 8-K dated May 25, 1999, and is incorporated herein by reference.

(3)  Includes 7,000 shares held by Mr. Marshall's wife.

(4) Includes shares which may be acquired within 60 days pursuant to the Company's 1983 Stock Option Plan and 1993 Equity Incentive Plan as follows:

Mr. Cohen                                               100,000
Mr. Gleason                                              75,000
Mr. McNamara                                             75,000
Mr. Marshall                                             75,000
Mr. Toh                                                  75,000
Ms. Howard                                               37,600
Mr. Varcho                                                5,000
Mr. Borys                                                20,000
Mr. Jaeger                                               20,000
The Eleven Executive Officers and
     Directors as a group                               525,350

Item 12.  Security Ownership of Certain Beneficial Owners and
--------  ---------------------------------------------------
          Management (cont.)
          ------------------

(5) Does not reflect 100,000 shares which may be acquired by exercise of options that will be issued to each member of the Board. See "DIRECTORS FEES AND COMPENSATION."


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The Company has acquired an option to purchase shares in the Company from Mr. Ernest C. Garcia II. See "SIGNIFICANT DEVELOPMENTS" item q and Note F of Notes to Consolidated Financial Statements for more information.

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------
           Documents filed as part of this report:
           ---------------------------------------

(a)(1)   The following financial statements are included in Part II, Item 8:

             Report of Independent Certified Public Accountants

             Financial Statements:

               Consolidated Balance Sheets - as of
                 January 31, 1999 and 1998

               Consolidated Statements of Operations -
                 Years Ended January 31, 1999, 1998 and 1997

               Consolidated Statements of Stockholders' Equity-Years Ended
                 January 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows-Years Ended January 31,
                 1999, 1998 and 1997

               Notes to Consolidated Financial Statements-Years Ended January
                 31, 1999, 1998 and 1997

(a)(2) The following financial statement schedule for the years ended January 31, 1999, 1998 and 1997 is submitted herewith:

             Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes.

(a)(3) Exhibits

                         Description
                         -----------

(2)(a) Agreement of Merger (incorporated by reference to Exhibit 2 to the Company's Form 8B dated December 27, 1995, SEC File No. 1-11601).

(3)(a) Restated Certificate of Incorporation of National Auto Credit, Inc. (incorporated by reference to Exhibit 3(1) to the Company's Form 8B dated December 27, 1995, SEC File No. 1-11601).

(3)(b) By-Laws of National Auto Credit, Inc. (incorporated by reference to Exhibit 3(2) to the Company's Form 8B dated December 27, 1995, SEC File No. 1-11601).

(3)(c)              Amended and Restated By-Laws of National Auto Credit, Inc.
                    dated January 14, 1999. (incorporated by reference to the Current Report on Form 8-K filed May 25, 1999, SEC File No. 1-11601).

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------
          (cont.)

(4)(c)              Specimen Stock Certificate - National Auto Credit, Inc.
                    (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, SEC File No. 1-11601).

(4)(d) Short and Long-term Credit Agreements dated April 21, 1997 between various financial institutions, and the First National Bank of Chicago as Agent and the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

(4)(e) 7.66% Senior Notes Agreement due April 21, 2004 between various insurance companies and the Company dated April 21, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997).

(4)(f) Limited Term Extension dated as of February 13, 1998 between the Company and certain lenders, filed herewith.

(4)(g) First Amendment to Limited Term Extension dated as of March 6, 1998 between the Company and certain lenders, filed herewith.

(4)(h) Second Amendment to Limited Term Extension dated as of March 16, 1998 between the Company and certain lenders, filed herewith.

(4)(i) Third Amendment to Limited Term Extension dated as of May 29, 1998 between the Company and certain lenders, filed herewith.

(4)(j) Security Agreement dated as of May 29, 1998 between the Company and certain lenders, filed herewith.

(4)(k) Final Payment and Termination of Credit Agreement and Notes Purchase Agreement dated as of December 23,1998 between the Company and certain lenders, filed herewith.

(10)(a) National Auto Credit, Inc. 1983 Stock Option Plan (incorporated by reference to the Company's Post Effective Amendment No. 2 to Form S-8 as filed on October 1, 1987, File No. 2-93984).

(10)(b) National Auto Credit, Inc. 1986 Employees Stock Purchase Plan (incorporated by reference to the Company's Post Effective Amendment No. 2 to Form S-8 filed on October 1, 1987, File No. 33-2117).

(10)(c) Form of Directors' Indemnification Agreement dated July 2, 1986 (incorporated by reference to Exhibit 10(f) of the Company's Annual Report of Form 10-K for fiscal year ended January 31, 1988, File No. 0-12201).

(10)(d) National Auto Credit, Inc. 1993 Equity Incentive Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28, 1993, File No. 33-51727).

(10)(g) National Auto Credit, Inc. 401(k) Savings and Retirement Plan and Trust (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28, 1993, File No. 33-51729).

(10)(h) National Auto Credit, Inc. 1995 Stock Option Plan for Member Dealers (incorporated by reference to the Company's Form S-3 Registration Statement as filed on May 3, 1995, File No. 33-58579).

(10)(i) Employment Agreement dated as of May 12, 1999, between the Company and Allen D. Rice (incorporated by reference to Current Report on Form 8-K filed May 25, 1999).

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------
          (cont.)

(10)(j) Option Agreement, dated May 10, 1999, by and among the Company, Ernest C. Garcia II (on his own behalf and, for the purposes of certain provisions of the agreement, on behalf of Verde Investments, Inc., in his capacity as President) and Steven Johnson (for purposes of certain portions of the agreement only, incorporated by reference to Current Report on Form 8-K filed May 25, 1999).

(10)(k) Irrevocable Proxy of Ernest C. Garcia II and Verde Investments, Inc. in favor of Henry Toh, dated May 10, 1999 (incorporated by reference to Current Report on Form 8-K filed May 25, 1999).

(10)(l) Escrow Agreement, dated as of May 10, 1999, by and among the Company, Ernest C. Garcia II and Gordon, Fournaris & Mammarella, P.A., as Escrow Agent (incorporated by reference to Current Report on Form 8-K filed May 25, 1999).

(10)(m) Severance Agreement between Robert J. Bronchetti and the Company dated March 9, 1998, filed herewith and incorporated herein by reference.

(10)(n) Consulting Agreement between Richard M. Cohen and the Company dated November 30, 1998, filed herewith and incorporated herein by reference.

(10)(o) Separation Agreement between Edward T. Anderson and the Company dated November 23, 1998, filed herewith and incorporated herein by reference.

(16) Letter from Deloitte & Touche LLP dated January 20, 1998 (incorporated by reference to Current Report on Form 8-K filed January 21, 1998).

(17.1)              Letter of Resignation, dated March 10, 1998, of Noah T.
                    Herndon as a director of the Company (incorporated by reference to Current Report on Form 8-K filed March 16,
                    1998).

(17.2) Letter of Resignation, dated March 10, 1998, of Per E. Hoel as a director of the Company (incorporated by reference to Current Report on Form 8-K filed March 16, 1998).

(17.3) Letter of Resignation, dated March 10, 1998, of J. Hunter Brown as a director of the Company (incorporated by reference to Current Report on Form 8-K filed March 16,
                    1998).

(21)                Subsidiaries of National Auto Credit, Inc. at January 31,
                    1999.

(23)                Consent of Independent Certified Public Accountants

(27)                Financial Data Schedule

(b) Reports on Form 8-K - The Company filed Form 8-K on each of the following
    -------------------   dates. None of the reports listed contained financial
                          statements.

(b) On January 21, 1998 a Form 8-K was filed announcing that the Company's independent auditors, Deloitte & Touche LLP, had resigned.

                    On January 28, 1998 a Form 8-K was filed announcing that the Company had reached an agreement with its banks to defer scheduled debt payment.

                    On February 6, 1998 a Form 8-K was filed announcing that the Company had reached an agreement with its banks to defer scheduled debt payment.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     --------  ----------------------------------------------------------------
              (cont.)

(b) On February 19, 1998 a Form 8-K was filed announcing that the Company had engaged Grant Thornton LLP as their independent auditors in connection with the audit on its financial statements as of January 31, 1998.

     On February 23, 1998 a Form 8-K was filed announcing that the Company's Board of Directors declined to reinstate Sam Frankino as Chairman.

     On March 9, 1998 a Form 8-K was filed announcing that the Company had reached an agreement with its banks to defer scheduled debt payment.

     On March 16, 1998 a Form 8-K was filed announcing the resignation of the first Special Committee, appointment of New Special Committee, NYSE delisting, and Robert J. Bronchetti's resignation.

     On March 20, 1998 a Form 8-K was filed announcing that the Company had reached an agreement with its banks to defer scheduled debt payment.

     On March 30, 1998 a Form 8-K was filed announcing that Sam J. Frankino would retire from the Company as Board Chairman, Chief Executive Officer and a Director.

     On May 1, 1998 a Form 8-K was filed announcing that the Company's Annual Report for year ended January 31, 1998 would not be available within the prescribed time period.

     On June 10, 1998 a Form 8-K was filed announcing that the Company had engaged the services of the corporate turnaround specialist firm Jay Alix & Associates and had reached an agreement with its banks to defer scheduled debt payment.

     On August 17, 1998 a Form 8-K was filed announcing that the Company had reached an agreement with its banks to defer scheduled debt payment.

     On November 4, 1998 a Form 8-K was filed announcing that the Company had engaged Grant Thornton LLP, their independent auditors, to conduct audits of its financial statements for the years ended January 31, 1997 and 1999.

     On November 12, 1998 a Form 8-K was filed announcing that the Company had paid off substantially all of its outstanding lender debt totaling approximately $34.9 million. The Company utilized a portion of a $46.7 million federal income tax refund received November 9, 1998.

     On December 28, 1998 a Form 8-K was filed announcing that the class action lawsuits against the Company had been consolidated.

     On January 22, 1999 a Form 8-K was filed announcing that the Company had named Richard M. Cohen as President.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    National Auto Credit, Inc.
                                                           Registrant


Date   July  28, 1999                               By: /s/ Allen D. Rice
     --------------------------                         ------------------------
                                                          Allen D. Rice
                                                          President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on July 28, 1999.


Principal Executive Officer:                     Principal Financial
----------------------------                     -------------------
                                                 and Accounting Officer:
                                                 -----------------------

By: /s/ Allen D. Rice                            By: /s/Richard M. Cohen
   ---------------------------                      -------------------------
Allen D. Rice                                    Richard M. Cohen
President                                        Interim Chief Financial Officer



                                    Directors:
                                    ----------


/s/James J. McNamara                             /s/William S. Marshall
------------------------------                   ------------------------------
James J. McNamara,  Chairman                      William S. Marshall, Director
   of the Board and Director





/s/John A. Gleason                               /s/ Henry Y. L. Toh
------------------------------                   ------------------------------
John A. Gleason, Director                        Henry Y. L. Toh, Director




/s/ Richard M. Cohen
------------------------------
Richard M. Cohen, Director

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



 Column A                             Column B                       Column C                     Column D         Column E
---------                             --------          ----------------------------------        --------         --------

                                                                     Additions
                                      Balance at                    Charged to:                                       Balance
                                      beginning          ---------------------------------                            at end
Description                            of period           Expenses               Other          Deductions          of period
-----------                          ------------        ---------------    --------------    --------------      ---------------

 Year ended January 31, 1999
----------------------------
   Self-insurance claims           $        9,144        $           50      $        -       $   4,314 (a)     $         4,880

 Year ended January 31, 1998
----------------------------
   Self-insurance claims           $       18,952        $          713      $        -       $  10,521 (a)     $         9,144

 Year ended January 31, 1997
----------------------------
   Self-insurance claims           $       25,757        $        3,029      $        -       $   9,834 (a)     $        18,952


Prior year amounts have been restated as discussed in Note L of the Consolidated Financial Statements.

     (a)  Cash disbursements related to self-insured claims.