Form 10-Q
period 1999-04-30
NATIONAL AUTO CREDIT INC /DE
filed 1999-12-10
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ----------------------------------------------------
                                    FORM 10-Q

        (MARK ONE)

             X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ----------      SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended      April 30, 1999
                                                      -------------------------

                                       OR

                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        ----------      SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to
                                                      ---------  ---------

                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   34-1816760
                      (I.R.S. Employer Identification No.)

                      30000 Aurora Road, Solon, Ohio 44139
              (Address of principal executive offices and zip code)

                                 (440) 349-1000
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                              ---      ---

          Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

          As of October 31, 1999, there were 28,617,333 shares of Common Stock, $.05 par value, outstanding.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                      PAGE
                                                                                      ----
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements                                                    1

               Report of Independent Certified Public Accountants                      1

               Condensed Consolidated Balance Sheets as of
               April 30, 1999 and January 31, 1999                                     2

               Condensed Consolidated Statements of Operations for the
               Three Months Ended April 30, 1999 and 1998                              3

               Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended April 30, 1999 and 1998                              4

               Notes to Condensed Consolidated Financial Statements                    5


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                           10


Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                                             16


PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                       17


Item 5.        Other Information                                                       18


Item 6.        Exhibits and Reports on Form 8-K                                        19


Signatures                                                                             20

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of April 30, 1999, and the related statements of operations and cash flows for each of the three-month periods ended April 30, 1999 and 1998. The financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

         The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to these condensed consolidated financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E to these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated June 30, 1999, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Grant Thornton LLP
Cleveland, Ohio
September 2, 1999 (except for the last paragraph of Note C as to which the date is December 2, 1999 and the first and seventh paragraphs of Note D as to which the dates are October 12, 1999 and December 9, 1999, respectively)

                     NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)

                                                            April 30,     January 31,
                                                              1999            1999
                                                            ---------     -----------
ASSETS
Cash and cash equivalents                                   $ 40,071       $ 32,109
Installment loans, net (Note B)                               57,595         70,401
Property and equipment, net of accumulated depreciation
  of $5,452 and $5,262, respectively                           8,508          8,558
Affordable housing investments                                10,609         10,270
Income taxes refundable                                        3,242          3,295
Other assets                                                   2,030          2,659
                                                            --------       --------

TOTAL ASSETS                                                $122,055       $127,292
                                                            ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Self-insurance claims                                       $  4,432       $  4,880
Accrued income taxes                                           6,490          6,510
Other liabilities                                             15,520         16,126
                                                            --------       --------
                                                              26,442         27,516

COMMITMENTS AND CONTINGENCIES  (Note D)                         --             --


STOCKHOLDERS' EQUITY (Note C)
Preferred stock - $.05 par value,
  authorized 2,000,000 shares, none issued                      --             --
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued 29,960,613 and
  29,982,512 shares, respectively                              1,499          1,500
Additional paid-in capital                                   166,149        166,168
Retained deficit                                             (59,932)       (55,789)
Treasury stock, at cost, 1,345,968 shares                    (12,103)       (12,103)
                                                            --------       --------
                                                              95,613         99,776
                                                            --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $122,055       $127,292
                                                            ========       ========

See notes to condensed consolidated financial statements.

                    NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

                                                              Three Months Ended
                                                                   April 30,
                                                           ------------------------
                                                            1999             1998
                                                           -------          -------
REVENUE
     Interest income                                       $ 2,102          $ 5,279
     Fees and other income                                      45               58
                                                           -------          -------
          Total                                              2,147            5,337

COSTS AND EXPENSES
     Provision for credit losses                               182              724
     Operating                                               3,073            2,803
     General and administrative                              1,506            1,249
     Litigation and non-recurring charges                    1,954            2,068
     Interest (income) expense                                (425)           1,668
                                                           -------          -------
          Total                                              6,290            8,512
                                                           -------          -------

LOSS BEFORE INCOME TAXES                                    (4,143)          (3,175)

Provision for income taxes                                    --               --
                                                           -------          -------

NET LOSS                                                   $(4,143)         $(3,175)
                                                           =======          =======


BASIC AND DILUTED LOSS PER SHARE                           $ (0.14)         $ (0.11)
                                                           =======          =======

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (000'S)
     Basic and Diluted                                      28,631           28,560
                                                           =======          =======

See notes to condensed consolidated financial statements.

                     NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                                Three Months Ended
                                                                     April 30,
                                                               ---------------------
                                                                1999          1998
                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $(4,143)      $(3,175)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                  337           354
    Provision for credit losses                                    182           724
    Changes in operating assets and liabilities:
      Accrued income tax refundable                                 33         4,657
      Other liabilities                                           (372)       (1,253)
      Self-insurance claims                                       (448)       (1,144)
      Other operating assets and liabilities, net                  690         3,274
                                                               -------       -------

       Net cash (used in) provided by operating activities      (3,721)        3,437
                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on gross finance receivable            21,657        32,729
     Purchase of loans                                          (8,700)       (6,296)
     Purchase of other property and equipment                     (237)         (144)
     Purchase of affordable housing investments                 (1,017)       (1,220)
                                                               -------       -------

       Net cash provided by investing activities                11,703        25,069
                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on notes payable                                --         (15,677)
     Stock issued under benefit plans                              (20)         --
                                                               -------       -------

       Net cash used in financing activities                       (20)      (15,677)
                                                               -------       -------

Increase in cash and cash equivalents                            7,962        12,829
Cash and cash equivalents at beginning of period                32,109         4,682
                                                               -------       -------
Cash and cash equivalents at end of period                     $40,071       $17,511
                                                               =======       =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                             $    13       $ 2,746
                                                               =======       =======
     Income taxes refunded                                     $    33       $ 4,657
                                                               =======       =======

See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and subsidiaries (the "Company"), all of which are wholly-owned. The financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

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

         Certain prior year amounts have been reclassified to conform to the current presentation.


NOTE B - Installment Loans, Net
         ----------------------

         The following table sets forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of the Company's net installment loans as of and for the three months ended April 30, 1999 and 1998 (in thousands):

                                 Gross                       Credit      Allowance    Installment
                                Finance        Unearned       Loss       for Credit      Loans,
                               Receivable       Income      Discount       Losses         Net
                               ----------      --------     --------     ----------   -----------
Balance, January 31, 1999       $115,473       $(7,052)     $(21,190)     $(16,830)     $ 70,401
Purchases                         17,314          (985)       (7,387)         --           8,942
Cash collected                   (23,668)         --            --            --         (23,668)
Charge-offs                       (6,393)         --           3,455         2,938          --
Provision for credit losses         --            --            --            (182)         (182)
Interest income                     --           2,102          --            --           2,102
Reclassification                    --              18           (18)         --            --
Dealer fees charged                 --            --            --            --            --
                                --------       -------      --------      --------      --------

Balance, April 30, 1999         $102,726       $(5,917)     $(25,140)     $(14,074)     $ 57,595
                                ========       =======      ========      ========      ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - Installment Loans, Net (cont.)
         ----------------------

                                 Gross                        Credit      Allowance    Installment
                                Finance        Unearned        Loss       for Credit      Loans,
                               Receivable       Income       Discount       Losses         Net
                               ----------      --------      --------     ----------   -----------
Balance, January 31, 1998       $269,690       $(20,534)     $(34,920)     $(61,789)     $152,447
Purchases                          9,239           (171)       (2,456)         --           6,612
Cash collected                   (39,196)          --            --            --         (39,196)
Charge-offs                      (22,152)          --           7,232        14,920          --
Provision for credit losses         --             --            --            (724)         (724)
Interest income                     --            5,279          --            --           5,279
Reclassification                    --             --            --            --            --
Dealer fees charged                 --             --            --            (327)         (327)
                                --------       --------      --------      --------      --------

Balance, April 30, 1998         $217,581       $(15,426)     $(30,144)     $(47,920)     $124,091
                                ========       ========      ========      ========      ========

         The balances at April 30, 1999 and 1998 include amounts related to whole loans purchased by the Company, and to loan interests purchased under sharing agreements with dealers, as follows (in thousands):

                                 Gross                        Credit      Allowance    Installment
                                Finance        Unearned        Loss       for Credit      Loans,
                               Receivable       Income       Discount       Losses         Net
                               ----------      --------      --------     ----------   -----------
Balance, April 30, 1999
Whole loans                     $ 35,787       $ (1,733)     $(17,849)     $   (182)     $ 16,023
Loan interests                    66,939         (4,184)       (7,291)      (13,892)       41,572
                                --------       --------      --------      --------      --------
Total                           $102,726       $ (5,917)     $(25,140)     $(14,074)     $ 57,595
                                ========       ========      ========      ========      ========

Balance, April 30, 1998
Whole loans                     $   --         $   --        $   --        $   --        $   --
Loan interests                   217,581        (15,426)      (30,144)      (47,920)      124,091
                                --------       --------      --------      --------      --------
Total                           $217,581       $(15,426)     $(30,144)     $(47,920)     $124,091
                                ========       ========      ========      ========      ========

         The whole loans and the loans underlying the loan interests, outstanding at April 30, 1999, generally have initial terms ranging from 12 to 48 months, with average initial terms and amounts of 38 months and $10,000, respectively. At April 30, 1999 and 1998 the average remaining term was 19 and 24 months, respectively, and the percentage of loans which were greater than 120 days past due were 3.5% and 16.5%, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - Stockholder's Equity
         --------------------

         On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, all of which will be credited toward the aggregate exercise price payable by the Company upon any exercise of its option. On June 24, 1999, the option was extended for an additional 45 days (the "First Extension") until August 8, 1999. In consideration for the First Extension, the Company paid $500,000, $250,000 of which will be credited toward the aggregate exercise price payable by the Company upon any exercise of its option. On August 8, 1999, the option was extended for an additional 120 days (the "Second Extension"). In consideration for the Second Extension, the Company paid $1,000,000, $750,000 of which will be credited toward the aggregate exercise price payable by the Company upon any exercise of its option.

         On November 22, 1999, the Board of Directors of the Company approved the exercise of its option. On December 2, 1999, the Company exercised such option and paid the unaffiliated stockholder an additional $2,274,445 for the 2,849,630 shares subject to option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2,000,000 in aggregate credits to which the Company became entitled under the Option Agreement, the First Extension and the Second Extension.


NOTE D - Commitments and Contingencies
         -----------------------------

         The Company and certain of its former officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio. The actions allege fraud and other violations of the federal securities laws. The actions were consolidated on October 16, 1998, and discovery is presently stayed pending the courts rulings on various outstanding motions. The consolidated action seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. The Company has accrued $3,000,000 to defend against this action. On October 12, 1999, the Hon. Patricia Hemann, United States Magistrate Judge, issued a report and recommendation (the "Report") to the Hon. Solomon Oliver, United States District Judge, recommending that the motions to dismiss filed by the Company and the other defendants be granted. Plaintiffs have filed an objection to the Magistrate's Report with the District Court. The Company has responded to this objection. Although the Company intends to vigorously defend itself, the ultimate outcome of these actions, including the range of loss, if any, cannot presently be predicted, and the Company has not recorded any provision for any damages that may result from these actions. An unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Securities and Exchange Commission, the United Sates Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche LLP. The Company is cooperating fully with the investigations. The ultimate outcome of these investigations on the Company cannot presently be predicted. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         Following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting and underwent changes in management. Included in the results of operations for the three months ending April 30, 1999 and 1998, respectively, are the following costs (in thousands):

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - Commitments and Contingencies (cont.)
         -----------------------------

                                                             Three Months Ended
                                                                 April 30,
                                                            --------------------
                                                             1999          1998
                                                            ------        ------
Legal fees relating to defending litigation                 $  735        $  663
Crisis management consulting                                   550           833
Costs of special investigation                                  53           456
Fees for special independent audits                            341           105
Financing, loan waiver and prepayment fees                     275          --
Other                                                         --              11
                                                            ------        ------
   Total                                                    $1,954        $2,068
                                                            ======        ======

         As of April 30, 1999 the Company has accrued $3,000,000 for the future costs of defending the stockholder litigation and responding to the regulatory investigations.

         In December 1995, the U.S. Department of Labor notified the Company of its investigation of the Company's pay practices concerning its former employees in all states during the period from February 1, 1993 through September 30, 1995. On January 15, 1998, the Company reached an agreement in principle with the Department of Labor to settle the matter in all states for approximately $2,700,000 including civil penalties, interest and related payroll taxes. The formal agreement was completed on September 11, 1998. The Company accrued $2,720,000 in January 1998 for this settlement. The Company made its final payment as directed by the Department of Labor regarding the settlement of this issue in July 1999.

         On June 7, 1999, Sam J. Frankino, the former Chairman of the Company's Board of Directors and its majority stockholder, instituted two separate civil actions against the Company in the Delaware Court of Chancery. The first of these actions sought to compel the Company to hold an annual meeting of stockholders for the election of directors. The second of these actions sought to inspect the Company's stockholder list materials and other of its books and records in connection with such annual meeting. On June 21, 1999, the Company resolved both of these actions by stipulation, agreeing to hold an annual meeting of stockholders on September 15, 1999 and agreeing to make available to Mr. Frankino the stockholder list and other materials he had requested.

         On August 30, 1999, Sam J. Frankino instituted a civil action against the Company and its current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw not permitting stockholders to act by written consent is not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants' affirmative defenses. On September 28, 1999, the Company and the other defendants cross-moved for summary judgment and opposed all motions filed by the plaintiff. The Court of Chancery heard argument on the motions for summary judgment on October 7, 1999. On November 5, 1999, the Court of Chancery granted plaintiff's motion for summary judgment and denied the cross motion for summary judgment filed by the Company and the other defendants. On November 12, 1999, the Court of Chancery denied the defendants' motion for a stay pending appeal. Plaintiff's nominees were seated as directors. Certain individual director defendants are appealing the Court of Chancery's summary judgment rulings on an expedited basis. On December 3, 1999, the parties to the appeal agreed to the dismissal of the Company

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - Commitments and Contingencies (cont.)
         -----------------------------

as a party-appellant. On December 6, 1999, Messrs. Cohen and Rice agreed to dismiss their participation in the appeal. See Item 5. Other Information. On December 9, 1999, the Delaware Supreme Court affirmed the judgement of the Delaware Court of Chancery.

         In addition, in the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

NOTE E - Going Concern
         -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the settlement of liabilities, including commitments and contingent liabilities, in the normal course of business. The Company incurred net losses in the first three months of fiscal 2000, and for the fiscal years ended January 31, 1999 and 1998. During 1998 and 1999 the Company did not comply with certain covenants of its loan agreements. The Company was able to obtain waivers and extensions and in fiscal 1999 completed the repayment of all of its operating debt. However, to date the Company has been unable to obtain new debt financing. Additionally, the Company is a defendant in significant stockholder litigation and is the subject of certain regulatory investigations. These factors raise substantial doubts about the Company's ability to continue as a going concern.

         The Company may pursue new debt, or equity financing, for use in funding its operations and the settlement of its liabilities. However, the Company's pending litigation and other factors may make obtaining such financing difficult. Additionally, the Company will examine the sale of non-operating assets as a source of capital. There can be no assurance that capital will be obtained from these sources. In the interim, or absent obtaining such capital, the Company will restrict its purchase of new loans to the cash flows available from the collections of its existing loans after the use of the cash flows to pay operating expenses and existing liabilities. The Company had a cash balance of approximately $45,500,000 as of August 31, 1999, and it believes that such cash and the cash flows from the collection of existing loans will be sufficient for it to pay operating expenses, existing liabilities, and make some level of new loan purchases, over the next twelve months. However, there can be no assurance that this plan will be successful. Additionally, the restrictions on the purchase of new loans inherent in such a plan would cause the size of the Company's investments in loans, and its interest income therefrom, to decline over time.

         The Company's existing liabilities include the accrual of estimates of the costs to defend the pending stockholder litigation, and to respond to the pending regulatory investigations. Such matters represent contingent liabilities. The ultimate outcome of these matters, including the timing of their resolution, cannot presently be predicted, and accordingly no provision has been recorded for any damages that may result from these matters. The Company intends to vigorously defend the stockholder litigation and to cooperate fully with the investigations. However, the need to devote significant cash flows to satisfy any damages resulting from these matters would have a significant adverse effect on the Company's continued operations.

         As a result of these factors the Company's continuation as a going concern will ultimately depend on its ability to (i) obtain new debt or equity financing or other sources of capital which can be invested to achieve profitable operations through growth in interest income (resulting from growth in investments in loans) and the control of expenses, and (ii) resolve the pending litigation and regulatory investigations on terms satisfactory to the Company. The unaudited financial statements do not include any adjustments relating to the recoverability of assets or the amount or settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

         National Auto Credit, Inc., through NAC, Inc., a wholly-owned subsidiary, invests in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company purchases such loans, or interests in pools of such loans (collectively "loan investments"), from member dealers. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing. As of April 30, 1999, the Company had a network of approximately 1,000 dealers located throughout the United States.

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

         For the first three months of fiscal 2000 ending April 30, 1999, the Company incurred a net loss of $4,143,000, primarily as the result of a 59.8% decline in revenues to $2,147,000 and the incurrence of costs of $1,954,000 associated with certain litigation and non-recurring charges, as discussed below. The decline in revenues was principally due to the reduction in the size of the Company's loan portfolio. During fiscal 1999 the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. The Company developed a dealer scoring model to allow it to evaluate its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans. The Company's lack of external financing sources since the repayment of its debt in November 1998 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to a decline in the number of dealers enrolled in the Company's program and to a decline in the number of loans added.

         As of April 30, 1999, the Company has obtained no external sources of financing, and is operating on internally generated cash flows, which resulted from excess of collections on installment loans over the investment in new loans as the Company reduced the size of its operations. The Company's purchases of loans will be limited to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities.

         As discussed elsewhere herein, on January 16, 1998, Deloitte & Touche LLP, the Company's former independent auditors, resigned, advising the Company that information had come to its attention that led it to no longer be able to rely on the representations of the then management of the Company. Following the resignation of Deloitte & Touche LLP, the Board of Directors formed a special committee to investigate, with the assistance of special independent legal, accounting and auditing experts, the basis for Deloitte & Touche LLP's decision to resign as the Company's auditors and to review certain of the Company's accounting records and financial reporting. As a result of that investigation, a second investigation conducted by a successor special committee, and Grant Thornton LLP's reaudit of the fiscal 1997 financial statements, the Company determined that its previously issued fiscal 1995, 1996 and 1997 financial statements required restatement to correct accounting that resulted from the failure of the Company to properly consider information available at the time those financial statements were prepared, including information that may not have been considered due to certain errors or irregularities in certain accounting or corporate records. The fiscal 1995, 1996 and 1997 financial statements were restated, as reported in the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

        The Company and certain of its former officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio. The actions allege fraud and other violations of the federal securities laws. The actions were consolidated on October 16, 1998, and discovery is presently stayed pending the courts rulings on various outstanding motions. The consolidated action seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. The Company has accrued $3,000,000 to defend against this action. On October 12, 1999, the Hon. Patricia Hemann, United States Magistrate Judge, issued a report and recommendation (the "Report") to the Hon. Solomon Oliver, United States District Judge, recommending that the motions to dismiss filed by the Company and the other defendants be granted. Plaintiffs have filed an objection to the Magistrate's Report with the District Court. The Company has responded to this objection. Although the Company intends to vigorously defend itself, the ultimate outcome of these actions, including the range of loss, if any, cannot presently be predicted, and the Company has not recorded any provision for any damages that may result from these actions. An unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities, including commitments and contingent liabilities, in the normal course of business. The Company incurred losses from continuing operations in fiscal 1998 and 1999, and continues to incur losses in the current year (fiscal year 2000). To date the Company has been unable to obtain new debt financing. Additionally, the Company is a defendant in significant stockholder litigation, and the Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche LLP. These factors raise substantial doubts about the Company's ability to continue as a going concern.

         The Company may pursue new debt, or equity financing, for use in funding its operations and the settlement of its liabilities. However, the Company's pending litigation and other factors may make obtaining such financing difficult. Additionally, the Company will examine the sale of non-operating assets as a source of capital. There can be no assurance that capital will be obtained from these sources. In the interim, or absent obtaining such capital, the Company will restrict its purchase of new loans to the cash flows available from the collections of its existing loans after the use of those cash flows to pay operating expenses and existing liabilities. The Company has a cash balance of approximately $52,000,000 as of October 31, 1999, and it believes that such cash and the cash flows from the collection of existing loans will be sufficient for it to pay operating expenses, existing liabilities, and make some level of new loan purchases, over the next twelve months. However, there can be no assurance that this plan will be successful. Additionally, the restrictions on the purchase of new loans inherent in such a plan would cause the size of the Company's investments in loans, and its interest income therefrom, to decline over time.

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

         As a result of these factors the Company's continuation as a going concern will ultimately depend on its ability to (i) obtain new debt or equity financing or other sources of capital which can be invested to achieve profitable operations through growth in interest income (resulting from growth in the investments in loans) and the control of expenses, and (ii) resolve the pending litigation and regulatory investigations on terms satisfactory to the Company. The financial statements do not include any adjustments relating to the recoverability of assets or the amount or settlement of liabilities that might be necessary should the Company be unable to continue as a going concern.


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

         The following sets forth certain information concerning the Company's investments in and purchases of loans for fiscal 1997 through fiscal 2000:

                                                                                                         Number of
                             Installment      Gross Loans      Number of     Enrolled      Average       Contracts
                             Loans, Net       In Force(1)      Contracts     Number of    Contract       Purchased
     Balance as of          (In Millions)    (In Millions)    Outstanding     Dealers     Purchased    During Periods
------------------------    -------------    -------------    -----------    ---------    ---------    --------------
January 31, 1997                $283.5           $494.2          70,000        3,100        $9,900         38,000
January 31, 1998                $152.4           $347.8          52,000        3,000        $8,600         30,000
April 30, 1998                  $124.1           $278.3          43,900        2,900        $9,800          1,300
January 31, 1999                $ 70.4           $124.3          24,000          900        $8,900          6,000
April 30, 1999                  $ 57.6           $107.0          20,800        1,000        $8,700          2,000

(1) Gross loans in force represents the total contractual payments (including payments representing future interest) receivable from the installment loans which the Company owns, or in which the Company owns an interest through the purchase of an interest under sharing arrangements with dealers. The amount includes payments that, if collected, will be remitted to the dealers under these sharing arrangements. While not a measure of the Company's loan assets under generally accepted accounting principles, the Company views gross loans in force as a measure of the level of its activities and the activities of its competitors.

         Interest income declined to $2,102,000 for the first three months of fiscal 2000 from $5,279,000 for the first three months of fiscal 1999, representing a decline of 60.2%. The decline is principally attributable to a 53.6% decrease in the size of the Company's total net loan investments, (i.e., the gross finance receivables less the unearned income, credit loss discount and allowance for credit losses). Interest income declined at a rate slightly greater than the decline in the size of the Company's total loan investment. The Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans declined from 15.3% for the three months ended April 30, 1998 to 13.1% for the first three months of fiscal 2000 ended April 30, 1999. The effective yield declined in fiscal 2000 because of the Company's more selective approach to loan underwriting, which meant paying generally higher percentages of the loans' face or contractual amount for higher quality loans, and the use of more conservative estimates of future loan cash flows, reflecting the deterioration in the collection history experienced in 1998. Each of these factors reduced the amount of the initial loan discount attributed to unearned income, and thus the interest yield. At April 30, 1999, the Company's total net loan investment of $57,595,000 has a weighted-average yield of 11.8%.

         Provision for Credit Losses: The Company's methodology for determining the allowance for credit losses is to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS
118), "Accounting by Creditors for Impairment of a Loan." On a continual basis the Company reviews its estimates of future cash flows for its loan pools. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that serve as the basis for predicting future loan performance. The Company's net investment in each loan pool is compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company is recognizing interest income on that pool of loans. Where the estimated cash flows have been revised downward and, as a result, such a comparison reflects an excess of the investment over the present value of the future cash flows, the Company records an allowance for credit losses by a charge to expense, and also reduces unearned income by a reclassification to the credit loss discount so that future interest income will reflect the same original annual interest rate on the net investment in the loan pool. In those instances where a revised estimate of future cash flows indicates an increase in estimated cash flows over the previous estimate, the Company first reverses into income any previously recorded provision for credit losses, and then increases the rate at which future interest income is recognized by a reclassification from the credit loss discount to unearned income.

         The provision for credit losses was $182,000 for the first three months of fiscal 2000 as compared to $724,000 for the first three months of fiscal 1999. At April 30, 1999, the allowance for credit losses was 19.6% of the Company's net investment in loans, before the allowance, as compared to 27.9% at April 30, 1998. In determining the allowance for credit losses, the Company used weighted average estimates of the future cash flows from its loans, expressed as a percentage of the contractual amounts receivable, which was approximately 57% at April 30, 1999 and 1998. The allowance for credit losses as a percentage of the net investment in the loans before the allowance declined from April 30, 1998 to April 30, 1999 as the result of the change in the Company's charge-off policy. Effective November 1, 1998, the Company revised its charge-off policy to charge-off loans as uncollectible at the earlier of (i) the repossession sale of the collateral, or (ii) a loan becoming 180 days contractually past due. Previously the Company's policy was to charge-off loans when they became 270 days past due on a recency basis. The change in the charge-off policy, while affecting the amount of gross finance receivables, the allowance for credit losses and the credit loss discount, did not have any material affect on the net loss for the three month period ended April 30, 1999.

         Operating Expenses: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses increased to $3,073,000 for the first three months of fiscal 2000 from $2,803,000 for the first three months of fiscal 1999. As a percentage of revenues, operating expenses increased to 143.1% for the first three months of fiscal 2000 from 52.5% for the first three months of fiscal 1999 due principally to the decline in revenues.

         The majority of the costs that comprise operating expenses are variable in nature and will generally increase and decrease with the level of the Company's loan purchase and collection activities. However, changes in the size of the Company's loan portfolio will not immediately allow personnel reductions in certain functions and the magnitude and timing of reductions in operating expenses will generally be less, and later, than declines in revenues. Although operating expenses are expected to generally vary with revenues, for the three months ended April 30, 1999 operating expenses increased, despite a decline in revenues, principally as the result of personnel costs remaining consistent with the prior year amounts. Personnel costs did not decline in the first quarter of fiscal 1999 because, as of that time, the Company had not yet completed the fiscal 1999 audit and other tasks necessary to assess its current status and accordingly formulate its future operating plans. Operating costs for the first quarter of fiscal 1999 were also increased by costs associated with the installation of upgraded computer and information systems. Management believes operating expenses will begin to decrease as the effect of personnel reductions, increased efficiencies and other reductions in operating expenses are initiated.

         General and Administrative: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses increased to $1,506,000 for the first three months of fiscal 2000 from $1,249,000 for the first three months of fiscal 1999, but increased as a percentage of revenues, due to the decline in revenues, to 70.1% for the first three months of fiscal 2000 from 23.4% for the first three months of fiscal 1999.

         General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The increase in general and administrative costs in the first quarter fiscal 2000, as compared to 1999, was due to an increase in professional services offset by lower personnel and occupancy costs.

         Litigation and Non-Recurring Charges: As previously discussed, following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting, and underwent changes in management. Included in the results of operations for the first three months of fiscal 2000 and 1999, respectively, are the following costs related to the investigations and management changes (in thousands):

                                                             Three Months Ended
                                                                  April 30,
                                                            --------------------
                                                             1999          1998
                                                            ------        ------
Legal fees relating to defending litigation                 $  735        $  663
Crisis management consulting                                   550           833
Costs of special investigations                                 53           456
Fees for special independent audits                            341           105
Financing, loan waiver and prepayment fees                     275          --
Other                                                         --              11
                                                            ------        ------
   Total                                                    $1,954        $2,068
                                                            ======        ======

         As of April 30, 1999 the Company has accrued $3,000,000 for the future costs of defending the stockholder litigation and responding to the regulatory investigations.

         Interest (Income) Expense: Interest expense decreased to zero for the first three months of fiscal 2000 from $1,668,000 for the first three months of fiscal 1999 as a result of the Company's level of outstanding debt, which went from an average of $75,787,000 in fiscal 1999 to zero in fiscal 2000. During the current fiscal year, the Company invested its cash balances into short-term marketable securities to generate income of $425,000, net of bank charges.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the three-month periods ended April 30, 1999 and April 30, 1998. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first three months of fiscal year 2000, the Company used $3,721,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed interest income from the declining portfolio balance. The Company generated $11,703,000 in cash flows from investing activities principally as the result of $12,957,000 of cash flows from the net reduction in the size of its loan portfolio. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $40,071,000 at April 30, 1999.

         During the first three months of fiscal 1999, the Company generated $3,437,000 in cash flows from operations, and additionally generated $26,433,000 of cash flows from the net reduction in the size of its loan portfolio. The $3,437,000 of cash flows from operations included the benefit of a net refund of $4,657,000 of previously paid income taxes generated by the carryback of the Company's 1998 losses.

         The Company believes that the cash on hand of approximately $52,000,000 at October 31, 1999, plus cash flows from loan collections, will be sufficient to fund its activities through January 31, 2000. However, as previously discussed, the Company's lack of external financing sources will limit its ability to purchase new loans to the net cash available from the collections from its existing loan portfolio after paying operating expenses and existing liabilities, including costs associated with pending civil litigation and investigations. Such limitations may have an adverse impact on the Company's liquidity and results of operations.


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

OTHER
-----

         The Company's exposure to the risks of inflation is generally limited to the potential impact of inflation on the operating and general and administrative expenses. To date, inflation has not had a material adverse impact on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As of April 30, 1999 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

PART II.      OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS

         The Company and certain of its former officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio. The actions allege fraud and other violations of the federal securities laws. The actions were consolidated on October 16, 1998, and discovery is presently stayed pending the courts rulings on various outstanding motions. The consolidated action seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. The Company has accrued $3,000,000 to defend against this action. On October 12, 1999, the Hon. Patricia Hemann, United States Magistrate Judge, issued a report and recommendation (the "Report") to the Hon. Solomon Oliver, United States District Judge, recommending that the motions to dismiss filed by the Company and the other defendants be granted. Plaintiffs have filed an objection to the Magistrate's Report with the District Court. The Company has responded to this objection. Although the Company intends to vigorously defend itself, the ultimate outcome of these actions, including the range of loss, if any, cannot presently be predicted, and the Company has not recorded any provision for any damages that may result from these actions. An unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche LLP. The Company is cooperating fully with the investigations. The ultimate outcome of these investigations on the Company cannot presently be predicted. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         On June 7, 1999, Sam J. Frankino, the former Chairman of the Company's Board of Directors and its majority stockholder, instituted two separate civil actions against the Company in the Delaware Court of Chancery. The first of these actions sought to compel the Company to hold an annual meeting of stockholders for the election of directors. The second of these actions sought to inspect the Company's stockholder list materials and other of its books and records in connection with such annual meeting. On June 21, 1999, the Company resolved both of these actions by stipulation, agreeing to hold an annual meeting of stockholders on September 15, 1999 and agreeing to make available to Mr. Frankino the stockholder list and other materials he had requested.

         On August 30, 1999, Sam J. Frankino instituted a civil action against the Company and its current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw not permitting stockholders to act by written consent is not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants affirmative defenses. On September 28, 1999, the Company and the other defendants cross-moved for summary judgment and opposed all motions filed by the plaintiff. The Court of Chancery heard argument on the motions for summary judgment on October 7, 1999. On November 5, 1999, the Court of Chancery granted plaintiff's motion for summary judgment and denied the cross motion for summary judgment filed by the Company and the other defendants. On November 12, 1999, the Court of Chancery denied the defendants' motion for a stay pending appeal. Plaintiff's nominees were seated as directors. Certain individual director defendants appealed the Court of Chancery's summary judgment rulings on an expedited basis. On December 3, 1999, the parties to the appeal agreed to the dismissal of the Company as a party-appellant. On December 6, 1999, Messrs. Cohen and Rice agreed to dismiss their participation in the appeal. See Item 5. Other Information. On December 9, 1999, the Delaware Supreme Court affirmed the judgement of the Delaware Court of Chancery.

         In addition, in the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to vigorously defend litigation and or enter into settlements of claims where management deems appropriate.


ITEM 5.       OTHER INFORMATION

         On September 15, 1999, the Company held its annual stockholders meeting at which Sam J. Frankino and William J. Dodero were elected to the Board of Directors. Below are the results of the election:

Election of Directors        Votes For     Votes Withheld    Abstentions    Broker Non-votes
---------------------        ---------     --------------    -----------    ----------------
John A. Gleason             11,550,026        179,455            --               --
William S. Marshall         11,528,688        200,793            --               --
Sam J. Frankino             16,147,539          --               --               --
William J. Dodero           16,147,539          --               --               --

         The stockholders also ratified the selection of Grant Thornton LLP, Cleveland, as the Company's independent auditors for the fiscal year ending January 31, 2000. Below are the results of the vote:

                             Votes For      Votes Against     Abstentions
                             ---------      -------------     -----------
Independent Auditors        27,797,226          61,697           18,097


         As of November 12, 1999, following the denial by the Court of Chancery of the State of Delaware of the Company's application for a stay of the Court's judgment in favor of Sam Frankino, the Directors of the Board of Directors of the Company consisted of the following individuals:

          Richard Cohen            David Huber               Allen Rice
          Lorraine Dodero          Donald Jasensky           Phillip Sauder
          William Dodero           William Maund             Terry Sweitzer
          Sam Frankino             James McNamara            Henry Toh
                                                             Peter Zacharoff


         The Company announced on November 12, 1999 that Allen Rice had resigned from his employment as President of the Company.

         At a meeting of the newly expanded Board of Directors of the Company held on November 22, 1999, David L. Huber was elected Chairman of the Board and Chief Executive Officer of the Company, replacing the incumbent. In addition, at this meeting, the Board of Directors rescinded authority from any Board committees over the management of the business and affairs of the Company (without affecting the Special Committee's investigative authority relating to Deloitte & Touche LLP's resignation); resolved that certain expenditures of Company funds over $10,000 shall require the approval of the full Board of Directors; reduced the remuneration of Directors to $1,000 per meeting and eliminated any remuneration for attendance at committee meetings; resolved to discontinue the Company's participation as a party-appellant in the appeal pending the Supreme Court of the State of Delaware captioned Frankino v. Gleason, et. al., No. 534, 1999; and resolved to commence a search for a financial consultant for the purpose of identifying and evaluating potential corporate transactions which would enhance stockholder value including, without limitation, the sale of all or part of the Company.

         Messrs. Cohen and Rice resigned from the Board effective December 7, 1999 although Mr. Cohen will continue as Interim Chief Financial Officer through the earlier of December 31, 1999 or until the Company's Forms 10-Q are completed for the second and third quarters of fiscal 2000. Mr. Rice has agreed to act as a Company consultant until July 15, 2000.


ITEM  6.      EXHIBITS AND REPORTS ON FORM 8-K

              a)   Exhibits
                   --------

                   3(d) Amended and Restated By-Laws of National Auto Credit, Inc. dated August 30, 1999.

                   27     Financial Data Schedule

              b)   Reports on Form 8-K
                   -------------------

                   None.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL AUTO CREDIT, INC.

Date:   December 10, 1999               By:   /s/ David L. Huber
      ---------------------                   ---------------------------------
                                              David L. Huber
                                              Chairman of the Board and
                                              Chief Executive Officer


                                        By:   /s/ Richard M. Cohen
                                              ---------------------------------
                                              Richard M. Cohen
                                              Interim Chief Financial
                                              Officer (Principal
                                              Financial and Accounting Officer)