Form 10-Q
period 1999-07-31
NATIONAL AUTO CREDIT INC /DE
filed 1999-12-15
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ----------------------------------------------------
                                    FORM 10-Q

        (MARK ONE)

           [  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended        July 31, 1999
                                                   ----------------------------

                                       OR

           [     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from____________ to____________

                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                                    Delaware
                                    --------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   34-1816760
                                   ----------
                      (I.R.S. Employer Identification No.)

                      30000 Aurora Road, Solon, Ohio        44139
                      --------------------------------------------
              (Address of principal executive offices and zip code)

                                 (440) 349-1000
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

         As of November 30, 1999, there were 28,617,333 shares of Common Stock, $.05 par value, outstanding.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

 PART I.     FINANCIAL INFORMATION


 Item 1.     Financial Statements                                            1

             Report of Independent Certified Public Accountants              1

             Condensed Consolidated Balance Sheets as of
             July 31, 1999 and January  31, 1999                             2

             Condensed Consolidated Statements of Operations for the
             Three Months and Six Months Ended July 31, 1999 and 1998        3

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended July 31, 1999 and 1998                     4

             Notes to Condensed Consolidated Financial Statements            5


 Item 2.     Management's Discussion and Analysis of                        11
             Financial Condition and Results of Operations


 Item 3.     Quantitative and Qualitative Disclosures about                 18
             Market Risk


 PART II.    OTHER INFORMATION


 Item 1.     Legal Proceedings                                              19


 Item 5.     Other Information                                              20


 Item 6.     Exhibits and Reports on Form 8-K                               21


 Signatures                                                                 22

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of July 31, 1999, and the related statements of operations for each of the three and six month periods ended July 31, 1999 and 1998, and cash flows for each of the six-month periods ended July 31, 1999 and 1998. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
September 9, 1999 (except for the last paragraph of Note C as to which the date is December 2, 1999 and the first and seventh paragraphs of Note D as to which the dates are October 12, 1999 and December 9, 1999, respectively)



                                                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                             (UNAUDITED)

                                                                                        July 31,              January 31,
                                                                                          1999                    1999
                                                                                      -------------           ------------

ASSETS
Cash and cash equivalents                                                              $  45,750               $  32,109
Installment loans, net (Note B)                                                           44,651                  70,401
Property and equipment, net of accumulated depreciation
  of $5,642, and $5,262, respectively                                                      8,533                   8,558
Affordable housing investments                                                            10,496                  10,270
Income taxes refundable                                                                    3,242                   3,295
Other assets                                                                               1,927                   2,659
                                                                                       ---------               ---------

TOTAL ASSETS                                                                           $ 114,599               $ 127,292
                                                                                       =========               =========




LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Self-insurance claims                                                                  $   3,734               $   4,880
Accrued income taxes                                                                       6,458                   6,510
Other liabilities                                                                         13,464                  16,126
                                                                                       ---------               ---------
                                                                                          23,656                  27,516

COMMITMENTS AND CONTINGENCIES  (Note D)                                                     --                      --


STOCKHOLDERS' EQUITY (Note C)
Preferred stock - $.05 par value,
  authorized 2,000,000 shares, none issued                                                  --                      --
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued 29,989,445 and
  29,982,512 shares, respectively                                                          1,499                   1,500
Additional paid-in capital                                                               166,176                 166,168
Retained deficit                                                                         (64,629)                (55,789)
Treasury stock, at cost, 1,345,968 shares                                                (12,103)                (12,103)
                                                                                       ---------               ---------
                                                                                          90,943                  99,776
                                                                                       ---------               ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 114,599               $ 127,292
                                                                                       =========               =========








See notes to condensed consolidated financial statements.


                                                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                             (UNAUDITED)


                                                          Three Months Ended                    Six Months Ended
                                                                July 31,                            July 31,
                                                     -----------------------------       ----------------------------
                                                         1999            1998               1999            1998
                                                     -------------    ------------       ------------    ------------

REVENUE
     Interest income                                   $  1,684          $  4,154          $  3,786          $  9,433
     Fees and other income                                   42               401                87               459
                                                       --------          --------          --------          --------
          Total                                           1,726             4,555             3,873             9,892

COSTS AND EXPENSES
     Provision for credit losses                           (368)              675              (186)            1,399
     Operating                                            2,653             2,666             5,726             5,469
     General and administrative                           1,087             1,200             2,593             2,449
     Litigation and non-recurring charges                 2,031             1,260             3,985             3,328
     Cost related to purchase of shares                   1,500              --               1,500              --
     Interest (income) expense                             (480)            1,319              (905)            2,987
                                                       --------          --------          --------          --------
          Total                                           6,423             7,120            12,713            15,632
                                                       --------          --------          --------          --------

LOSS BEFORE INCOME TAXES                                 (4,697)           (2,565)           (8,840)           (5,740)

Provision for income taxes                                 --                --                --                --
                                                       --------          --------          --------          --------

NET LOSS                                               $ (4,697)         $ (2,565)         $ (8,840)         $ (5,740)
                                                       ========          ========          ========          ========


BASIC AND DILUTED LOSS PER SHARE                       $   (.16)         $   (.09)         $   (.31)         $   (.20)
                                                       ========          ========          ========          ========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (000'S)
     Basic and Diluted                                   28,641            28,581            28,636            28,571
                                                       ========          ========          ========          ========










See notes to condensed consolidated financial statements.



                                                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)




                                                                                            Six Months Ended
                                                                                                July 31,
                                                                                      -------------------------------
                                                                                          1999                1998
                                                                                      -------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                               $ (8,840)             $ (5,740)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                                           676                   659
    Provision for credit losses                                                            (186)                1,399
    Changes in operating assets and liabilities:
      Accrued income tax refundable                                                        --                   4,969
      Other liabilities                                                                  (2,192)               (1,842)
      Self-insurance claims                                                              (1,146)               (2,265)
      Other operating assets and liabilities, net                                           865                 4,409
                                                                                       --------              --------

       Net cash (used in) provided by operating activities                              (10,823)                1,589
                                                                                       --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on gross finance receivable                                     37,796                59,473
     Purchase of loans                                                                  (11,763)              (13,904)
     Purchase of other property and equipment                                              (559)                 (297)
     Purchase of affordable housing investments                                          (1,017)               (1,220)
                                                                                       --------              --------

       Net cash provided by investing activities                                         24,457                44,052
                                                                                       --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on notes payable                                                         --                 (35,255)
     Stock issued under benefit plans                                                         7                   111
                                                                                       --------              --------

       Net cash provided by (used in) financing activities                                    7               (35,144)
                                                                                       --------              --------

Increase in cash and cash equivalents                                                    13,641                10,497
Cash and cash equivalents at beginning of period                                         32,109                 4,682
                                                                                       --------              --------
Cash and cash equivalents at end of period                                             $ 45,750              $ 15,179
                                                                                       ========              ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                                                     $     24              $  1,604
                                                                                       ========              ========
     Income taxes refunded                                                             $   --                $  4,949
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE A - Basis of Presentation
         ---------------------

               The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and subsidiaries (the "Company") all of which are wholly-owned. The financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented.

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

         Cash and cash equivalents include restricted cash of $3,024,000 deposited in an escrow account at July 31, 1999 relating to an Option Agreement (see Note C).

         Certain prior year amounts have been reclassified to conform to the current presentation.


NOTE B - Installment Loans, Net
         ----------------------

         The following tables set forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of the Company's net installment loans as of and for the three and six months ended July 31, 1999 and 1998 (in thousands):



                                          Gross                               Credit          Allowance         Installment
                                         Finance          Unearned             Loss           for Credit           Loans,
                                       Receivable          Income            Discount           Losses              Net
                                       ----------         ---------         ---------         ----------         ---------

Balance, April 30, 1999                 $ 102,726         $  (5,917)        $ (25,140)        $ (14,074)        $  57,595
Purchases                                   5,574              (562)           (2,246)             --               2,766
Cash collected                            (17,762)             --                --                --             (17,762)
Charge-offs                                (4,981)             --               3,052             1,929              --
Provision for credit losses                  --                --                --                 368               368
Interest income                              --               1,684              --                --               1,684
Reclassification                             --                (731)              731              --                --
Dealer fees charged                          --                --                --                --                --
                                        ---------         ---------         ---------         ---------         ---------

Balance, July 31, 1999                  $  85,557         $  (5,526)        $ (23,603)        $ (11,777)        $  44,651
                                        =========         =========         =========         =========         =========


                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE B - Installment Loans, Net (cont.)
         ------------------------------

                                              Gross                               Credit           Allowance        Installment
                                             Finance           Unearned            Loss           for Credit           Loans,
                                            Receivable          Income            Discount          Losses               Net
                                            ---------         ---------         ---------         ---------         ---------

Balance, January 31, 1999                   $ 115,473         $  (7,052)        $ (21,190)        $ (16,830)        $  70,401
Purchases                                      22,888            (1,547)           (9,633)             --              11,708
Cash collected                                (41,430)             --                --                --             (41,430)
Charge-offs                                   (11,374)             --               6,507             4,867              --
Provision for credit losses                      --                --                --                 186               186
Interest income                                  --               3,786              --                --               3,786
Reclassification                                 --                (713)              713              --                --
Dealer fees charged                              --                --                --                --                --
                                            ---------         ---------         ---------         ---------         ---------

Balance, July 31, 1999                      $  85,557         $  (5,526)        $ (23,603)        $ (11,777)        $  44,651
                                            =========         =========         =========         =========         =========




                                              Gross                               Credit           Allowance        Installment
                                             Finance           Unearned            Loss           for Credit           Loans,
                                            Receivable          Income            Discount          Losses               Net
                                            ----------         ---------         ---------        ----------         ---------

Balance, April 30, 1998                     $ 217,581         $ (15,426)        $ (30,144)        $ (47,920)        $ 124,091
Purchases                                      10,747              (314)           (2,935)             --               7,498
Cash collected                                (31,860)             --                --                --             (31,860)
Charge-offs                                   (19,371)             --               6,838            12,533              --
Provision for credit losses                      --                --                --                (675)             (675)
Interest income                                  --               4,154              --                --               4,154
Reclassification                                 --                --                --                --                --
Dealer fees charged                              --                --                --                (353)             (353)
                                            ---------         ---------         ---------         ---------         ---------

Balance, July 31, 1998                      $ 177,097         $ (11,586)        $ (26,241)        $ (36,415)        $ 102,855
                                            =========         =========         =========         =========         =========



                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE B - Installment Loans, Net (cont.)
         -----------------------------


                                          Gross                           Credit        Allowance      Installment
                                         Finance         Unearned          Loss         for Credit       Loans,
                                        Receivable        Income         Discount         Losses           Net
                                       -------------   -------------   -------------   -------------   ------------

Balance, January 31, 1998               $ 269,690       $ (20,534)      $ (34,920)      $ (61,789)     $ 152,447
Purchases                                  19,986            (485)         (5,391)           --           14,110
Cash collected                            (71,056)           --              --              --          (71,056)
Charge-offs                               (41,523)           --            14,070          27,453           --
Provision for credit losses                  --              --              --            (1,399)        (1,399)
Interest income                              --             9,433            --              --            9,433
Reclassification                             --              --              --              --             --
Dealer fees charged                          --              --              --              (680)          (680)
                                        ---------       ---------       ---------       ---------      ---------

Balance, July 31, 1998                  $ 177,097       $ (11,586)      $ (26,241)      $ (36,415)     $ 102,855
                                        =========       =========       =========       =========      =========



         The balances at July 31, 1999 and 1998 include amounts related to whole loans purchased by the Company, and to loan interests purchased under sharing agreements with dealers, as follows (in thousands):




                                          Gross                          Credit        Allowance      Installment
                                         Finance        Unearned          Loss         for Credit        Loans,
                                       Receivable        Income         Discount          Loss            Net
                                       ------------    ------------   -------------   -------------   -------------

Balance, July 31, 1999
Whole loans                             $ 35,917         $ (1,874)      $(17,747)      $   (146)       $ 16,150
Loan interests                            49,640           (3,652)        (5,856)       (11,631)         28,501
                                        --------         --------       --------       --------        --------
Total                                   $ 85,557         $ (5,526)      $(23,603)      $(11,777)       $ 44,651
                                        ========         ========       ========       ========        ========

Balance, July 31, 1998
Whole loans                             $    433         $    (13)      $   (141)      $   --          $    279
Loan interests                           176,664          (11,573)       (26,100)       (36,415)        102,576
                                        --------         --------       --------       --------        --------
Total                                   $177,097         $(11,586)      $(26,241)      $(36,415)       $102,855
                                        ========         ========       ========       ========        ========




         The whole loans and the loans underlying the loan interests outstanding at July 31, 1999, generally have initial terms ranging from 12 to 48 months, with average initial terms and amounts of 39 months and $10,100, respectively. At July 31, 1999 and 1998 the average remaining term was 19 and 22 months, respectively, and the percentage of loans which were greater than 120 days past due were 3.4 % and 16.7%, respectively. The decrease in the percentage was primarily due to the change in accelerating the charge off policy in the fourth quarter of fiscal 1999.

NOTE C - Stockholder's Equity
         --------------------

         On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, all of which will be credited toward the aggregate exercise price payable by the Company upon any exercise

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE C - Stockholder's Equity (cont.)
         --------------------

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

         On November 22, 1999, the Board of Directors of the Company approved the exercise of its option. On December 2, 1999, the Company exercised such option and paid the unaffiliated stockholder an additional $2,274,445 for the 2,849,630 shares subject to the option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2,000,000 in aggregate credits to which the Company became entitled under the Option Agreement, the First Extension and the Second Extension.


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

         Following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting and underwent changes in management. Included in the results of operations for the six months ended July 31, 1999 and 1998, respectively, are the following costs (in thousands):

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - Commitments and Contingencies (cont.)
         -----------------------------


                                                                             Six Months Ended
                                                                                  July 31,
                                                                        ----------------------------
                                                                           1999            1998
                                                                        ------------   -------------

Crisis management consulting                                                 $1,631         $1,438
Legal fees relating to defending litigation                                   1,318          1,073
Costs of special investigation                                                  255            536
Fees for special independent audits                                             523            270
Financing, loan waiver and prepayment fees                                      258           --
Other                                                                          --               11
                                                                             ------         ------
  Total                                                                      $3,985         $3,328
                                                                             ======         ======


         As of July 31, 1999 the Company has accrued $3,000,000 for the future costs of defending the stockholder litigation and responding to the regulatory investigations.

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

           On August 30, 1999, Sam J. Frankino instituted a civil action against the Company and its current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw not permitting stockholders to act by written consent is not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants' affirmative defenses. On September 28, 1999, the Company and the other defendants cross-moved for summary judgment and opposed all motions filed by the plaintiff. The Court of Chancery heard argument on the motions for summary judgment on October 7, 1999. On November 5, 1999, the Court of Chancery granted plaintiff's motion for summary judgment and denied the cross motion for summary judgment filed by the Company and the other defendants. On November 12, 1999, the Court of Chancery denied the defendants' motion for a stay pending appeal. Plaintiff's nominees were seated as directors. Certain individual director defendants appealed the Court of Chancery's summary judgment rulings on an expedited basis. On December 3, 1999, the parties to the appeal agreed to the dismissal of the Company as a party-

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - Commitments and Contingencies (cont.)
         -----------------------------

appellant. On December 6, 1999, Messrs. Cohen and Rice agreed to dismiss their participation in the appeal. See Item 5. Other Information. On December 9, 1999, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery.

           In addition, in the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

NOTE E - Going Concern
         -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the settlement of liabilities, including commitments and contingent liabilities, in the normal course of business. The Company incurred net losses in the first six months of fiscal 2000, and for the fiscal years ended January 31, 1999 and 1998. During 1998 and 1999 the Company did not comply with certain covenants of its loan agreements. The Company was able to obtain waivers and extensions and in fiscal 1999 completed the repayment of all of its operating debt. However, to date the Company has been unable to obtain new debt financing. Additionally, the Company is a defendant in significant stockholder litigation and is the subject of certain regulatory investigations. These factors raise substantial doubts about the Company's ability to continue as a going concern.

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

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         National Auto Credit, Inc., through NAC, Inc., a wholly-owned subsidiary, invests in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company purchases such loans, or interests in pools of such loans (collectively "loan investments"), from member dealers. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing. As of July 31, 1999, the Company had a network of approximately 600 dealers located throughout the United States.

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

         For the six month periods ended July 31, 1999, the Company incurred a net loss of $8,840,000, primarily as the result of a 60.8% decline in revenues to $3,873,000, and the incurrence of costs of $5,485,000 associated with certain litigation, non-recurring charges and cost related to purchase of shares, as discussed below. The decline in revenues was principally due to the reduction in the size of the Company's loan portfolio. During fiscal 1999, the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. The Company developed a dealer scoring model to allow it to evaluate its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans. The Company's lack of external financing sources since the repayment of its debt in November 1998 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to a decline in the number of dealers enrolled in the Company's program and to a decline in the number of loans added.

         As of July 31, 1999, the Company has obtained no external sources of financing, and is operating on internally generated cash flows, which resulted from excess of collections on installment loans over the investment in new loans as the Company reduced the size of its operations. The Company's purchases of loans will be limited to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities.

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

         The Company may pursue new debt, or equity financing, for use in funding its operations and the settlement of its liabilities. However, the Company's pending litigation and other factors may make obtaining such financing difficult. Additionally, the Company will examine the sale of non-operating assets as a source of capital. There can be no assurance that capital will be obtained from these sources. In the interim, or absent obtaining such capital, the Company will restrict its purchase of new loans to the cash flows available from the collections of its existing loans after the use of those cash flows to pay operating expenses and existing liabilities. The Company has a cash balance of approximately $53,600,000 as of November 30, 1999, and it believes that such cash and the cash flows from the collection of existing loans will be sufficient for it to pay operating expenses, existing liabilities, and make some level of new loan purchases, over the next twelve months. However, there can be no assurance that this plan will be successful. Additionally, the restrictions on the purchase of new loans inherent in such a plan would cause the size of the Company's investments in loans, and its interest income therefrom, to decline over time.

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

         The following sets forth certain information concerning the Company's investments in and purchases of loans for fiscal 1997 through fiscal 2000:


                                                                                                          Number of
                          Installment     Gross Loans      Number of     Enrolled        Average          Contracts
                          Loans, Net      In Force(1)      Contracts     Number of       Contract         Purchased
  Balance as of          (In Millions)   (In Millions)    Outstanding    Dealers        Purchased       During Period
  -------------          -------------   -------------    -----------    -------        ---------       -------------

January 31, 1997           $ 283.5         $ 494.2          70,000         3,100         $ 9,900           38,000
January 31, 1998           $ 152.4         $ 347.8          52,000         3,000         $ 8,600           30,000
April 30, 1998             $ 124.1         $ 278.3          43,900         2,900         $ 9,800            1,300
July 31, 1998              $ 102.9         $ 223.0          37,400         2,700         $ 9,500            3,000
January 31, 1999           $  70.4         $ 124.3          24,000           900         $ 8,900            6,000
April 30, 1999             $  57.6         $ 107.0          20,800         1,000         $ 8,700            2,000
July 31, 1999              $  44.7         $  87.2          17,800           600         $ 8,800            2,600


(1)Gross loans in force represents the total contractual payments (including payments representing future interest) receivable from the installment loans which the Company owns, or in which the Company owns an interest through the purchase of an interest under sharing arrangements with dealers. The amount includes payments that, if collected, will be remitted to the dealers under these sharing arrangements. While not a measure of the Company's loan assets under generally accepted accounting principles, the Company views gross loans in force as a measure of the level of its activities and the activities of its competitors.

         Interest income declined to $1,684,000 and $3,786,000 for the three and six month periods ended July 31, 1999, from $4,154,000 and $9,433,000 for the same periods in fiscal 1999, representing a decline of approximately 59.5% and 59.9%, respectively. The decline is principally attributable to a 56.6% decrease in the average size of the Company's total net loan investments from July 31, 1998 to July 31, 1999 (i.e., the gross finance receivables less the unearned income, credit loss discount and allowance for credit losses). Interest income declined at a rate slightly greater than the decline in the size of the Company's total loan investment. The Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans declined to 13.2% for the three and six month periods ended July 31, 1999, from 14.6% and 14.8% for the same periods in fiscal 1999, representing a decline of 1.4% and 1.6%, respectively. The effective yield declined in fiscal 2000 because of the Company's more selective approach to loan underwriting, which meant paying generally higher percentages of the loans' face or contractual amount for higher quality loans, and the use of more conservative estimates of future loan cash flows, reflecting the deterioration in the collection history experienced in 1998. Each of these factors reduced the amount of the initial loan discount attributed to unearned income, and thus the interest yield. At July 31, 1999, the Company's total net loan investment of $44,651,000 had a weighted-average yield of 13.1%.

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

         The Company recorded a reversal into income of previously recorded provision for credit losses of ($368,000) and ($186,000) for the three and six month periods ended July 31, 1999, as compared to a provision of $675,000 and $1,399,000 for the same periods of fiscal 1999. In determining the provision for credit losses, the Company used weighted average estimates of the future cash flows from its loans, expressed as a percentage of the contractual amounts receivable, which averaged on a weighted average basis approximately 57.7% and 57.3% at July 31, 1999 and 1998, respectively. During the three months ended July 31, 1999 the Company increased its estimate of future cash flows over prior estimates, which resulted in a reversal into income of a previously recorded provision for credit losses. The Company reviews its estimates of future cash flows for its loan pools on a continual basis. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indications that serve as a basis for predicting future loan performance. The Company believes it is possible to experience additional increases in future cash flows from existing loan pools which would result in a reversal of a previously recorded provision for credit losses.

         At July 31, 1999, the allowance for credit losses was 20.9% of the Company's net investment in loans, before the allowance, as compared to 26.1% at July 31, 1998. The allowance for credit losses as a percentage of the net investment in the loans before the allowance declined from July 31, 1998 to July 31, 1999 as the result of the change in the Company's charge-off policy. Effective November 1, 1998, the Company revised its charge-off policy to charge-off loans as uncollectible at the earlier of (i) the repossession sale of the collateral, or (ii) a loan becoming 180 days contractually past due. Previously the Company's policy was to charge-off loans when they became 270 days past due on a recency basis. The change in the charge-off policy, while affecting the amount of gross finance receivables, the allowance for credit losses and the credit loss discount, did not have any material affect on the net loss for the six month period ended July 31, 1999.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses increased to $5,726,000 for the six months ended July 31, 1999 from $5,469,000 for the same period of fiscal 1999. Operating expenses decreased slightly to $2,653,000 for the three months ended July 31, 1999 as compared to $2,666,000 for the corresponding period of the prior year. As a percentage of revenues, operating expenses increased to 153.7% and 147.8% for the three and six month periods ended July 31, 1999, from 58.6% and 55.3% for the same periods in fiscal 1999 due principally to the decline in revenues.

         The majority of the costs that comprise operating expenses are variable in nature and will generally increase and decrease with the level of the Company's loan purchase and collection activities. However, changes in the size of the Company's loan portfolio will not immediately allow personnel reductions in certain functions and the magnitude and timing of reductions in operating expenses will generally be less, and later, than declines in revenues. Although operating expenses are expected to generally vary with revenues, for the six months ended July 31, 1999 operating expenses increased, despite a decline in revenues, principally as the result of personnel costs remaining consistent with the prior year amounts. Personnel costs did not decline for the six months ended July 31, 1999 because, as of that time, the Company had just completed the fiscal 1999 audit and was in the process of assessing its current status in order to formulate its future operating plans. Operating costs for the six months ended July 31, 1999 were also increased by costs associated with the installation of upgraded computer and information systems. Management believes operating expenses will begin to decrease as the effect of personnel reductions, increased efficiencies and other reductions in operating expenses are initiated.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. These expenses increased to $2,593,000 or 66.9% of revenues for the six month periods ended July 31, 1999, from $2,449,000 or 24.8% of revenues for the same period in fiscal 1999 due to an increase in professional services offset by lower personnel and occupancy costs.

         General and administrative expenses decreased to $1,087,000 or 63.0% of revenues for the three months ended July 31, 1999, from $1,200,000 or 26.3% of revenues for the same period in fiscal 1999 due to an increase in professional services offset by lower personnel and occupancy costs, and a credit resulting from a substantially reduced state tax settlement from amounts previously accrued.

         LITIGATION AND NON-RECURRING CHARGES: As previously discussed, following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting, and underwent changes in management. Included in the results of operations for the three and six month periods ended July 31, 1999 and the same periods in 1998, respectively, are the following costs related to the investigations and management changes (in thousands):


                                                          Three Months Ended              Six Months Ended
                                                                 July 31,                       July 31,
                                                      ----------------------------   ----------------------------
                                                         1999            1998           1999            1998
                                                      ------------   -------------   ------------   -------------

Crisis management consulting                            $ 1,081         $   605        $ 1,631          $ 1,438
Legal fees relating to defending litigation                 583             410          1,318            1,073
Costs of special investigation                              202              80            255              536
Fees for special independent audits                         182             165            523              270
Financing, loan waiver and prepayment fees                  (17)           --              258             --
Other                                                      --              --             --                 11
                                                        -------         -------        -------          -------
   Total                                                $ 2,031         $ 1,260        $ 3,985          $ 3,328
                                                        =======         =======        =======          =======



         As of July 31, 1999 the Company has accrued $3,000,000 for the future costs of defending the stockholder litigation and responding to the regulatory investigations.

         COST RELATED TO PURCHASE OF SHARES: On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000 on May 12, 1999. The Company paid an additional $500,000 to extend the option on June 24, 1999 (see Note C of Notes to Condensed Consolidated Financial Statements).

         The Company recorded an expense of $1,500,000 for the three months ended July 31, 1999 which reflects (i) $1,250,000 for a portion of the premium of the Option Agreement exercise price of $1.50 over the market price of the stock of $1.04 on May 10, 1999, expensed in the current period, and (ii) $250,000 of the $500,000 payment made on June 24, 1999 to extend the Option Agreement that will not be credited toward the aggregate exercise price payable by the Company upon exercise of its option.

          The Company will incur additional expenses of approximately $300,000 relating to both the remaining excess premium over market price and an additional payment made in August 1999 to extend the Option Agreement that will not be credited toward the aggregate exercise price payable by the Company upon exercise of its options.

         INTEREST (INCOME) EXPENSE: Interest expense decreased to zero for the three and six month periods ended July 31, 1999, from $1,319,000 and $2,987,000 for the same periods in fiscal 1999, as a result of the Company's level of outstanding debt, which went from an average of $59,857,000 and $67,318,000 for three and six month periods, respectively, in fiscal 1999 to zero in fiscal 2000. During the six months ended July 31, 1999, the Company invested its cash balances in short-term marketable securities to generate income of $905,000, net of bank charges.

         INCOME TAXES: Due to net operating losses and the availability of net operating loss carryforwards, no provision for income taxes was required for the three and six month periods ended July 31, 1999 and July 31, 1998. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the six months ended July 31, 1999, the Company used $10,823,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed interest income from the declining portfolio balance. The Company generated $24,457,000 in cash flows from investing activities principally as the result of $26,033,000 of cash flows generated from the net reduction in the size of its loan portfolio. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $45,750,000 at July 31, 1999.

         During the six months ended July 31, 1998, the Company generated $1,589,000 in cash flows from operations, and additionally generated $45,569,000 of cash flows from the net reduction in the size of its loan portfolio. The $1,589,000 of cash flows from operations included the benefit of a net refund of $4,949,000 of previously paid income taxes generated by the carryback of the Company's 1998 losses.

         The Company believes that the cash on hand of approximately $53,600,000 at November 30, 1999, plus cash flows from loan collections, will be sufficient to fund its activities through January 31, 2000. However, as previously discussed, the Company's lack of external financing sources will limit its ability to purchase new loans to the net cash available from the collections from its existing loan portfolio after paying operating expenses and existing liabilities, including costs associated with pending civil litigation and investigations. Such limitations may have an adverse impact on the Company's liquidity and results of operations.

YEAR 2000
---------

         The "Year 2000" issue involves the ability of computer systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company has conducted a review of its computer systems, and has identified the remedial actions necessary to make its systems Year 2000 compliant. The remedial actions that have been identified as necessary have been completed. The costs of Year 2000 compliance, which were expensed as incurred, were not material. However, there can be no guarantee that the Company will not encounter unexpected Year 2000 compliance problems that will adversely affect its operations.

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

         Forward-looking statements are inherently subject to various risks and uncertainties with respect to expectations for future periods. The risks and uncertainties include future developments concerning the Company's relationships with the dealers from which it purchases loans, the availability of capital and other factors which may affect the volume of loan purchases by the Company, the Company's collection experience, the impact of competition, adverse changes in applicable laws and regulations, adverse changes in economic conditions and adverse developments or effects of the litigation or investigations now pending. Significant changes concerning any of these factors could cause future results to be materially different than any future results discussed in any forward-looking comments contained herein.


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

         As of July 31, 1999 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

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

           On August 30, 1999, Sam J. Frankino instituted a civil action against the Company and its current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw not permitting stockholders to act by written consent is not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants' affirmative defenses. On September 28, 1999, the Company and the other defendants cross-moved for summary judgment and opposed all motions filed by the plaintiff. The Court of Chancery heard argument on the motions for summary judgment on October 7, 1999. On November 5, 1999, the Court of Chancery granted plaintiff's motion for summary judgment and denied the cross motion for summary judgment filed by the Company and the other defendants. On November 12, 1999, the Court of Chancery denied the defendants' motion for a stay pending appeal. Plaintiff's nominees were seated as directors. Certain individual director defendants appealed the Court of Chancery's summary judgment rulings on an expedited basis. On December 3, 1999, the parties to the appeal agreed to the dismissal of the Company as a party- appellant. On December 6, 1999, Messrs. Cohen and Rice agreed to dismiss their participation in the appeal. See Item 5. Other Information. On December 9, 1999, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery.

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


ITEM 5.        OTHER INFORMATION

           On September 15, 1999, the Company held its annual stockholders meeting at which Sam J. Frankino and William J. Dodero were elected to the Board of Directors. Below are the results of the election:

Election of Directors             Votes For            Votes Withheld           Abstentions         Broker Non-votes
---------------------             ---------            --------------           -----------         ----------------
John A. Gleason                   11,550,026               179,455                    -                      -
William S. Marshall               11,528,688               200,793                    -                      -
Sam J. Frankino                   16,147,539                  -                       -                      -
William J. Dodero                 16,147,539                  -                       -                      -

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

              a)     Exhibits
                     --------

                     27      Financial Data Schedule

              b)     Reports on Form 8-K
                     --------------------

                     On May 25, 1999, a Form 8-K was filed regarding the appointment of Allen D. Rice as the new President, the Company's Amended and Restated By-Laws and the Company's Stock Option Agreement and Proxy with Ernest C. Garcia II.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL AUTO CREDIT, INC.

Date:   December 15, 1999             By:  /s/ David L. Huber
      ----------------------               ---------------------------
                                           David L. Huber
                                           Chairman of the Board and
                                           Chief Executive Officer


                                      By:  /s/ Richard M. Cohen
                                           ---------------------------
                                           Richard M. Cohen
                                           Interim Chief Financial
                                           Officer (Principal
                                           Financial and Accounting Officer)