Form 10-Q
period 1999-10-31
NATIONAL AUTO CREDIT INC /DE
filed 1999-12-30
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ----------------------------------------------------
                                    FORM 10-Q

    (MARK ONE)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       -----   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      October 31, 1999
                                             ------------------------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       -----   SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

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

                                   34-1816760
                                   ----------
                      (I.R.S. Employer Identification No.)

                   30000 Aurora Road,   Solon, Ohio    44139
                   -----------------------------------------
             (Address of principal executive offices and zip code)

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



                                TABLE OF CONTENTS



                                                                                           PAGE
                                                                                           ----

       PART I.         FINANCIAL INFORMATION

       Item 1.         Financial Statements                                                  1

                       Report of Independent Certified Public Accountants                    1

                       Condensed Consolidated Balance Sheets as of
                       October 31, 1999 and January 31, 1999                                 2

                       Condensed Consolidated Statements of Operations for the
                       Three Months and Nine Months Ended October 31, 1999 and 1998          3

                       Condensed Consolidated Statements of Cash Flows for
                       the Nine Months Ended October 31, 1999 and 1998                       4

                       Notes to Condensed Consolidated Financial Statements                  5


       Item 2.         Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                        12


       Item 3.         Quantitative and Qualitative Disclosures about
                       Market Risk                                                          20


       PART II.        OTHER INFORMATION


       Item 1.         Legal Proceedings                                                    20


       Item 4.         Submission of Matters to a Vote of Security Holders                  21


       Item 5.         Other Information                                                    22


       Item 6.         Exhibits and Reports on Form 8-K                                     22


       Signatures                                                                           23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of October 31, 1999, and the related statements of operations for each of the three and nine month periods ended October 31, 1999 and 1998, and cash flows for each of the nine-month periods ended October 31, 1999 and 1998. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
December 15, 1999

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                      October 31,       January 31,
                                                                                          1999              1999
                                                                                      -------------     -------------

ASSETS
Cash and cash equivalents                                                                 $ 52,027          $ 32,109
Installment loans, net (Note B)                                                             36,304            70,401
Property and equipment, net of accumulated depreciation
  of $5,845, and $5,262, respectively                                                        8,673             8,558
Affordable housing investments                                                              10,384            10,270
Income taxes refundable                                                                      3,236             3,295
Other assets                                                                                 1,858             2,659
                                                                                      -------------     -------------

TOTAL ASSETS                                                                              $112,482          $127,292
                                                                                      =============     =============




LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Self-insurance claims                                                                     $  3,727          $  4,880
Accrued income taxes                                                                         6,449             6,510
Other liabilities                                                                           12,840            16,126
                                                                                      -------------     -------------
                                                                                            23,016            27,516

COMMITMENTS AND CONTINGENCIES  (Note D)                                                          -                 -


STOCKHOLDERS' EQUITY (Note C)
Preferred stock - $.05 par value,
  authorized 2,000,000 shares, none issued                                                       -                 -
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued 29,963,301 and
  29,982,512 shares, respectively                                                            1,498             1,500
Additional paid-in capital                                                                 166,139           166,168
Retained deficit                                                                           (65,792)          (55,789)
Option for repurchase of shares                                                               (276)                -
Treasury stock, at cost, 1,345,968 shares                                                  (12,103)          (12,103)
                                                                                      -------------     -------------
                                                                                            89,466            99,776
                                                                                      -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $112,482          $127,292
                                                                                      =============     =============



See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    Three Months Ended                 Nine Months Ended
                                                        October 31,                       October 31,
                                                 -------------------------         -------------------------
                                                   1999             1998             1999             1998
                                                 --------         --------         --------         --------

REVENUE
     Interest income                             $  1,530         $  3,278         $  5,316         $ 12,711
     Fees and other income                             42              291              129              750
                                                 --------         --------         --------         --------
          Total                                     1,572            3,569            5,445           13,461

COSTS AND EXPENSES
     Provision  for credit losses                  (3,000)             796           (3,186)           2,195
     Operating                                      2,621            2,865            8,347            8,334
     General and administrative                     1,309            1,308            3,902            3,757
     Litigation and non-recurring charges           1,657            3,260            5,642            6,588
     Cost related to purchase of shares               724                -            2,224                -
     Interest (income) expense                       (576)             969           (1,481)           3,956
                                                 --------         --------         --------         --------
          Total                                     2,735            9,198           15,448           24,830
                                                 --------         --------         --------         --------

LOSS BEFORE INCOME TAXES                           (1,163)          (5,629)         (10,003)         (11,369)

Provision for income taxes                              -                -                -                -
                                                 --------         --------         --------         --------

NET LOSS                                         $ (1,163)        $ (5,629)        $(10,003)        $(11,369)
                                                 ========         ========         ========         ========


BASIC AND DILUTED LOSS PER SHARE                 $   (.04)        $   (.20)        $   (.35)        $   (.40)
                                                 ========         ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (000'S)
     Basic and Diluted                             28,630           28,650           28,634           28,648
                                                 ========         ========         ========         ========




See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    October 31,
                                                             -------------------------
                                                               1999             1998
                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(10,003)        $(11,369)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                               1,033            1,053
    Provision for credit losses                                (3,186)           2,195
    Changes in operating assets and liabilities:
      Accrued income tax refundable                                (2)           5,056
      Other liabilities                                        (3,182)             200
      Self-insurance claims                                    (1,153)          (3,125)
      Other operating assets and liabilities, net               1,046            4,889
                                                             --------         --------

       Net cash used in operating activities                  (15,447)          (1,101)
                                                             --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on gross finance receivable           50,877           81,889
     Purchase of loans                                        (13,241)         (19,560)
     Purchase of other property and equipment                    (947)            (372)
     Purchase of affordable housing investments                (1,017)          (1,220)
                                                             --------         --------

       Net cash provided by investing activities               35,672           60,737
                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net payments on notes payable                                  -          (47,154)
     Purchase of option to repurchase shares                     (276)               -
     Stock issued under benefit plans                             (31)             108
                                                             --------         --------

       Net cash used in financing activities                     (307)         (47,046)
                                                             --------         --------

Increase in cash and cash equivalents                          19,918           12,590
Cash and cash equivalents at beginning of period               32,109            4,682
                                                             --------         --------
Cash and cash equivalents at end of period                   $ 52,027         $ 17,272
                                                             ========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                           $     50         $  5,503
                                                             ========         ========
     Income taxes refunded                                   $     (2)        $  5,013
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

         Cash and cash equivalents include restricted cash of $2,581,000 at October 31, 1999 relating to an Option Agreement (see Note C) and $300,000 held in a "Rabbi Trust" pursuant to the Company's employment agreement with Allen Rice.

         Certain prior year amounts have been reclassified to conform to the current presentation.

NOTE B - Installment Loans, Net
         ----------------------

         The following tables set forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of the Company's net installment loans as of and for the three and nine months ended October 31, 1999 and 1998 (in thousands):

                                             Gross                           Credit        Allowance      Installment
                                            Finance         Unearned          Loss         for Credit        Loans,
                                           Receivable        Income         Discount         Losses           Net
                                         -------------   -------------   -------------   -------------   -------------

Balance, July 31, 1999                       $ 85,557         $(5,526)      $ (23,603)      $ (11,777)        $44,651
Purchases                                       3,075            (310)         (1,081)              -           1,684
Cash collected                                (14,561)              -               -               -         (14,561)
Charge-offs                                    (5,671)              -           3,799           1,872               -
Provision for credit losses                         -               -               -           3,000           3,000
Interest income                                     -           1,530               -               -           1,530
Reclassification                                    -               -               -               -               -
Dealer fees charged                                 -               -               -               -               -
                                         -------------   -------------   -------------   -------------   -------------

Balance, October 31, 1999                    $ 68,400         $(4,306)      $ (20,885)       $ (6,905)        $36,304
                                         =============   =============   =============   =============   =============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - Installment Loans, Net (cont.)
         ----------------------


                                           Gross                          Credit        Allowance      Installment
                                          Finance        Unearned          Loss         for Credit        Loans,
                                         Receivable       Income         Discount         Losses           Net
                                       -------------   ------------    ------------   -------------   -------------

Balance, January 31, 1999                 $ 115,473       $ (7,052)      $ (21,190)      $ (16,830)        $70,401
Purchases                                    25,963         (1,857)        (10,714)              -          13,392
Cash collected                              (55,991)             -               -               -         (55,991)
Charge-offs                                 (17,045)             -          10,306           6,739               -
Provision for credit losses                       -              -               -           3,186           3,186
Interest income                                   -          5,316               -               -           5,316
Reclassification                                  -           (713)            713               -               -
Dealer fees charged                               -              -               -               -               -
                                       -------------   ------------    ------------   -------------   -------------

Balance, October 31, 1999                  $ 68,400       $ (4,306)      $ (20,885)       $ (6,905)        $36,304
                                       =============   ============    ============   =============   =============



                                           Gross                          Credit        Allowance      Installment
                                          Finance        Unearned          Loss        for Credit        Loans,
                                         Receivable       Income         Discount        Losses            Net
                                       -------------   ------------   -------------   ------------   --------------

Balance, July 31, 1998                    $ 177,097      $ (11,586)      $ (26,241)     $ (36,415)        $102,855
Purchases                                    10,913           (653)         (4,303)             -            5,957
Cash collected                              (26,092)             -               -              -          (26,092)
Charge-offs                                 (15,072)             -           6,426          8,646                -
Provision for credit losses                       -              -               -           (796)            (796)
Interest income                                   -          3,278               -              -            3,278
Reclassification                                  -              -               -              -                -
Dealer fees charged                               -              -               -             14               14
                                       -------------   ------------   -------------   ------------   --------------

Balance, October 31, 1998                 $ 146,846       $ (8,961)      $ (24,118)     $ (28,551)        $ 85,216
                                       =============   ============   =============   ============   ==============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - Installment Loans, Net (cont.)
         ----------------------

                                           Gross                           Credit        Allowance      Installment
                                          Finance         Unearned          Loss         for Credit       Loans,
                                         Receivable        Income         Discount         Losses           Net
                                       -------------   -------------   -------------   -------------   ------------

Balance, January 31, 1998                 $ 269,690        $(20,534)       $(34,920)       $(61,789)     $ 152,447
Purchases                                    30,899          (1,138)         (9,694)              -         20,067
Cash collected                              (97,148)              -               -               -        (97,148)
Charge-offs                                 (56,595)              -          20,496          36,099              -
Provision for credit losses                       -               -               -          (2,195)        (2,195)
Interest income                                   -          12,711               -               -         12,711
Reclassification                                  -               -               -               -              -
Dealer fees charged                               -               -               -            (666)          (666)
                                       -------------   -------------   -------------   -------------   ------------

Balance, October 31, 1998                 $ 146,846        $ (8,961)       $(24,118)       $(28,551)      $ 85,216
                                       =============   =============   =============   =============   ============


         The balances at October 31, 1999 and 1998 include amounts related to whole loans purchased by the Company, and to loan interests purchased under sharing agreements with dealers, as follows (in thousands):

                                          Gross                           Credit        Allowance      Installment
                                         Finance         Unearned          Loss         for Credit        Loans,
                                        Receivable        Income         Discount         Losses           Net
                                       ------------    ------------   -------------   -------------   -------------

Balance, October 31, 1999
Whole loans                               $ 32,520        $ (1,778)       $(15,055)       $   (108)       $ 15,579
Loan interests                              35,880          (2,528)         (5,830)         (6,797)         20,725
                                       ------------    ------------   -------------   -------------   -------------
Total                                     $ 68,400        $ (4,306)       $(20,885)       $ (6,905)       $ 36,304
                                       ============    ============   =============   =============   =============

Balance, October 31, 1998
Whole loans                               $  9,977        $   (608)       $ (5,867)       $      -        $  3,502
Loan interests                             136,869          (8,353)        (18,251)        (28,551)         81,714
                                       ------------    ------------   -------------   -------------   -------------
Total                                     $146,846        $ (8,961)       $(24,118)       $(28,551)       $ 85,216
                                       ============    ============   =============   =============   =============


         The whole loans and the loans underlying the loan interests outstanding at October 31, 1999, generally have initial terms ranging from 24 to 48 months, with average initial terms and amounts of 39 months and $10,200, respectively. At October 31, 1999 and 1998 the average remaining term was 18 and 21 months, respectively, and the percentage of loans which were greater than 120 days past due was 6.3% and 17.6%, respectively. The decrease in the percentage of loans greater than 120 days past due was primarily due to the change in accelerating the charge-off policy implemented in the fourth quarter of fiscal 1999.

NOTE C - Stockholders' Equity
         --------------------

         On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, all of which will be credited toward the aggregate exercise price payable by the Company upon any exercise of its option. On June 24, 1999, the Company exercised its right under the Option Agreement to extend the period of the option ("the First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - Stockholders' Equity (cont.)
         --------------------

$500,000, of which $250,000 will be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, the Company and the unaffiliated stockholder agreed to an additional extension ("the Second Extension") of the option, for 120 days, for which the Company paid the stockholder an additional $1,000,000, of which $750,000 will be credited towards the aggregate exercise price payable upon any exercise of the option.

        The Company accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option or option extension to be de minimis. In determining the fair value of the option or extension, the Company considered the period over which the option or extension was exercisable, the option exercise price, the market price of the Company's stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying common stock was charged to expense. An aggregate of $1,500,000 was charged to expense in the second quarter of fiscal 2000, which represented the total of the $1,000,000 payment made to obtain the initial option and the $500,000 payment made to obtain the First Extension. For the three months ended October 31, 1999 the Company charged to expense $724,000 of the $1,000,000 paid to obtain the Second Extension, and deferred, as a reduction of stockholders' equity, the remaining $276,000, which represents a portion of the purchase price attributable to the value of the stock that the Company ultimately repurchased, as described below.

        On November 22, 1999, the Board of Directors of the Company approved the exercise of its option. On December 2, 1999, the Company exercised such option and paid the unaffiliated stockholder an additional $2,274,445 for the 2,849,630 shares subject to the option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2,000,000 in aggregate credits to which the Company became entitled under the Option Agreement, the First Extension and the Second Extension. The Company recorded the 2,849,630 repurchased shares at a price of $.895 per share, representing the market price of the common stock at the date the Second Extension was agreed to, or an aggregate of approximately $2,550,000, comprised of (i) the $276,000 deferred at October 31, 1999, and (ii) the exercise payment made on December 2, 1999.


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

         Following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting and underwent changes in management. Included in the results of operations for the nine months ended October 31, 1999 and 1998, respectively, are the following costs (in thousands):

                                                                                            Nine Months Ended
                                                                                               October 31,
                                                                                       ----------------------------
                                                                                          1999            1998
                                                                                       ------------   -------------

Crisis management consulting                                                               $ 2,362         $ 2,501
Legal fees relating to defending litigation                                                  2,115           1,550
Costs of special investigation                                                                 268             614
Fees for special independent audits                                                            523             597
Financing, loan waiver and prepayment fees                                                     371           1,315
Other                                                                                            3              11
                                                                                       ------------   -------------
  Total                                                                                    $ 5,642         $ 6,588
                                                                                       ============   =============




         As of October 31, 1999 the Company had accrued $3,000,000 for the future costs of defending the stockholder litigation and responding to the regulatory investigations.

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

         On August 30, 1999, Sam J. Frankino instituted a civil action against the Company and its current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw prohibiting stockholders to act by written consent is not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants' affirmative defenses. On

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - Commitments and Contingencies (cont.)
         -----------------------------

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

NOTE E - Going Concern
         -------------

         The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realizations of assets and the settlement of liabilities, including commitments and contingent liabilities, in the normal course of business. The Company incurred net losses in the first nine months of fiscal 2000, and for the fiscal years ended January 31, 1999 and 1998. During 1998 and 1999 the Company did not comply with certain covenants of its loan agreements. The Company was able to obtain waivers and extensions and in fiscal 1999 completed the repayment of all of its operating debt. However, to date the Company has been unable to obtain new debt financing. Additionally, the Company is a defendant in significant stockholder litigation and is the subject of certain regulatory investigations. These factors raise substantial doubts about the Company's ability to continue as a going concern.

         The Company may pursue new debt, or equity financing, for use in funding its operations and the settlement of its liabilities, including commitments. However, the Company's pending litigation and other factors may make obtaining such financing difficult. Additionally, the Company will examine the sale of non-operating assets as a source of capital. There can be no assurance that capital will be obtained from these sources. In the interim, or absent obtaining such capital, the Company will restrict its purchase of new loans to the cash flows available from the collections of its existing loans after the use of the cash flows to pay operating expenses and existing liabilities. The Company had a cash balance of approximately $53,600,000 as of November 30, 1999, and it believes that such cash and the cash flows from the collection of existing loans will be sufficient for it to pay operating expenses, existing liabilities, and make some level of new loan purchases, over the next twelve months. However, there can be no assurance that this plan will be successful. Additionally, the restrictions on the purchase of new loans inherent in such a plan would cause the size of the Company's investments in loans, and its interest income therefrom, to decline over time.

         Additionally, the Company has announced that it is seeking to engage an investment banking firm or other advisors for the purpose of identifying and evaluating potential corporate transactions including, without limitation, the sale of all or part of the Company. There can be no assurance that an advisor will be engaged or that any transaction will be proposed, accepted or consummated.

         The Company's existing liabilities include the accrual of estimates of the costs to defend the pending stockholder litigation, and to respond to the pending regulatory investigations. Such matters represent

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - Going Concern (cont.)
         -------------

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

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         National Auto Credit, Inc., through NAC, Inc., a wholly-owned subsidiary, invests in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company purchases such loans, or interests in pools of such loans (collectively "loan investments"), from member dealers. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing. As of October 31, 1999, the Company had a network of approximately 600 dealers located throughout the United States.

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

         For the nine month period ended October 31, 1999, the Company incurred a net loss of $10,003,000, primarily as the result of a 59.5% decline in revenues to $5,445,000, and the incurrence of costs of $7,866,000 associated with certain litigation, non-recurring charges and cost related to the purchase of shares, as discussed below. The decline in revenues was principally due to the reduction in the size of the Company's loan portfolio. During fiscal 1999, the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. The Company developed a dealer-scoring model to allow it to evaluate its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans. The Company's lack of external financing sources since the repayment of its debt in November 1998 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to a decline in the number of dealers enrolled in the Company's program and to a decline in the number of loans added.

         As of October 31, 1999, the Company has obtained no external sources of financing, and is operating on internally generated cash flows, which resulted from excess of collections on installment loans over the investment in new loans as the Company reduced the size of its operations. The Company's purchases of loans will be limited to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities.

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

         Additionally, the Company has announced that it is seeking to engage an investment banking firm or other advisors for the purpose of identifying and evaluating potential corporate transactions including, without limitation, the sale of all or part of the Company. There can be no assurance that an advisor will be engaged or that any transaction will be proposed, accepted or consummated.

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

         The following sets forth certain information concerning the Company's investments in and purchases of loans for fiscal 1997 through fiscal 2000:

                                                                                                            Number of
                           Installment     Gross Loans     Number of        Enrolled        Average         Contracts
                           Loans, Net      In Force(1)     Contracts        Number of       Contract        Purchased
   Balance as of          (In Millions)   (In Millions)   Outstanding       Dealers       Purchased       During Periods
---------------------     -----------     -----------     -----------     ------------    -----------     --------------

January 31, 1997             $ 283.5         $ 494.2          70,000            3,100        $ 9,900             38,000
January 31, 1998             $ 152.4         $ 347.8          52,000            3,000        $ 8,600             30,000
April 30, 1998               $ 124.1         $ 278.3          43,900            2,900        $ 9,800              1,300
July 31, 1998                $ 102.9         $ 223.0          37,400            2,700        $ 9,500              3,000
October 31, 1998              $ 85.2         $ 176.1          31,300              600        $ 9,200              4,400
January 31, 1999              $ 70.4         $ 124.3          24,000              900        $ 8,900              6,000
April 30, 1999                $ 57.6         $ 107.0          20,800            1,000        $ 8,700              2,000
July 31, 1999                 $ 44.7          $ 87.2          17,800              600        $ 8,800              2,600
October 31, 1999              $ 36.3          $ 69.1          15,100              600        $ 9,000              2,900


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

         Interest income declined to $1,530,000 and $5,316,000 for the three and nine month periods ended October 31, 1999, from $3,278,000 and $12,711,000 for the same periods in fiscal 1999, representing a decline of approximately 53.3% and 58.2%, respectively. The decline is principally attributable to a 57.4% decrease in the average size of the Company's total net loan investments from October 31, 1998 to October 31, 1999 (i.e., the gross finance receivables less the unearned income, credit loss discount and allowance for credit losses). The Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans, increased to 15.1% for the three months ended October 31, 1999, from 13.9% for the same period in fiscal 1999, representing an increase of 1.2%. The effective yield increased during the period as a result of an increase in expected cash flows over original estimates for certain loan pools. The effective yield decreased to 13.3% for the nine months ended October 31, 1999, from 14.3% for the same period in fiscal 1999. The effective yield declined for the nine months ended October 31, 1999 because of the Company's more selective approach to loan underwriting, which meant paying generally higher percentages of the loans' face or contractual amount for higher quality loans, and the use of more conservative estimates of future loan cash flows, reflecting the deterioration in the collection history experienced in 1998. Each of these factors reduced the amount of the initial loan discount attributed to unearned income, and thus the interest yield. At October 31, 1999, the Company's total net loan investment of $36,304,000 had a weighted-average yield of 13.1%.

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

         The provisions for credit losses for the three and nine months ended October 31, 1999 reflect negative provisions, or reductions in the allowance for credit losses, of $3,000,000 and $3,186,000, respectively. The reductions in the allowances for credit losses recorded in these periods are principally the result of cash flows from loan collections during these periods which exceeded the amounts projected, for such periods, that were used in establishing the allowance for credit losses at October 31, 1998 and January 31, 1999. The higher than estimated collections came principally from certain of the Company's older, larger loan pools, and reflect both improvements in the Company's collection procedures and the effect of the revisions to the future collection estimates made in fiscal 1999. In determining the allowance for credit losses, the Company uses weighted average estimates of the future cash flows from its loans, expressed as a percentage of the contractual amounts receivable. Although the fiscal 2000 excess collections resulted in reductions in the allowance for credit losses, the Company did not significantly change its estimates of remaining cash flows from the collection of loan pools, and as a result, the negative credit loss provisions reflect principally the actual cash collections in excess of estimated amounts. The weighted average estimates of future cash flows from loans, expressed as a percentage of the contractual amounts receivable, were 57.1% at October 31, 1998 as compared to 57.8% at October 31, 1999. The Company reviews its estimates of future cash flows for its loan pools on a continual basis. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indications that serve as a basis for predicting future loan performance. The Company believes it is possible to experience additional increases in future cash flows from existing loan pools which would result in a reversal of the previously recorded provision for credit losses.

         At October 31, 1999, the allowance for credit losses was 16.0 % of the Company's net investment in loans, before the allowance, as compared to 25.1% at October 31, 1998. The allowance for credit losses as a percentage of the net investment in the loans before the allowance declined from October 31, 1998 to October 31, 1999 as the result of the change in the Company's charge-off policy, as well as the above described downward adjustments to the allowances for credit losses resulting from the excess collections. Effective November 1, 1998, the Company revised its charge-off policy to charge-off loans as uncollectible at the earlier of (i) the repossession sale of the collateral, or (ii) a loan becoming 180 days contractually past due. Previously the Company's policy was to charge-off loans when they became 270 days past due on a recency basis. The change in the charge-off policy, while affecting the amount of gross finance receivables, the allowance for credit losses and the credit loss discount, did not have any material affect on the net loss for the nine month period ended October 31, 1999.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses decreased to $2,621,000 for the three months ended October 31, 1999 from $2,865,000 for the same period of fiscal 1999. Operating expenses increased by $13,000 to $8,347,000 for the nine months ended October 31, 1999 as compared to $8,334,000 for the corresponding period of the prior year. As a percentage of revenues, operating expenses increased to 166.7% and 153.3% for the three and nine month periods of fiscal 2000 ending October 31, 1999, from 80.3% and 61.9% for the same periods in fiscal 1999 due principally to the decline in revenues.

         The majority of the costs that comprise operating expenses are variable in nature and will generally increase and decrease with the level of the Company's loan purchase and collection activities. However, changes in the size of the Company's loan portfolio will not immediately allow personnel reductions in certain functions and the magnitude and timing of reductions in operating expenses will generally be less, and later, than declines in revenues. For the three months ended October 31, 1999 operating expenses decreased principally as the result of lower personnel, collection, sales and marketing and other operating costs offset by an increase in costs due to expenses the Company is incurring to develop a more automated, technology-based business model. The minimal change in operating expenses for the nine months ended October 31, 1999, as compared to the same period for fiscal 1999, reflected the offsetting effects of decreases in personnel and collections costs and increases in expenses associated with the installation and development of upgraded computer and information systems. Management believes operating expenses will continue to decrease as the effect of personnel reductions, increased efficiencies and other reductions in operating expenses are initiated.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. These expenses increased to $1,309,000 and $3,902,000 for the three and nine months ended October 31, 1999, from $1,308,000 and $3,757,000 for the same periods in fiscal 1999. As a percentage of revenues, general and administrative expenses increased to 83.3% and 71.7% for the three and nine months ended October 31, 1999, from 36.6% and 27.9% for the same periods in 1998 due principally to the decline in revenues.

         The increase in general and administrative costs for the nine months ended October 31, 1999, as compared to the corresponding period of 1998, was due to an increase in professional services offset by lower personnel and occupancy costs, and a credit resulting from a substantially reduced state tax settlement from amounts previously accrued.

         LITIGATION AND NON-RECURRING CHARGES: As previously discussed, following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting, and underwent changes in management. Included in the results of operations for the three and nine months ended October 31, 1999 and the same periods in 1998, respectively, are the following costs related to the investigations and management changes (in thousands):

                                                            Three Months Ended              Nine Months Ended
                                                                October 31,                    October 31,
                                                        ----------------------------   ----------------------------
                                                           1999            1998           1999            1998
                                                        ------------   -------------   ------------   -------------

Crisis management consulting                                  $ 731         $ 1,063        $ 2,362         $ 2,501
Legal fees relating to defending litigation                     797             477          2,115           1,550
Costs of special investigation                                   13              78            268             614
Fees for special independent audits                               -             327            523             597
Financing, loan waiver and prepayment fees                      113           1,315            371           1,315
Other                                                             3               -              3              11
                                                        ------------   -------------   ------------   -------------
   Total                                                    $ 1,657         $ 3,260        $ 5,642         $ 6,588
                                                        ============   =============   ============   =============




         As of October 31, 1999 the Company has accrued $3,000,000 for the future costs of defending the stockholder litigation and responding to the regulatory investigations.

         COST RELATED TO PURCHASE OF SHARES: On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. On June 24, 1999 the Company exercised its right under the Option Agreement to extend the period of the option ("the First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional $500,000, of which $250,000 will be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, the Company and the unaffiliated stockholder agreed to an additional extension ("the Second Extension") of the option, for 120 days, for which the Company paid the stockholder an additional $1,000,000, of which $750,000 will be credited towards the aggregate exercise price payable upon any exercise of the option.

        The Company accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option or option extension to be de minimis. In determining the fair value of the option or extension, the Company considered the period over which the option or extension was exercisable, the option exercise price, the market price of the Company's stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying common stock was charged to expense. An aggregate of $1,500,000 was charged to expense in the second quarter of fiscal 2000, which represented the total of the $1,000,000 payment made to obtain the initial option and the $500,000 payment made to obtain the First Extension. For the three months ended October 31, 1999 the Company charged to expense $724,000 of the $1,000,000 paid to obtain the Second Extension, and deferred, as a reduction of stockholders' equity, the remaining $276,000, which represents a portion of the purchase price attributable to the value of the stock that the Company ultimately repurchased, as described below.

         On December 2, 1999, the Company exercised the option and paid the unaffiliated stockholder an additional $2,274,445 for the 2,849,630 shares subject to the option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2,000,000 in aggregate credits to which the Company became entitled under the Option Agreement, the First Extension and the Second Extension. The Company recorded the 2,849,630 repurchased shares at a price of $.895 per share, representing the market price of the common stock at the date the Second Extension was agreed to, or an aggregate of approximately $2,550,000, comprised of (i) $276,000 deferred at October 31, 1999, and (ii) the exercise payment made on December 2, 1999.

         INTEREST (INCOME) EXPENSE: Interest expense decreased to zero for the three and nine months ended October 31, 1999, from $969,000 and $3,956,000 for the same periods in fiscal 1999, as a result of the Company's level of outstanding debt, which went from an average of $42,920,000 and $59,477,000 for three and nine month periods, respectively, in fiscal 1999 to zero in fiscal 2000. During the three and nine month periods ended October 31, 1999, the Company invested its cash balances in short-term marketable securities to generate income of $576,000 and $1,481,000, respectively, net of bank charges.

         INCOME TAXES: Due to net operating losses and the availability of net operating loss carryforwards, no provision for income taxes was required for the three and nine month periods ended October 31, 1999 and October 31, 1998. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the nine months ended October 31, 1999, the Company's operations used $15,447,000 of cash flows as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continued to exceed interest income from the declining portfolio balance. The Company generated $35,672,000 in cash flows from investing activities principally as the result of $37,636,000 of cash flows from the net reduction in the size of its loan portfolio. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $52,027,000 at October 31, 1999.

         During the nine months ended October 31, 1998 the Company's operations used $1,101,000 in cash flows resulting from the Company's payments for litigation and non-recurring charges increasing over interest income, which had decreased due to the decline in the size of the loan portfolio, and the cash inflow from a net refund of $5,013,000 of previously paid income taxes generated by the carryback of the Company's 1998 losses. The Company generated $62,329,000 of cash flows from the reduction in the size of its loan portfolio that was used to pay back $47,154,000 of its outstanding debt.

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

         Forward-looking statements are inherently subject to various risks and uncertainties with respect to expectations for future periods. The risks and uncertainties include future developments concerning the Company's relationships with the dealers from which it purchases loans, the availability of capital and other factors which may affect the volume of loan purchases by the Company, the Company's collection experience, the impact of competition, adverse changes in applicable laws and regulations, adverse changes in economic conditions and adverse developments or effects of the litigation or investigations now pending. Significant changes concerning any of these factors could cause future results to be materially different from any future results discussed in any forward-looking comments contained herein.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

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

         As of October 31, 1999 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.


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

           On August 30, 1999, Sam J. Frankino instituted a civil action against the Company and its current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw prohibiting stockholders to act by written consent is not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants' affirmative defenses. On September 28, 1999, the Company and the other defendants cross-moved for summary judgment and opposed all motions filed by the plaintiff. The Court of Chancery heard argument on the motions for summary judgment on October 7, 1999. On November 5, 1999, the Court of Chancery granted plaintiff's motion for summary judgment and denied the cross motion for summary judgment filed by the Company and the other defendants. On November 12, 1999, the Court of Chancery denied the defendants' motion for a stay pending appeal. Plaintiff's nominees were seated as directors. Certain individual director defendants appealed the Court of Chancery's summary judgment rulings on an expedited basis. On December 3, 1999, the parties to the appeal agreed to the dismissal of the Company as a party-appellant. On December 6, 1999, Messrs. Cohen and Rice agreed to dismiss their participation in the appeal. See Item 5. Other Information. On December 9, 1999, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery.

           In addition, in the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On September 15, 1999, the Company held its annual stockholders meeting. Two director positions, namely those previously held by Messrs. John A. Gleason and William S. Marshall, had run their term. At the meeting, Sam J. Frankino and William J. Dodero were elected to fill those two positions on the Board of Directors. The Director positions then-held by Messrs. McNamara, Toh, Rice and Cohen have not yet run their term. Consequently, those directorships were unaffected by the election. Below are the results of the election:

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

ITEM 5.        OTHER INFORMATION

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

           At a meeting of the newly expanded Board of Directors of the Company held on November 22, 1999, David L. Huber was elected Chairman of the Board and Chief Executive Officer of the Company, replacing the incumbent. In addition, at this meeting, the Board of Directors rescinded authority from any Board committees over the management of the business and affairs of the Company (without affecting the Special Committee's investigative authority relating to Deloitte & Touche LLP's resignation); resolved that certain expenditures of Company funds over $10,000 shall require the approval of the full Board of Directors; reduced the remuneration of Directors to $1,000 per meeting and eliminated any remuneration for attendance at committee meetings; resolved to discontinue the Company's participation as a party-appellant in the appeal pending in the Supreme Court of the State of Delaware captioned Frankino v. Gleason, et. al., No. 534, 1999; and resolved to commence a search for a financial consultant for the purpose of identifying and evaluating potential corporate transactions which would enhance stockholder value including, without limitation, the sale of all or part of the Company.

         Messrs. Cohen and Rice resigned from the Board effective December 7, 1999. Mr. Rice has agreed to act as a Company consultant until July 15, 2000. As of the date of this filing the vacancies left by their resignations have not been filled.


ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits
                  --------

                  27   Financial Data Schedule

               b) Reports on Form 8-K
                  -------------------

                  On August 19, 1999, a Form 8-K was filed regarding the exercise made by the Company relating to a stock option agreement.

                  On September 3, 1999, a Form 8-K was filed regarding an amendment to the By-Laws.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL AUTO CREDIT, INC.

Date:  December 30, 1999               By:   /s/David L. Huber
      ----------------------------           -------------------------
                                             David L. Huber
                                             Chairman of the Board and
                                             Chief Executive Officer

                                       By:   /s/ Richard M. Cohen
                                             -------------------------
                                             Richard M. Cohen
                                             Interim Chief Financial
                                             Officer (Principal
                                             Financial and Accounting Officer)