Form 10-K
period 2000-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2000-05-15
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------


                                    FORM 10-K

(MARK ONE)

  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----                        Exchange Act of 1934
                  For the fiscal year ended January 31, 2000

                                       OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
-----                          Exchange Act of 1934
             For the Transition Period from __________ to __________


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


           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

     Title of each class
     -------------------
     Common Stock, par value $.05 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

As of May 1, 2000, 34,761,518 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by nonaffiliates at May 1, 2000, was approximately $7,456,675. (Based on the closing price of the registrant's common stock on the OTC Bulletin Board on May 1, 2000).

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS

Part I                                                                     Page
------                                                                     ----

Item       1.   Business ...............................................     1
           2.   Properties .............................................    10
           3.   Legal Proceedings ......................................    10
           4.   Submission of Matters to a Vote of Security Holders ....    11


Part II
-------

Item       5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters ..................................    12
           6.   Selected Financial Data ................................    13
           7.   Management's Discussion and Analysis of Financial
                  Condition And Results of Operations ..................    14
           7a.  Quantitative and Qualitative Disclosures About
                  Market Risk ..........................................    24
           8.   Financial Statements and Supplementary Data ............    25
           9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ..................    50


Part III
--------

Item      10.   Directors and Executive Officers of the Registrant .....    51
          11.   Executive Compensation .................................    55
          12.   Security Ownership of Certain Beneficial Owners and
                  Management ...........................................    59
          13.   Certain Relationships and Related Transactions .........    60


Part IV
-------

Item      14.   Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K .............................................    60

                                     PART I

Item 1. Business
----------------

OVERVIEW
--------

         On March 17, 2000, National Auto Credit, Inc. (the "Company"), acting through its NAC, Inc. subsidiary ("NAC"), sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in the Company's active portfolio for $17.9 million. In prior transactions in March 2000, NAC sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in the Company's active portfolio and to Ameristar Financial Servicing Company, L.L.C., for $2.2 million, certain automobile retail installment loans held in the Company's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). The transactions above resulted in an aggregate loss of approximately $2.1 million, which the Company will report in the quarter ending April 30, 2000. In each of the three transactions, the buyer was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

         Following its disposition of these automobile installment loans, the Company's assets consisted principally of money market funds, commercial paper, government securities and other short-term, highly liquid investments.

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City (see "ANGELIKA FILM CENTER" below). The 50% membership interest was purchased from Reading Entertainment, Inc. ("Reading") for 8,999,900 shares of the Company's common stock and 100 shares of Series A Preferred Stock (representing 100% of the Class of Series A Convertible Preferred Stock outstanding). As a result of the transfer, AFC is now owned 50% by the Company, 33.33% by Reading and 16.67% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hill Associates as a part of its City Cinemas Chain. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

         The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for one basis, subject to antidilution adjustment; it votes share for share with the Common Stock as a single class, provided that as a class the Series A Preferred must separately approve any amendments to the Company's charter or bylaws; it has a liquidation value of $1.50 per share; and is entitled to a dividend preference equal to any dividends declared on the Company's common stock (determined on a per share basis).

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. Under the first option, the Company has the right to acquire the remaining 33.33% membership interest in AFC owned by Reading in exchange for the issuance of an additional six million shares of the Company's common stock. To the extent authorized but unissued shares of the Company's common stock are not available for such purpose, the Company has the right to substitute cash for such shares at the rate of $1.50 per share. The option can be exercised for a period of 45 days, through and including May 20, 2000. The remaining 16.67% interest would continue to be owned by Sutton Hill Associates, and the Angelika Film Center would continue to be managed as a part of the City Cinemas Chain.

         Under the second option, which is independent of the first option, the Company has the right to acquire the remainder of Reading's domestic cinema exhibition assets for cash (including Reading's rights to acquire the City Cinemas Chain of cinemas and related real estate in Manhattan), and, if the Company has not previously exercised its option to acquire Reading's 33.33% interest in AFC for stock, Reading's remaining interest in AFC. If the Company exercises this right, it is required to give to Reading's affiliate, Citadel Holding Corporation, a right to participate in such transaction on a 50/50 basis with the Company. The option can be exercised for a period of 60 days, through and including June 5, 2000. The Company paid to Reading $500,000 in consideration of this option. The Company has the right to extend the option for two 30-day periods by payment of an additional $100,000 for each such 30-day extension period. The purchase price would be based on a value of $27,000,000 for AFC and the lower of the historical cost or fair value for the remainder of Reading's assets. The decision whether or not to proceed with the exercise of either or both of such options rests with the Company and not with Reading.

         As discussed below, on April 13, 2000 Sam J. Frankino, the former Chairman of the Company's Board of Directors and its largest stockholder, commenced certain litigation in the Delaware Chancery Court to enforce his claim that on April 7, 2000 he and other stockholders validly took certain actions by consent. In the event Mr. Frankino is successful in that litigation, he may seek to set aside the Company's purchase of the interest in AFC and the two options. See Item 3 -- Legal Proceedings.

         During fiscal 2000 the Company reduced its staffing levels, from approximately 250 employees at January 31, 1999 to approximately 100 employees at January 31, 2000, and to approximately 50 at April 30, 2000. As the size of its operations decrease, the Company will continue those staffing reductions to eliminate the personnel no longer required as the result of the sale of substantially all of the loan portfolio and the resulting cessation of loan underwriting, processing and collection operations.

         The Company's Board of Directors is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. However, the Board presently may not consummate any such transaction due to an Order Maintaining Status Quo entered in the Delaware Chancery Court in connection with the litigation Mr. Frankino filed in April 2000. See Item 3 - Legal Proceedings.

         See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company began operations in 1969 and was incorporated in Delaware in 1971. The Company's name was changed to National Auto Credit, Inc., effective August 15, 1994, and was formerly known as Agency Rent-A-Car, Inc. From October 1995 through March 2000, the Company's principal business activity was to invest in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company, through NAC, a wholly-owned subsidiary of the Company, purchased such loans, or interests in pools of such loans (collectively "loan investments"), from used car dealerships ("member dealers") that participated in the Company's loan purchase program. The Company performed the underwriting and collection functions for all loans it purchased in whole, and also performed such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enabled member dealers to provide used car purchase financing to customers who had limited access to more traditional consumer credit sources and, as a result, might otherwise be unable to obtain financing. As of January 31, 2000 the Company had a network of approximately 600 dealers located throughout the United States.

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

SIGNIFICANT DEVELOPMENTS
------------------------

         In addition to the sale of substantially all of the Company's loan portfolio and its purchase of the interest in AFC described above, the following additional significant developments took place during or subsequent to fiscal 2000:

a) On June 7, 1999, Sam J. Frankino instituted two separate civil actions against the Company in the Delaware Court of Chancery. The first of these actions sought to compel the Company to hold an annual meeting of stockholders for the election of directors. The second of these actions sought to inspect the Company's stockholder list materials and other of its books and records in connection with such annual meeting.
         On June 21, 1999, the Company resolved both of these actions by stipulation, agreeing to hold an annual meeting of stockholders on September 15, 1999 and agreeing to make available to Mr. Frankino the stockholder list and other materials he had requested. On August 30, 1999, Mr. Frankino instituted a civil action against the Company and its then current Board of Directors in the Delaware Court of Chancery, seeking a declaratory judgment confirming that the Company's existing bylaw not permitting stockholders to act by written consent was not valid and that he validly elected seven designees to the Company's Board of Directors. On September 17, 1999, the plaintiff moved for summary judgment regarding his claims for a declaration that he
         (i) validly amended the Company's bylaws to expand the number of directors from six to thirteen and (ii) duly elected seven of his nominees to fill these newly-created seats on the Board. On that date, the plaintiff also moved for a protective order regarding defendants' discovery requests and for an order striking the defendants' affirmative defenses. On September 28, 1999, the Company and the other defendants cross-moved for summary judgment and opposed all motions filed by the plaintiff. On November 5, 1999, the Court of Chancery granted plaintiff's motion for summary judgment and denied the cross motion for summary judgment filed by the Company and the other defendants. On November 12, 1999, the Court of Chancery denied the defendants' motion for a stay pending appeal. Plaintiff's nominees were seated as directors. Certain individual director defendants appealed the Court of Chancery's summary judgment rulings on an expedited basis. On December 3, 1999, the parties to the appeal agreed to the dismissal of the Company as a party-appellant. On December 6, 1999, Messrs. Cohen and Rice agreed to dismiss their participation in the appeal. On December 9, 1999, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery.

b) On April 5, 2000, the Company's Board of Directors amended the Company's bylaws to establish procedures for actions by written consent without a meeting of stockholders. Generally, the amendment provides that a stockholder wishing to take action by written consent must request a record date, after which time the Board of Directors has five business days to set a record date, which may be no later than five business days after the Board acts. The amendment also requires that the request for a record date contain certain information about the proposed action by consent. If the Board does not set a record date, then the record date is the date upon which the consent is delivered to the Company, absent prior action of the Board as may be required by Delaware law. To be valid, a written consent action must be signed by holders of outstanding stock representing not less than the minimum number of votes necessary to take the corporate action at a meeting at which all shares are present and voted. The Board of Directors also adopted a bylaw requiring an affirmative vote of eighty percent (80%) of outstanding shares of each class of voting stock in order to alter, add, amend or repeal the Company's bylaws.

c) On April 6, 2000, the Company filed a complaint in the Delaware Court of Chancery captioned National Auto Credit, Inc. v. Sam J. Frankino, Civil Action No. 17973-NC. The complaint, as amended on May 3, 2000, seeks injunctive and monetary relief against defendant Frankino for alleged breaches of fiduciary duty in his capacity as a director of the Company. On May 8, 2000, Mr. Frankino filed a motion to extend the time in which Mr. Frankino may respond to the Company's complaint from May 18, 2000 to June 9, 2000. See Item 3 - Legal Proceedings.

d) On April 7, 2000, Sam J. Frankino delivered to the Company a written consent purportedly representing the holders of a majority of the outstanding shares of the Company's common stock. The consent action purports to (a) rescind any and all amendments to the Company's bylaws made on or after March 1, 2000 (including those made on April 5, 2000 and described above); (b) declassify the Board of Directors of the Company; and (c) remove the following directors from the Board: John Gleason, David Huber, Donald Jasensky, William Marshall, James McNamara, Philip Sauder, Henry Toh, and Peter Zackaroff. Messrs. Huber, Jasensky, Sauder and Zackaroff were previously elected to serve on the Board of Directors by Mr. Frankino. The Company has taken the position that the consent is invalid, because, among other things (i) the consent does not appear to represent the holders of a majority of the Company's outstanding stock, (ii) the consent was not preceded by a request for a record date as required by the Company's bylaws, and (iii) the consent does not purport to represent an action by the holders of eighty percent (80%) of each class of the Company's outstanding voting stock, as required for an amendment to the Company's bylaws. Following the Company's determination that the consent delivered by Mr. Frankino was invalid, on April 13, 2000, Mr. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. David L. Huber, Donald Jasensky, James J. McNamara, Philip A. Sauder, Henry Y.L. Toh, Peter T. Zackaroff, John A. Gleason, William S. Marshall, and National Auto Credit, Inc., Civil Action No. 17984- NC, along with a motion to expedite. The complaint, as amended on April 19, 2000, seeks an order of declaratory judgment confirming that the individual defendants were validly removed from the Company's Board of Directors by way of Mr. Frankino's April 7, 2000 written consent. On April 17, 2000, the Company and the individual defendants filed a motion to dismiss the complaint and to stay discovery. In response to the Company's April 17 motion, Mr. Frankino filed an amended complaint on April 19. On April 24, 2000, the Company and the individual defendants responded with a motion to dismiss Mr. Frankino's amended complaint and to stay discovery. On May 3, 2000, the Company filed its answer and affirmative defenses to the amended complaint. Pending entry of the Court's final judgment in this action, an Order Maintaining Status Quo provides that
         (i) the Board of Directors shall take no actions which are outside the routine day-to-day operations of the Company in the ordinary course of business, (ii) Mr. Frankino is required to give the Company five days notice prior to acquiring, directly or indirectly, any additional stock of the Company, soliciting proxies or written consents from stockholders of the Company, or attempting to take action by consent without a meeting of stockholders, and (iii) Ms. Dodero and Messrs. Dodero, Frankino, Huber, Jasensky, Maund, McNamara, Sauder, Toh, Upton and Zackaroff shall constitute the Board of Directors of the Company.

         On April 12, 2000, Sam J. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. National Auto Credit, Inc., Civil Action No. 17985-NC. The complaint seeks an order directing the Company to permit the inspection and copying of certain of its books and records. The Company has made the books and records available.

         See Item 3 - Legal Proceedings.

e) On April 12, 2000, the Company announced that it had reached an agreement in principle to settle the class action securities litigation filed against it and certain of its current and former officers and directors in the United States District Court for the Northern District of Ohio. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. See Item 3 - Legal Proceedings.


FINANCIAL SERVICES
------------------

GENERAL

         The Company began financing operations in October 1992, to capitalize on management's knowledge of the used car market, accumulated over 25 years of operating a rental car business. Historically, the Company invested in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle, by purchasing such loans, or interests in pools of such loans, from member dealers. The Company performed the underwriting and collection functions for all loans it purchased in whole, and also performed such functions where the member dealers sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enabled member dealers to provide used car purchase financing to customers who had limited access to more traditional consumer credit sources. As of January 31, 2000, the Company had a network of approximately 600 dealers located throughout the United States. Unless otherwise specifically stated, all descriptions of the Company's Financial Services business relate to such business as it existed during fiscal 2000.

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

         During fiscal 1999, the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. Those losses were caused by both the manner in which the Company enrolled dealers and underwrote loans, and overall trends that developed in the sub-prime used car loan industry during those years. In particular, the Company developed a dealer scoring model to allow it to evaluate the historical performance of its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans, and the Company ceased purchasing loans from 70% of the dealers that had been enrolled in the Company's program through January 31, 1998. Additionally, the allegations made and uncertainties about the Company following the January 1998, resignation of the Company's former independent auditors, Deloitte & Touche, LLP ("Deloitte & Touche") (see Item 3 - Legal Proceedings) caused some dealers to cease to do business with the Company, and the Company's lack of external financing during fiscal 1999 and 2000 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to an overall decrease in the number of dealers enrolled in the Company's program, from 900 at January 31, 1999 to 600 at January 31, 2000, and to a decline in the number of loans purchased in each of the last three years, as follows:

             Year Ended January 31,               Loans Purchased
             ----------------------               ---------------

                      1998                            30,000
                      1999                             6,000
                      2000                             2,900

         No individual dealer has been the source of more than 4% of the Company's loan investments. From time to time certain states represent the source of significant portions of the Company's loan investments. In fiscal 2000, 47% of the loans purchased by the Company originated from Texas, Illinois, Maryland and Ohio, and as of January 31, 2000, 14.7% and 10.3% of the Company's loan investments relate to consumers in Texas and North Carolina. The Company's realization of its loan investments, and interest income therefrom, has been dependent on the ability of the customers to pay the installment notes. Economic conditions in the geographic area in which a customer resides can affect repayment. The Company has attempted to mitigate its credit risk by retaining a security interest in the vehicle financed by the loan; however, the used cars that collateralize the loans are subject to loss, damage, significant declines in value and difficulties of repossession and, accordingly, the Company's security interest does not always effectively protect against credit losses.


SALES AND MARKETING

         The Company sourced loans for purchase through its relationships with member dealers, who refer loans to the Company for underwriting and purchase.

         The Company employs sales and marketing personnel at the corporate offices and in the field to enroll new dealers and provide services to existing member dealers. Field personnel are responsible for identifying qualified dealer leads and promoting the benefits of membership in the NAC program. Field Area Managers provide training, consulting and product knowledge to the dealers to increase dealers' knowledge of, and therefore their use of, the Company's programs. During fiscal year 2000, there were approximately 15 Field Area Managers and District Managers located in 11 states.

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


CENTRALIZED LOAN PROCESSING

         The Company operates one centralized loan processing center. Loan files are centrally located, providing control and ease of access. The Company uses a document imaging and retrieval system that provides various departments' access to critical loan documents without having to remove the original file from the document storage area.

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

         If the customer's application meets the Company's established credit criteria, the Company purchases the loan. The Company purchases its loans at a discount from the face or contractual amount. That discount reflects both (i) an element of interest income that the Company seeks to earn on its investment in the loans, and (ii) the Company's assessment that, due to the sub-prime nature of the loans, a portion of the loans it purchases are impaired in that the loans will not be repaid in accordance with their contractual terms.

         Prior to mid-1999, the majority of the Company's loan investments took the form of the Company's purchase of interests in pools of loans, rather than whole loans, which were made under the Dealers Acceptance Program. That program represented a sharing agreement between the Company and individual dealers. In general the sharing agreement provided that the dealer would receive an initial payment ("the dealer advance") from the Company of a percentage of the contractual principal in return for which the Company would be entitled to retain (i) 20% of all collections from that dealer's loans, and (ii) the remaining 80% of the collections from that dealer's loans until the Company had recovered from such 80% the dealer advance, computed on an aggregate basis for all loans covered by the sharing agreement with that dealer.

         In fiscal 1999 the Company discontinued the Dealers Acceptance Program, and began to purchase whole loans under the Dealers Choice Program. Under this program, the Company makes a single payment to the dealer, which generally ranges from 60% to 75% of the face or contractual amount of the loan being purchased, and acquired the whole loan. Under the Dealers Choice Program, the dealer may also receive a bonus payment if the customer pays six monthly payments within seven months of the first payment due date.

COLLECTION

         At the time of the loan origination, each customer is mailed a payment book. Additionally, each new customer receives a call from a member of the Company's collection staff ten days before the first payment due date to review payment arrangements, payment options and the terms of the loan contract. The coupon payment books, direct payments to retail lockboxes in Denver, Colorado and Richmond, Virginia. The Company offers several payment options to customers. Currently, the majority of the payments are mailed in the traditional manner to one of the Company's two lockboxes. The Company also offers the customer the opportunity to pay via Western Union Quick Collect (wired funds) or pay by phone programs. During fiscal year 1999, the Company installed the capability for the customer to pay either with a credit or bank debit card. NAC receives approximately 35% of payments from these non-traditional methods.

         The Company employs collection staff that is compensated under plans that include performance incentive elements. The collection function is performed at the Company's corporate headquarters in Solon, Ohio. Collection personnel work staggered schedules generally from 8:00 a.m. to 8:00 p.m., depending on the region of the country to which they are assigned. The collection efforts of the staff are aided by a computerized on-line receivables system and call management system with a predictive dialing feature. The Company's system also includes a voice response unit that allows customers calling the Company to access account information and communicate payment arrangements on a 24-hour basis.

         Accounts that become delinquent by one day are assigned to the collection staff. Additionally, late notices are mailed at three and twenty days after the missed payment date. If the loans are not collected the Company assigns out the task of attempting the repossession and sale of the collateral not later than 35 days after default on the first payment, or not later than 65 days after other defaults. The repossession and collateral sales are conducted by approximately 250 independent repossession agents and 100 automobile auctions with which the Company maintains working agreements. However, the used cars that collateralize the loans are subject to loss, damage, significant declines in value and difficulties of repossession. To the extent the sale of the collateral does not satisfy the loan balance, the Company uses in-house recovery collectors to attempt to collect the remaining balance. Balances that cannot be collected in this manner are forwarded to outside collection agencies. Finally, the Company may attempt to sell any remaining unpaid accounts in the secondary market. However, the Company has generally not been able to obtain significant recoveries after the sale of the repossessed car.

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

         Within the past two years, certain federal and state agencies have expressed interest in the issue of the interest rates and other terms contained in loans such as those purchased by the Company. The Company is unable to predict whether, or if, such interest will result in new or revised laws or regulations that could affect the Company's business. Significant new laws or regulations affecting the interest rates or other terms contained in loans such as those purchased by the Company could have a material adverse affect on the Company's operations.

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


ANGELIKA FILM CENTER
--------------------

         AFC is the owner of the Angelika Film Center, which it holds under a long term lease having a remaining term of approximately 26 years. AFC is owned 50% by the Company, 33.33% by Reading and 16.67% by Sutton Hill Associates, which manages the Angelika Film Center as a part of its City Cinemas Chain. Each of the owners of AFC are entitled to a proportionate share of the cash distributions that are paid quarterly by AFC.

         The Angelika Film Center is a 17,000 square foot, six screen multiplex theater and cafe that focuses on the exhibition of art and specialty films. The exhibition of art and specialty films, while seasonal in nature, is less so than the film exhibition business in general. Art and specialty films tend to be released more evenly over the course of the year and, if successful, tend to enjoy a longer run than wide release films. Art and specialty films are obtained from a number of sources ranging from divisions of the larger film distributors specializing in specialty films to individuals that have acquired domestic rights to one film. Generally film payment terms are based on an agreed upon percentage of the box office receipts.

         On April 13, 2000, Sam J. Frankino commenced certain litigation in the Delaware Chancery Court to enforce his claim that on April 7, 2000 he and other stockholders validly took certain actions by consent. In the event Mr. Frankino is successful in that litigation, he may seek to set aside the Company's purchase of the interest in AFC and the two options. See Item 3 -- Legal Proceedings.


DISCONTINUED OPERATIONS

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

         National Motors was a Company owned dealership which sold vehicles retired from the rental fleet. The Company discontinued the operations of National Motors in fiscal 1997. See Note L of Notes to Consolidated Financial Statements.


EMPLOYEES
---------

         As of January 31, 2000, the Company employed approximately 100 people, none of which were covered by a collective bargaining agreement. The Company believes it maintains good relations with its employees.


Item 2.  Properties
-------  ----------

         The Company's corporate headquarters, executive offices and centralized operating center are located in two four-story, 55,000 square feet office buildings owned by the Company in Solon, Ohio, a southeast suburb of Cleveland. The Company also owns a facility in Delran, New Jersey (12,000 square feet), which was previously used to house and repair repossessed cars, and is now listed for sale. The Company sold its Beach City, Ohio (9,000 square feet) facility in November 1999.

         The Company believes that its operational facilities and other properties are well maintained. Due to excess office capacity, portions of one of the buildings located in Solon, Ohio are leased to various tenants.


Item 3.  Legal Proceedings
-------  -----------------

         The Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche. The actions, which were consolidated, allege fraud and other violations of the federal securities laws and seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices.

         The actions were consolidated on October 16, 1998, and discovery was stayed pending the court's rulings on various outstanding motions. On October 12, 1999, the Honorable Patricia Hemann, United States Magistrate, issued a report and recommendation (the "Report") to the Honorable Solomon Oliver, United States District Judge, recommending that the motions to dismiss filed by the Company and the other defendants be granted. Plaintiffs filed an objection to the Magistrate's Report with the District Court and the Company responded to this objection.

         In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         On April 6, 2000, the Company filed a complaint in the Delaware Court of Chancery captioned National Auto Credit, Inc. v. Sam J. Frankino, Civil Action No. 17973-NC. The complaint, as amended on May 3, 2000, seeks injunctive and monetary relief against defendant Frankino for alleged breaches of fiduciary duty in his capacity as a director of the Company. On May 8, 2000, Mr. Frankino filed a motion to extend the time in which Mr. Frankino may respond to the Company's complaint from May 18, 2000 to June 9, 2000.

         On April 7, 2000, Sam J. Frankino delivered to the Company a written consent purportedly representing the holders of a majority of the outstanding shares of the Company's common stock. The consent action purports to (a) rescind any and all amendments to the Company's bylaws made on or after March 1, 2000 (including those made on April 5, 2000 and described above); (b) declassify the Board of Directors of the Company; and (c) remove the following directors from the Board: John Gleason, David Huber, Donald Jasensky, William Marshall, James McNamara, Philip Sauder, Henry Toh, and Peter Zackaroff. Messrs. Huber, Jasensky, Sauder and Zackaroff were previously elected to serve on the Board of Directors by Mr. Frankino. The Company has taken the position that the consent is invalid, because, among other things (i) the consent does not appear to represent the holders of a majority of the Company's outstanding stock, (ii) the consent was not preceded by a request for a record date as required by the Company's bylaws, and (iii) the consent does not purport to represent an action by the holders of eighty percent (80%) of each class of the Company's outstanding voting stock, as required for an amendment to the Company's bylaws. As a result of the Company's determination that the consent delivered by Mr. Frankino was invalid, on April 13, 2000, Mr. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. David L. Huber, Donald Jasensky, James J. McNamara, Philip A. Sauder, Henry Y.L. Toh, Peter T. Zackaroff, John A. Gleason, William S. Marshall, and National Auto Credit, Inc., Civil Action No. 17984- NC, along with a motion to expedite. The complaint, as amended on April 19, 2000, seeks an order of declaratory judgment confirming that the individual defendants were validly removed from the Company's Board of Directors by way of Mr. Frankino's April 7, 2000 written consent. On April 17, 2000, the Company and the individual defendants filed a motion to dismiss the complaint and to stay discovery. In response to the Company's April 17 motion, Mr. Frankino filed an amended complaint on April 19. On April 24, 2000, the Company and the individual defendants responded with a motion to dismiss Mr. Frankino's amended complaint and to stay discovery. On May 3, 2000, the Company filed its answer and affirmative defenses to the amended complaint. Pending entry of the Court's final judgment in this action, an Order Maintaining Status Quo provides that (i) the Board of Directors shall take no actions which are outside the routine day-to-day operations of the Company in the ordinary course of business, (ii) Mr. Frankino is required to give the Company five days notice prior to acquiring, directly or indirectly, any additional stock of the Company, soliciting proxies or written consents from stockholders of the Company, or attempting to take action by consent without a meeting of stockholders, and
(iii) Ms. Dodero and Messrs. Dodero, Frankino, Huber, Jasensky, Maund, McNamara, Sauder, Toh, Upton and Zackaroff shall constitute the Board of Directors of the Company.

         On April 12, 2000, Sam J. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. National Auto Credit, Inc., Civil Action No. 17985-NC. The complaint seeks an order directing the Company to permit the inspection and copying of certain of its books and records. The Company has made the books and records available.

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

         The Company was self-insured for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. In connection therewith the Company establishes certain reserves in its financial statements for the estimated cost of satisfying those claims. See Note L of Notes to Consolidated Financial Statements.

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

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

                                                           High           Low
                                                           ----           ---
Year ended January 31, 1999
First Quarter (February 1 - April 30) .................   $ 3.38         $  .75
Second Quarter (May 1 - July 31) ......................     2.06            .69
Third Quarter (August 1 - October 31) .................     1.70            .75
Fourth Quarter (November 1 - January 31) ..............     1.66            .88

Year ended January 31, 2000
First Quarter (February 1 - April 30) .................   $ 1.52         $ 1.03
Second Quarter (May 1 - July 31) ......................     1.23            .80
Third Quarter (August 1 - October 31) .................     1.04            .73
Fourth Quarter (November 1 - January 31) ..............      .97            .50

         With respect to prices reported by the OTC Bulletin Board, such prices reflect inter-dealer bid prices, may not represent actual transactions, and do not reflect dealer mark-ups and mark-downs.


STOCKHOLDERS

         At May 1, 2000 there were 1,260 stockholders of record of the Company's common stock based upon a securities position listing furnished to the Company.


DIVIDENDS

         It has been the Company's policy to retain any earnings to finance the growth of its business and reduce outstanding debt and other liabilities; accordingly the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 2000 and 1999.

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

INCOME STATEMENT DATA                                               Years Ended January 31,
---------------------                               -------------------------------------------------------
                                                      2000       1999        1998       1997       1996
                                                    ---------- ---------- ----------- ---------- ----------
REVENUE                                              $  7,476   $ 16,279    $ 36,396   $ 63,872   $ 43,511
COSTS AND EXPENSES                                   $ 24,818   $ 32,344    $149,265   $ 54,236   $ 14,797
(LOSS) INCOME FROM CONTINUING OPERATIONS             $(14,056)  $(16,065)   $(85,711)   $ 7,568   $ 18,196
DISCONTINUED OPERATIONS, NET OF TAX(1)                    741        450      (5,973)      (397)   (13,590)
                                                    ---------- ---------- ----------- ---------- ----------
NET (LOSS) INCOME                                    $(13,315)  $(15,615)   $(91,684)   $ 7,171   $  4,606
                                                    ========== ========== =========== ========== ==========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
  Continuing operations                              $   (.50)  $   (.56)   $  (3.00)   $   .26   $    .64
  Discontinued operations                                 .03        .01        (.21)      (.01)      (.48)
                                                    ---------- ---------- ----------- ---------- ----------
    Total                                            $   (.47)  $   (.55)   $  (3.21)   $   .25   $    .16
                                                    ========== ========== =========== ========== ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING(2)
  Basic                                                28,169     28,609      28,542     28,501     28,361
                                                    ========== ========== =========== ========== ==========
  Diluted                                              28,169     28,609      28,542     28,621     28,539
                                                    ========== ========== =========== ========== ==========

                                                                       As of January 31,
                                                    -------------------------------------------------------
                                                       2000       1999        1998       1997       1996
                                                    ---------- ---------- ----------- ---------- ----------
BALANCE SHEET DATA
------------------

GROSS FINANCE RECEIVABLE(4)                          $ 50,847   $115,473    $269,690   $419,280   $299,215
TOTAL ASSETS                                          103,962    127,292     234,114    332,475    270,083
NOTES PAYABLE                                            -          -         83,838     80,200     16,900
TOTAL STOCKHOLDERS' EQUITY                             83,879     99,776     115,290    206,985    199,105

OTHER DATA
----------

GROSS LOANS IN FORCE(3),(4)                          $ 51,175   $124,314    $347,776   $494,247   $351,312
PERCENT OF NOTES PAYABLE
   TO STOCKHOLDERS' EQUITY                               -          -           72.7%      38.7%       8.5%
NUMBER OF EMPLOYEES                                       100        250         300        400        350


(1) See Note L of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(2) The weighted average number of shares outstanding has been adjusted to reflect a 10% stock dividend issued in April 1996.

(3) Gross loans in force represents the total contractual payments (including payments representing future interest) receivable from the installment loans which the Company owns, or in which the Company owns an interest through the purchase of an interest under sharing arrangements with dealers. The amount includes payments that, if collected, will be remitted to the dealers under these sharing arrangements (see Note B of Notes to Consolidated Financial Statements). While not a measure of the Company's loan assets under generally accepted accounting principles, the Company views gross loans in force as a measure of the level of its activities and the activities of its competitors.

(4) Subsequent to January 31, 2000 the Company sold substantially all of the automobile retail installment loans remaining in the Company's loan investments. See Note N of Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial
-------  -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

GENERAL
-------

         On March 17, 2000, the Company, acting through NAC, sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in the Company's active portfolio for $17.9 million. In prior transactions in March 2000, NAC had sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in the Company's active portfolio and to Ameristar Financial Servicing Company, L.L.C., for $2.2 million, certain automobile retail installment loans held in the Company's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). The transactions above resulted in an aggregate loss of approximately $2.1 million, which the Company will report in the quarter ending April 30, 2000. In each of the three transactions, the buyer was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

         Following its disposition of these automobile installment loans, the Company's assets consisted principally of money market funds, commercial paper, government securities and other short-term, highly liquid investments.

         On April 5, 2000, the Company purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading for 8,999,900 shares of the Company's common stock and 100 shares of Series A Preferred Stock (representing 100% of the Class of Series A Convertible Preferred Stock outstanding). As a result of the transfer, AFC is now owned 50% by the Company, 33.33% by Reading and 16.67% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hill Associates as a part of its City Cinemas Chain. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

         The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for one basis, subject to traditional antidilution adjustment; it votes share for share with the Common Stock as a single class, provided that as a class the Series A Preferred must separately approve any amendments to the Company's charter or bylaws; it has a liquidation value of $1.50 per share; and is entitled to a dividend preference equal to any dividends declared on the Company's common stock (determined on a per share basis).

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. Under the first option, the Company has the right to acquire the remaining 33.33% membership interest in AFC owned by Reading in exchange for the issuance of an additional six million shares of the Company's common stock. To the extent authorized but unissued shares of the Company's common stock are not available for such purpose, the Company has the right to substitute cash for such shares at the rate of $1.50 per share. The option can be exercised for a period of 45 days, through and including May 20, 2000. The remaining 16.67% interest would continue to be owned by Sutton Hill Associates, and the Angelika Film Center would continue to be managed as a part of the City Cinemas Chain.

         Under the second option, which is independent of the first option, the Company has the right to acquire the remainder of Reading's domestic cinema exhibition assets for cash (including Reading's rights to acquire the City Cinemas Chain of cinemas and related real estate in Manhattan), and, if the Company has not previously exercised its option to acquire Reading's 33.33% interest in AFC for stock, Reading's remaining interest in AFC. If the Company exercises this right, it is required to give to Reading's affiliate, Citadel Holding Corporation, a right to participate in such transaction on a 50/50 basis with the Company. The option can be exercised for a period of 60 days, through and including June 5, 2000. The Company paid to Reading $500,000 in consideration of this option. The Company has the right to extend the option for two 30-day periods by payment of an additional $100,000 for each such 30-day extension period. The purchase price would be based on a value of $27,000,000 for AFC and the lower of the historical cost or fair value for the remainder of Reading's assets. The decision whether or not to proceed with the exercise of either or both of such options rests with the Company and not with Reading.

         On April 13, 2000, Sam J. Frankino commenced certain litigation in the Delaware Chancery Court to enforce his claim that on April 7, 2000 he and other stockholders validly took certain actions by consent. In the event Mr. Frankino is successful in that litigation, he may seek to set aside the Company's purchase in the interest in AFC and the two options. See Item 3 -- Legal Proceedings.

         AFC holds the Angelika Film Center under a long term lease having a remaining term of approximately 26 years. The Angelika Film Center is a six screen multiplex theater and cafe that focuses on the exhibition of art and specialty films. The following sets forth the unaudited condensed operating results for AFC for the year ended December 31, 1999 (in thousands):

               Revenues                                   $ 7,376

               Film rental expenses                         1,909
               Concession and cafe costs                      330
               Other operating expenses                     3,383
               Other                                           28
                                                          -------
                                                            5,650
                                                         --------
               Net income                                 $ 1,726
                                                          =======

         The following sets forth the pro forma condensed consolidated balance sheet of the Company as of January 31, 2000, prepared assuming the sales of the loans and the purchase of the interest in AFC described above had taken place on that date (in thousands):

          Assets                                             Liabilities and Stockholders' Equity
---------------------------                                  ------------------------------------
Cash and cash equivalents            $  81,567             Self-insurance claims                               $  4,089
Property and equipment, net              7,677             Accrued income taxes                                   2,926
Investment in AFC                       11,078             Other liabilities                                     13,051
Assets held for sale                     6,861
Other                                    5,609             Stockholders' equity                                  92,726
                                     ---------                                                                 --------
Total Assets                         $ 112,792             Total Liabilities and Stockholders' Equity          $112,792
                                     =========                                                                 ========

         Also see Note N of Notes to Consolidated Financial Statements.

         During fiscal 2000 the Company reduced its staffing levels, from approximately 250 employees at January 31, 1999 to approximately 100 employees at January 31, 2000, and to approximately 50 employees at April 30, 2000. As the size of its operations decrease, the Company will continue those staffing reductions to eliminate the personnel no longer required as the result of the sale of substantially all of the loan portfolio and the resulting cessation of loan underwriting, processing and collection operations. The Company anticipates that those eliminations will be completed in June 2000, at which point the Company will have remaining approximately 30 administrative and executive employees, occupancy costs, and general and administrative recurring costs estimated to be approximately $400,000 per month. The Company plans to fund these expenses from the interest earned on its money market, commercial paper and government securities investments, which currently are invested at a weighted average yield of approximately 6%.

         The Company's Board of Directors is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. However, the Board presently may not consummate any such transaction due to an Order Maintaining Status Quo entered in the Delaware Chancery Court in connection with the litigation Mr. Frankino filed in April 2000. See Item 3 - Legal Proceedings. In addition, the Company's current lack of external financing sources, as discussed below, may limit its ability to pursue such alternatives.

         The Company, through NAC, a wholly-owned subsidiary, invests in sub-prime used automobile consumer loans, which take the form of installment loans collateralized by the related vehicle. The Company purchases such loans, or interests in pools of such loans (collectively "loan investments"), from member dealers. The Company performs the underwriting and collection functions for all loans it purchases in whole, and also performs such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans. The Company's operations enable member dealers to provide used car purchase financing to customers who have limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing. As of January 31, 2000 the Company had a network of approximately 600 dealers located throughout the United States.

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

         For the year ended January 31, 2000, the Company incurred a loss from continuing operations of $14,056,000, and a net loss of $13,315,000 primarily as the result of a 54.1% decline in revenues to $7,476,000 and the incurrence of costs of $18,198,000 associated with certain litigation and non-recurring charges, the write-down of assets held for sale, and the repurchase of shares of the Company's common stock, as discussed below. The decline in revenues was principally due to the reduction of the size of the Company's loan portfolio. During fiscal 1999 the Company revised the manner in which it conducted its loan investment operations in light of the level of credit losses the Company experienced in fiscal 1997 through fiscal 1999. These losses were caused by both the manner in which the Company enrolled dealers and underwrote loans, and overall trends that developed in the sub-prime used car loan industry during those years. In particular, the Company developed a dealer scoring model to allow it to evaluate its dealers and selectively market its new programs to a smaller number of dealers viewed as more likely to be the source of higher quality loans, and the Company ceased purchasing loans from 70% of the dealers that had been enrolled in the Company's program through January 31, 1998. Additionally, the allegations made and uncertainties about the Company following the January, 1998 resignation of the Company's former independent auditors, Deloitte & Touche (see Item 3 - Legal Proceedings), caused some dealers to cease to do business with the Company. The Company's lack of external financing sources during fiscal 1999 and 2000 limited its ability to purchase new loans to the cash available from the collections from its existing loan portfolio after the use of those cash flows to pay operating expenses and existing liabilities. These factors led to a decline in the number of dealers enrolled in the Company's program and to a decline in the number of loans added.

         For the year ended January 31, 1999, the Company incurred a loss from continuing operations of $16,065,000, and a net loss of $15,615,000 primarily as the result of a 55.3% decline in revenues to $16,279,000 and the incurrence of costs of $9,585,000 associated with certain litigation and non-recurring charges. The decline in revenues was principally due to the reduction of the size of the Company's loan portfolio.

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

         The Company obtained no new debt financing during fiscal 1999 or 2000, and operated on internally generated cash flows, which resulted from an excess of collections on installment loans over the investment in new loans as the Company reduced the size of its operations. As of January 31, 2000 the Company has no external source of financing and the Company's pending litigation and regulatory investigations may limit its ability to obtain external financing.

         The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche. The Company is fully cooperating with the investigations. Although the Company has accrued certain costs it expects to incur in responding to the investigations, the ultimate outcome of these investigations cannot presently be predicted and the Company has not recorded any provision for any monetary penalties that may result from civil or criminal proceedings that might be commenced at the conclusion of such investigations. The Company's liquidity will be adversely affected as it incurs costs to respond to the investigations. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         In addition, the Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche. The actions, which were consolidated, allege fraud and other violations of the federal securities laws and seeks monetary damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle, and accordingly at January 31, 2000 has accrued the $6.5 million settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Company's Board of Directors is considering various additional strategic business alternatives, including but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. However, the Board presently may not consummate any such transaction due to an Order Maintaining Status Quo entered in the Delaware Chancery Court in connection with the litigation Mr. Frankino filed in April 2000. See Item 3 - Legal Proceedings. In addition, the Company's current lack of external financing sources may limit its ability to pursue such alternatives. In the interim, the Company will use the income from the investment of its cash, together with the cash and cash equivalents itself, to pay operating expenses and existing liabilities. The Company has cash and cash equivalents of approximately $77,000,000 at May 1, 2000, and it believes that such cash and cash equivalents and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities.


RESULTS OF OPERATIONS

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

         The following sets forth certain information concerning the Company's investments in and purchases of loans for fiscal 1996 through fiscal 2000:

                                                                                                              Number of
                        Installment    Gross Loans In       Number of        Enrolled          Average        Contracts
   Balance as of        Loans, Net        Force(1)          Contracts        Number of        Contract        Purchased
    January 31,        (In Millions)   (In Millions)       Outstanding        Dealers         Purchased      During Year
    -----------         -----------     -----------        -----------        -------         ---------      -----------
        1996              $222.1            $351.3            53,000           2,300           $8,500           35,900
        1997              $283.5            $494.2            70,000           3,100           $9,900           38,000
        1998              $152.4            $347.8            52,000           3,000           $8,600           30,000
        1999              $ 70.4            $124.3            24,000             900           $8,900            6,000
        2000              $ 29.3            $ 51.2            12,200             600           $9,200            2,900

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

         Interest income declined to $7,331,000 in fiscal 2000 from $15,322,000 in fiscal 1999, representing a decline of 52.2%. The decline is principally attributable to the 58.4% decrease in the size of the Company's total net loan investments, (i.e., the gross finance receivables less the unearned income, credit loss discount and allowance for credit losses) from $70,401,000 at January 31, 1999 to $29,306,000 at January 31, 2000. Interest income declined at a rate less than the decline in the size of the Company's total loan investment as a result in an increase in the Company's effective yield on its loans. The Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans, increased from 13.8% for fiscal 1999 to 14.7% for fiscal 2000. The effective yield increased in fiscal 2000 because of an increase in expected cash flows over original estimates for certain loan pools. The higher than estimated collections affected the yield of certain pools because the additional cash flows were high enough to completely eliminate previously recorded loan loss allowances for those pools, after which additional increases in expected collections are accounted for as yield adjustments. At January 31, 2000, the Company's total net loan investment of $29,306,000 has a weighted-average yield of 13.6%.

         Interest income declined to $15,322,000 in fiscal 1999 from $35,304,000 in fiscal 1998, representing a decline of 56.6%. The decline is principally attributable to the 53.8% decrease in the size of the Company's total net loan investments, from $152,447,000 at January 31, 1998 to $70,401,000 at January 31, 1999. Interest income declined at a rate slightly greater than the decline in the size of the Company's total loan investment as a result in a decline in the Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans, from 16.2% for fiscal 1998 to 13.8% for fiscal 1999. The effective yield declined in 1999 because of the Company's more selective approach to loan underwriting, which meant paying generally higher percentages of the loans' face or contractual amount for higher quality loans, and the use of more conservative estimates of future loan cash flows, reflecting the deterioration in the collection history experienced in 1998. Each of these factors reduced the amount of the initial loan discount attributed to unearned income, and thus the interest yield.

         FEES AND OTHER INCOME: Fees and other income include fees from the sale of warranty contracts, fees earned for collection services, floorplanning and enrollment and maintenance fees charged to dealers. The Company discontinued floorplanning in fiscal 1999 as well as, selling warranty contracts and recording fee income from collection services in fiscal 1998, as a result of which fees and other income declined from $1,092,000 in fiscal 1998 to $957,000 in fiscal 1999, and to $145,000 in fiscal 2000.

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

         The provision for credit losses for fiscal 2000 reflect negative provisions, or reductions in the allowance for credit losses, of $6,118,000. During fiscal 1999, the provision for credit losses was $2,961,000. The reduction in the allowance for credit losses recorded in fiscal 2000 is principally the result of cash flows from loan collections during that period which exceeded the amounts projected that was used in establishing the allowance for credit losses at January 31, 1999. The higher than estimated collections came principally from certain of the Company's older, larger loan pools, and reflect both improvements in the Company's collection procedures and the effect of the revisions to the future collection estimates made in fiscal 1999. In determining the allowance for credit losses, the Company uses weighted average estimates of the future cash flows from its loans, expressed as a percentage of the contractual amounts receivable. Although the fiscal 2000 excess collections resulted in reductions in the allowance for credit losses, the Company did not significantly change its estimates of remaining cash flows from the collection of loan pools, and as a result, the negative credit loss provisions reflect principally the actual cash collections in excess of estimated amounts. The weighted average estimate of future cash flows from loans, expressed as a percentage of the contractual amounts receivable, was 58.0% at January 31, 2000, as compared to 57.3% at January 31, 1999. At January 31, 2000, the allowance for credit losses was 8.3% of the Company's net investment in loans, before the allowance, as compared to 19.3% at January 31, 1999. This decrease is due to the charge-off of loans from certain of the Company's older, larger pools, as well as the affect of purchasing higher quality loans in fiscal 1999 and 2000 (which through January 31, 2000 have not required the recording of any significant loan loss allowances).

         The provision for credit losses was $2,961,000 for fiscal 1999 as compared to $116,049,000 for fiscal 1998. The fiscal 1998 provision included $41,667,000 resulting from the Company's February 1, 1997 refinement of its method of determining the allowance for credit losses, as described above. The remaining provision of $74,382,000 reflects the downward revisions in the Company's estimates of the future cash flows from its loans which reflects both
(i) deterioration in collections experienced by the Company in 1998, in particular with respect to loans purchased in fiscal 1997, and (ii) the Company's use of more detailed historical collection information, which became available in 1998 as the result of enhancements in the Company's information systems. The weighted average estimates of future cash flows from its loans, expressed as a percentage of the allowance, was 57.3% at January 31, 1999 and 57.4% at January 31, 1998. At January 31, 1999, the allowance for credit losses was 19.3% of the Company's net investment in loans as compared to 28.8% at January 31, 1998. This percentage decrease was the result of the changes in the Company charge-off policy. Effective November 1, 1998, the Company revised its charge-off policy to charge-off loans as uncollectible at the earlier of (i) the repossession of the collateral, or (ii) a loan becoming 180 days contractually past due. Previously the Company's policy was to charge-off loans when they became 270 days past due on a recency basis.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses declined to $10,272,000 for fiscal 2000 from $11,078,000 for fiscal 1999, but increased as a percentage of revenues, due to the decline in revenues, from 68.1% of revenues in fiscal 1999 to 137.4% in fiscal 2000. Operating expenses were $13,527,000 or 37.2% of revenues in 1998.

         The majority of the costs that comprise operating expenses are variable in nature and will increase and decrease with the level of the Company's loan purchase and collection activities. However, changes in the size of the Company's loan portfolio will not immediately allow personnel reductions in certain functions. Accordingly, operating expenses fell at a rate less than the decline in revenues in fiscal 2000, and the magnitude and timing of reductions in operating expenses will generally be less, and later, than declines in revenues. Although the Company did substantially reduce the number of personnel during fiscal 2000, from approximately 250 at January 31, 1999 to approximately 100 at January 31, 2000, those reductions took place mainly in the third and fourth quarters of fiscal 2000. The effect of these reductions on operating expenses was accordingly reduced. Additionally, the overall reduction in operating expenses of $806,000 is net of the effect of increases in expenses associated with the installation and development of upgraded computer and information systems.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. General and administrative expenses decreased to $4,750,000 for fiscal 2000 from $4,994,000 for fiscal 1999, and increased as a percentage of revenues, due to the decline in revenues, from 30.7% in fiscal 1999 to 63.5% in fiscal 2000. General and administrative expenses were $5,746,000 or 15.8% of revenues in 1998.

         The slight decrease in general and administrative expenses in fiscal 2000, as compared to fiscal 1999, was due to lower personnel and occupancy costs, and the reversal of certain prior state property, franchise and installment paper tax liabilities to reflect the settlement of those liabilities for amounts less than previously estimated. These were partially offset by an increase in professional fees.

         The decrease in general and administrative costs in 1999, as compared to 1998, was due to lower personnel and occupancy costs offset by an increase in professional services.

         LITIGATION AND NON-RECURRING CHARGES: Following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting, and underwent changes in management. In fiscal 1998 the Company accrued initial estimates of certain resulting litigation and non-recurring costs and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. At January 31, 2000 the Company has accrued an aggregate of $7,125,000, representing (i) the accrual of the costs of the settlement of the class action litigation, as discussed above, and (ii) an estimate of the legal costs to be incurred in responding to the investigations described above (see Notes E and K of Notes to Consolidated Financial Statements).

         Included in the results of operations for fiscal 2000, 1999, and 1998, respectively, are the following costs related to the litigation, investigations and management changes (in thousands):

                                                                        Years Ended January 31,
                                                                ---------------------------------------
                                                                  2000            1999           1998
                                                                --------         -------        -------
Legal and settlement costs relating to litigation matters        $ 7,037         $ 2,545        $ 3,152
Crisis management consulting                                       3,063           3,898             58
Financing, loan waiver and prepayment fees                           408           1,483          3,815
Fees for special independent audits                                  523             845            305
Costs of special investigations                                      273             654            250
Other                                                                  4             160             65
                                                                --------         -------        -------
                                                                $ 11,308         $ 9,585        $ 7,645
                                                                ========         =======        =======


         WRITE-DOWN OF ASSETS HELD FOR SALE: The Company has certain investments in affordable housing projects which previously the Company had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of fiscal 2000, the Company committed to a plan to sell the investments. As a result, the Company recorded in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. The Company expects to complete the sale by the end of the second quarter of fiscal 2001 and future operating results could be affected by revisions of the estimates of the fair value or selling costs for the investments, which changes could be material due to the uncertainties inherent in the estimation process.

         During the fourth quarter of fiscal 2000, the Company also committed to plans to sell certain real estate investments. The carrying amounts of such properties was less than their fair value less estimated costs to sell, and accordingly no write-down was required in connection with the reclassification of these properties to assets held for sale.

         See Note C of Notes to Consolidated Financial Statements.

         COST RELATED TO PURCHASE OF SHARES: On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, all of which was to be credited toward the aggregate exercise price payable by the Company upon any exercise of its option. On June 24, 1999 the Company exercised its right under the Option Agreement to extend the period of the option ("the First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional $500,000, of which $250,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, the Company and the unaffiliated stockholder agreed to an additional extension ("the Second Extension") of the option, for 120 days, for which the Company paid the stockholder an additional $1,000,000, of which $750,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option.

         The Company accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option or option extension to be de minimis. In determining the fair value of the option or extension, the Company considered the period over which the option or extension was exercisable, the option exercise price, the market price of the Company's stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying common stock was charged to expense. An aggregate of $2,224,000 was charged to expense in fiscal 2000, which represented the total of the $1,000,000 payment made to obtain the initial option and $1,224,000 of the payments made to obtain the First Extension and the Second Extension.

         On December 2, 1999, the Company exercised the option and paid the unaffiliated stockholder an additional $2,274,000 for the 2,849,630 shares subject to the option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2,000,000 in aggregate credits to which the Company became entitled under the Option Agreement, the First Extension and the Second Extension. The Company recorded the 2,849,630 repurchased shares at a price of $.895 per share, or an aggregate of approximately $2,551,000, representing the market price of the common stock at the date the Second Extension was agreed to.

         INTEREST (INCOME) EXPENSE: Interest expense decreased to zero in fiscal 2000 from $4,361,000 in fiscal 1999, as a result of the Company's fiscal 1999 repayment of all of its outstanding interest bearing debt. During fiscal 2000, the Company invested its cash balances in short term marketable securities to generate income of $2,284,000, net of bank charges, as compared to $635,000 in fiscal 1999.

         In fiscal 1999, interest expense decreased to $4,361,000 from $6,298,000 in fiscal 1998, principally as a result of the decline in the Company's level of outstanding debt, which declined from an average of $86,338,000 in fiscal 1998 to an average of $45,370,000 in fiscal 1999. The Company's debt was reduced with the cash flow from the net realization in the size of its loan portfolio and the receipt of an income tax refund. The effect of the lower level of outstanding debt was partially offset by an increase in the Company's average interest rate, which increased to 9.5% in fiscal 1999 from 6.8% in fiscal 1998. Fiscal 1999 interest expense was also reduced by $635,000 in interest income net of bank charges.

         INCOME TAXES: For the year ended January 31, 2000 the Company recorded an income tax benefit of $3,286,000. The income tax benefit represented (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years' taxable income, and (ii) adjustments to revise (reduce) previous estimates of certain income taxes. At January 31, 2000 the Company has claims for tax refunds in the amount of $3,664,000.

         For the year ended January 31, 1998, the Company recorded an income tax benefit of $27,158,000 for the carryback of the fiscal 1998 operating losses against prior years' taxable income. The Company received substantially all of the resulting refund in fiscal 1999.

         The Company has available net operating loss carryforwards totaling approximately $45,059,000, of which $23,348,000 will expire in fiscal 2019 and $21,711,000 will expire in fiscal 2020. Additionally, the Company has available $443,000 in foreign tax credits that expire in fiscal 2001 if not utilized, and $3,004,000 of minimum tax credits that can be carried forward indefinitely. The Company also has approximately $4,195,000 of low income housing credits, of which $1,395,000 will expire in fiscal 2013 and approximately $1,400,000 will expire in each of fiscal years 2019 and 2020, if not utilized. A valuation allowance for all of the Company's net operating loss carryforwards and other deferred tax assets has been provided as the Company is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not.

         See Note F of Notes to Consolidated Financial Statements.

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

         The fiscal 2000 income of $741,000 represents the effects of negative operating expenses of $207,000, an income tax benefit of $562,000, and a revision of the loss on the disposal of the discontinued operation of $28,000, net of tax. The negative operating expenses reflect the reversal of previously accrued state taxes (other than income taxes) as the result of the settlement of certain tax liabilities at amounts less than previously estimated and the expiration of the statute of limitations with respect to certain other state taxes, offset by a provision of $600,000 for self-insured liabilities. The income tax benefit reflects the reversal of previously accrued income taxes as the result of similar settlements and expiration of statute of limitation as described above. See Note L of Notes to Consolidated Financial Statements.

         The fiscal 1999 income of $450,000 represents the effects of refunds from a funded workers' compensation partnership related to the discontinued operations.

         The fiscal 1998 loss from discontinued operations of $5,973,000 primarily reflects the effect of the Company's recording in that year of additional self-insurance losses and the accrual of $2,720,000 payable under the Company's settlement with the U.S. Department of Labor (see Note K of Notes to Consolidated Financial Statements). The fiscal 1998 loss included income tax expense of $2,690,000.

         On an ongoing basis the Company's results of operations and liquidity are unlikely to be affected by these discontinued operations except for the effects of the payment of self-insurance claims on the Company's liquidity, and the effects on the results of operations of any additional revisions to the Company's estimates for its self-insurance liabilities. The Company's aggregate self-insurance claims liability of $4,089,000 as of January 31, 2000 is subject to further revision as new information is available, and such revisions may be material due to the uncertainties inherent in the estimation process.


LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2000, the Company's operations used $18,925,000 of cash flows. The cash flows from interest income declined due to the declining portfolio balance and were exceeded by the Company's payments for operating, general and administrative and litigation and non-recurring expenses together with $2,224,000 (the portion charged to expense) of the total of $4,774,000 expended to repurchase shares of the Company's common stock. The Company generated $43,731,000 in cash flows from investing activities principally as the result of $45,839,000 of cash flows from the net reduction in the size of its loan portfolio. The Company used $2,582,000 of cash flows from financing activities primarily as the result of the purchase of the treasury stock. The net cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $54,333,000 at January 31, 2000.

         During fiscal year 1999, the Company generated $33,402,000 in cash flows from operations, and generated $79,734,000 of cash flows from the net reduction in the size of its loan portfolio. The $33,402,000 of cash flows from operations included the benefit of a net refund of $52,079,000 of previously paid income taxes generated by the carryback of the Company's 1998 losses. The cash flows generated by these sources were used in 1999 to repay $83,838,000 of debt outstanding under the Company's bank group facility and senior notes, and to retain a cash balance of $32,109,000 at January 31, 1999. During fiscal 1998 and 1999, the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of fiscal 1998 continuing through the third quarter of fiscal 1999 the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November 1998.

         In fiscal 1998, the Company generated $1,759,000 in cash flow from operations, which was offset by $1,973,000 in investing cash outflows, primarily due to the payments on affordable housing investments. The Company increased its cash position from January 31, 1997 to January 31, 1998 by $2,926,000, principally as the result of net financing cash flows from borrowings of $3,140,000.


YEAR 2000

         The "Year 2000" issue involves the ability of computer systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. During calendar year 1999 the Company took steps to prepare its computer systems for the Year 2000, and through the date of this report the Company has not experienced any material Year 2000 problems. Although the Company believes that all of its material computer systems, and those of its significant providers of goods and services, have now been tested through actual use, there can be no assurance that latent Year 2000 problems remain undiscovered. Such latent Year 2000 problems, if they exist, could have a material adverse impact on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS 137). SFAS 133 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 133 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 133 will not have a material affect on its financial statements.


OTHER

         The Company's exposure to the risks of inflation is generally limited to the potential impact of inflation on the operating and general and administrative expenses. To date inflation has not had a material adverse impact on the Company.

         The Company does not utilize futures, options or other derivative financial instruments.


FORWARD-LOOKING STATEMENTS

         Various statements made in this Item 7 and elsewhere in this Annual Report on Form 10-K concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the court to approve the class action settlement proposed to be entered into by the Company, the failure of the Board of Directors to promptly determine what strategic business plan the Company should pursue, the failure of the Company to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions, the uncertainties created by the ongoing litigation with Sam J. Frankino that limit the Board's ability to make decisions, or any adverse action taken by the Securities and Exchange Commission that impedes the ability of the Company to pursue any desired plan of action.

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

         The Company invests in money market instruments, commercial paper, U.S. Treasury bills, and certificate of deposits, all with initial maturities three months or less. These instruments are classified as cash or cash equivalents for financial reporting purposes and have minimal or no interest rate risk.

         The Company's loan portfolio is comprised of fixed rate financing agreements with high credit risk consumers. The rates on these loan agreements cannot be increased for changes in market conditions, and accordingly these loans are not subject to market risk.

         As of January 31, 2000 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/Grant Thornton LLP
Cleveland, Ohio

April 28, 2000 (except for the seventh and eighth paragraphs of Note K as to which the dates are May 8, 2000 and May 3, 2000, respectively)

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                               January 31,
                                                         ----------------------
                                                           2000         1999
                                                         ---------    ---------

ASSETS
Cash and cash equivalents                                $  54,333    $  32,109
Installment loans, net (Note B)                             29,306       70,401
Property and equipment, net of accumulated
  depreciation of $5,219 and $5,262, respectively            7,677        8,558
Assets held for sale (Note C)                                6,861           --
Affordable housing investments (Note C)                         --       10,270
Income taxes refundable                                      3,664        3,295
Other assets                                                 2,121        2,659
                                                         ---------    ---------
TOTAL ASSETS                                             $ 103,962    $ 127,292
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Self-insurance claims (Note L)                         $   4,089    $   4,880
  Accrued income taxes (Note F)                              2,926        6,510
  Other liabilities (Note E)                                13,068       16,126
                                                         ---------    ---------
                                                            20,083       27,516

COMMITMENTS AND CONTINGENCIES (Note K)                          --           --

STOCKHOLDERS' EQUITY (Notes G and H)
  Preferred stock - $.05 par value,
    authorized 2,000,000 shares,
    none issued                                                 --           --
  Common stock - $.05 par value,
    authorized 40,000,000 shares, issued
    29,963,301 and 29,982,512 shares, respectively           1,498        1,500
  Additional paid-in capital                               166,139      166,168
  Retained deficit                                         (69,104)     (55,789)
  Treasury stock, at cost, 4,195,598 and 1,345,968
    shares, respectively                                   (14,654)     (12,103)
                                                         ---------    ---------
                                                            83,879       99,776
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 103,962    $ 127,292
                                                         =========    =========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            Years Ended January 31,
                                                               ---------------------------------------------------
                                                                 2000                 1999                 1998
                                                               --------             --------             ---------
REVENUE
  Interest income                                              $  7,331             $ 15,322             $  35,304
  Fees and other income                                             145                  957                 1,092
                                                               --------             --------             ---------
    Total                                                         7,476               16,279                36,396

COSTS AND EXPENSES
  Provision for credit losses                                    (6,118)               2,961               116,049
  Operating                                                      10,272               11,078                13,527
  General and administrative                                      4,750                4,994                 5,746
  Litigation and non-recurring charges (Note K)                  11,308                9,585                 7,645
  Write-down of assets held for sale (Note C)                     4,666                   --                    --
  Cost related to purchase of shares (Note G)                     2,224                   --                    --
  Interest (income) expense                                      (2,284)               3,726                 6,298
                                                               --------             --------             ---------
    Total                                                        24,818               32,344               149,265
                                                               --------             --------             ---------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                           (17,342)             (16,065)             (112,869)

Benefit for income taxes (Note F)                                (3,286)                  --               (27,158)
                                                               --------             --------             ---------

LOSS FROM CONTINUING OPERATIONS                                 (14,056)             (16,065)              (85,711)

DISCONTINUED OPERATIONS, NET OF TAX  (Note L)                       741                  450                (5,973)
                                                               --------             --------             ---------
NET LOSS                                                       $(13,315)            $(15,615)            $ (91,684)
                                                               ========             ========             =========
BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
  Continuing operations                                        $   (.50)            $   (.56)            $   (3.00)
  Discontinued operations                                           .03                  .01                  (.21)
                                                               --------             --------             ---------
    Net loss per share                                         $   (.47)            $   (.55)            $   (3.21)
                                                               ========             ========             =========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's)
    Basic and diluted                                            28,169               28,609                28,542
                                                               ========             ========             =========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)


                                       Common Stock
                                 ------------------------         Additional        Retained
                                                  Par              Paid-In           Earnings        Treasury
                                  Shares          Value            Capital          (Deficit)         Stock            Total
                                 -------         --------         ---------         --------         --------         --------
BALANCE,
JANUARY 31, 1997                  29,846         $  1,492         $ 165,605         $ 51,510         $(11,622)        $206,985

Net loss                                                                             (91,684)                          (91,684)
Stock issued under
  benefit plans                       60                3               467                                                470
Treasury stock
  purchases                                                                                              (481)            (481)
                                 -------         --------         ---------         --------         --------         --------
BALANCE,
JANUARY 31, 1998                  29,906            1,495           166,072          (40,174)         (12,103)         115,290

Net loss                                                                             (15,615)                          (15,615)
Stock issued under
  benefit plans                       77                5                96                                                101
                                 -------         --------         ---------         --------         --------         --------
BALANCE,
JANUARY 31, 1999                  29,983            1,500           166,168          (55,789)         (12,103)          99,776

Net loss                                                                             (13,315)                          (13,315)
Stock cancelled under
  benefit plans                      (20)              (2)              (29)                                               (31)
Treasury stock
  purchases                                                                                            (2,551)          (2,551)
                                 -------         --------         ---------         --------         --------         --------
BALANCE,
JANUARY 31, 2000                  29,963         $  1,498         $ 166,139         $(69,104)        $(14,654)        $ 83,879
                                 =======         ========         =========         ========         ========         ========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       Years Ended January 31,
                                                                             --------------------------------------------
                                                                               2000             1999              1998
                                                                             --------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $(13,315)        $ (15,615)        $ (91,684)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                               1,396             1,296             1,897
    Provision for credit losses                                                (6,118)            2,961           116,049
    Loss on disposal of rental operations                                          28                88             1,126
    Loss recorded on write-down of assets held for sale                         4,666                --                --
    Deferred income taxes                                                          --                --            23,675
    Changes in operating assets and liabilities:
      Accrued income tax/refundable                                            (3,953)           52,137           (54,979)
      Other liabilities                                                        (1,116)           (4,722)            7,395
      Self-insurance claims                                                      (819)           (4,352)          (10,427)
      Other operating assets and liabilities, net                                 306             1,609             8,707
                                                                             --------         ---------         ---------
    Net cash (used in) provided by operating activities                       (18,925)           33,402             1,759
                                                                             --------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on gross finance receivable                           61,155           105,950           131,283
     Purchase of loans                                                        (15,316)          (26,216)         (130,753)
     Purchase of other property and equipment                                  (1,091)             (833)             (940)
     Purchase of affordable housing investments                                (1,017)           (1,219)           (1,622)
     Other investing activities, net                                               --                80                59
                                                                             --------         ---------         ---------
     Net cash provided by (used in) investing activities                       43,731            77,762            (1,973)
                                                                             --------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings (payments) on operating debt and notes payable                 --           (83,838)            3,638
     Payments to acquire treasury stock                                        (2,551)               --              (481)
     Stock (cancelled) issued under benefit plans                                 (31)              101               470
     Other financing activities, net                                               --                --              (487)
                                                                             --------         ---------         ---------
     Net cash (used in) provided by financing activities                       (2,582)          (83,737)            3,140
                                                                             --------         ---------         ---------
Increase in cash and cash equivalents                                          22,224            27,427             2,926
Cash and cash equivalents at beginning of year                                 32,109             4,682             1,756
                                                                             --------         ---------         ---------
Cash and cash equivalents at end of year                                     $ 54,333         $  32,109         $   4,682
                                                                             ========         =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                           $     67         $   5,646         $   5,506
                                                                             ========         =========         =========
     Income taxes paid (refunded)                                            $    105         $ (52,079)        $   6,508
                                                                             ========         =========         =========



See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


NOTE A - Summary of Significant Accounting Policies
---------------------------------------------------

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

         The Company's realization of its investments in loan investments, and interest income therefrom, is dependent on the ability of the customers to repay the installment notes. Economic conditions in the geographic area in which a customer resides can affect repayment. Loans and interest in pools of loans are purchased from dealers throughout the United States. No individual dealer is the source of more than 4% of the Company's loan investments. From time to time certain states represent a source of significant portions of the Company's loan investments, and thus geographical concentrations of credit risk. As of January 31, 2000, 14.7% and 10.3% of the Company's loan investments relate to consumers in Texas and North Carolina. The Company attempts to mitigate its credit risk by retaining a security interest in the vehicle financed by the loan.

         Subsequent to January 31, 2000, the Company sold substantially all of the automobile installment loans remaining in the Company's loan investments. See Note N.


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


CASH EQUIVALENTS:

         All highly liquid investments, such as commercial paper, U.S. Treasury bills and certificates of deposits with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value. The Company also has restricted cash of $300,000 held in a "Rabbi Trust" pursuant to the Company's employment agreement with Allen Rice, its former President and Director.


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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

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

         Effective February 1, 1997, the Company refined its methodology for estimating the allowance for credit losses to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS 118), "Accounting by Creditors for Impairment of a Loan." On a continual basis, the Company reviews its estimates of future cash flows for its loan pools. Such estimates are revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that serve as the basis for predicting future loan performance. The Company's net investment in each loan pool is compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company is recognizing interest income on that pool of loans. Where the estimated cash flows have been revised downward and as a result such a comparison reflects an excess of the investment over the present value of the future cash flows, the Company records an allowance for credit losses by a charge to expense. The Company also reduces unearned income by a reclassification to the credit loss discount so that future interest income will reflect the original annual interest income rate on the net investment in the loan pool. In those instances where a revised estimate of future cash flows indicates an increase in estimated cash flows over the previous estimate, the Company first reverses into income any previously recorded allowance for credit losses, and then increases the rate at which future interest income is recognized by a reclassification from the credit loss discount to unearned income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

         Prior to the Company's February 1, 1997 refinement of its method of determining the allowance for credit losses described above, the Company evaluated the adequacy of its allowance for credit losses using a method generally similar to that described above, except that the estimated cash flows were compared to the Company's net investment on an undiscounted basis. The effect of utilizing discounting consistent with SFAS 114 was $41,667,000, which was included in the provision for credit losses recorded in fiscal 1998.

         The Company's policy, effective November 1, 1998, is to charge-off loans as uncollectible at the earlier of (i) the repossession of the collateral, or (ii) a loan becoming 180 days contractually past due. From November 1, 1997 until October 31, 1998, loans were charged-off once they became 270 days past due on a recency basis. Prior to November 1, 1997, loans were charged-off once they became one year contractually past due. Loan charge-offs are recorded by eliminating the remaining gross finance receivable against the allowance for credit losses and the credit loss discount on a pro-rata basis. The changes in the Company's charge-off policy did not have any material affect on net loss.

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


INCOME TAXES:

         Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is anticipated that some or all of a net deferred tax asset may not be realized. See Note F.


ACCOUNTING FOR STOCK-BASED COMPENSATION:

         The Company accounts for stock options and awards in accordance with SFAS 123, "Accounting for Stock-Based Compensation," which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on net income
(loss) and earnings (loss) per share had the Company adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards. See Note H.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


NOTE A - Summary of Significant Accounting Policies (cont.)
         ------------------------------------------

EARNINGS PER SHARE:

         The Company adopted the requirements of SFAS 128, "Earnings Per Share," effective with the fourth quarter of fiscal 1998. As required by SFAS 128, previously reported earnings per share amounts have been restated.

         Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents (stock options) would have an antidilutive effect on loss per share for fiscal 2000, 1999 and 1998.


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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998


NOTE B - Installment Loans, Net
         ----------------------

         The following table sets forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of the Company's net installment loans as of and for the years ended January 31, 1998, 1999 and 2000 (in thousands):

                                                   Gross                               Credit          Allowance        Installment
                                                  Finance             Unearned          Loss           for Credit          Loans,
                                                 Receivable            Income          Discount          Losses             Net
                                                -------------         --------         --------         ---------       ------------
Balance, January 31, 1997                           $ 419,280         $(43,665)        $(28,810)        $ (63,307)        $ 283,498
   Purchases                                          177,449          (31,838)         (20,383)               --           125,228
   Cash collected                                    (166,216)              --               --                --          (166,216)
   Charge-offs                                       (160,823)              --           33,938           126,885                --
   Provision for credit losses1                            --               --               --          (116,049)         (116,049)
   Interest income                                         --           35,304               --                --            35,304
   Reclassification                                        --           19,665          (19,665)               --                --
   Dealer fees charged                                     --               --               --            (9,318)           (9,318)
                                                    ---------         --------         --------         ---------         ---------

Balance, January 31, 1998                             269,690          (20,534)         (34,920)          (61,789)          152,447
   Purchases                                           44,349           (1,840)         (15,316)               --            27,193
   Cash collected                                    (120,934)              --               --                --          (120,934)
   Charge-offs                                        (77,632)              --           29,046            48,586                --
   Provision for credit losses                             --               --               --            (2,961)           (2,961)
   Interest income                                         --           15,322               --                --            15,322
   Reclassification                                        --               --               --                --                --
   Dealer fees charged                                     --               --               --              (666)             (666)
                                                    ---------         --------         --------         ---------         ---------

Balance, January 31, 1999                             115,473           (7,052)         (21,190)          (16,830)           70,401
   Purchases                                           27,061           (1,972)         (11,375)               --            13,714
   Cash collected                                     (68,258)              --               --                --           (68,258)
   Charge-offs                                        (23,429)              --           15,353             8,076                --
   Provision for credit losses                             --               --               --             6,118             6,118
   Interest income                                         --            7,331               --                --             7,331
   Reclassification                                        --             (953)             953                --                --
   Dealer fees charged                                     --               --               --                --                --
                                                    ---------         --------         --------         ---------         ---------

Balance, January 31, 2000                           $  50,847         $ (2,646)        $(16,259)        $  (2,636)        $  29,306
                                                    =========         ========         ========         =========         =========

(1) Includes $ 41,667,000 attributable to the effects of utilizing discounting as of February 1, 1997 in the determination of the allowance for credit losses. See Note A.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998




NOTE B - Installment Loans, Net (cont.)
         ----------------------

         The balances at January 31, 1999 and 2000 include amounts related to whole loans purchased by the Company, and to loan interests purchased under sharing agreements with dealers, as follows (in thousands):

                                  Gross                                 Credit            Allowance       Installment
                                  Finance          Unearned             Loss             for Credit          Loans,
                                Receivable           Income            Discount            Losses              Net
                                ----------          --------           --------          ----------         --------

January 31, 1999
   Whole loans                   $ 22,142          $ (1,132)          $(11,248)          $   --             $  9,762
   Loan interests                  93,331            (5,920)            (9,942)           (16,830)            60,639
                                 --------          --------           --------           --------           --------
   Total                         $115,473          $ (7,052)          $(21,190)          $(16,830)          $ 70,401
                                 ========          ========           ========           ========           ========

January 31, 2000
   Whole loans                   $ 26,455          $ (1,308)          $(10,578)          $   (615)          $ 13,954
   Loan interests                  24,392            (1,338)            (5,681)            (2,021)            15,352
                                 --------          --------           --------           --------           --------
   Total                         $ 50,847          $ (2,646)          $(16,259)          $ (2,636)          $ 29,306
                                 ========          ========           ========           ========           ========



         The whole loans and the loans underlying the loan interests, outstanding at January 31, 2000, generally have initial terms ranging from 24 to 48 months, with average initial terms and amounts of 40 months and $10,300, respectively. At January 31, 2000 and 1999 the average remaining term was 16 and 20 months, respectively, and the percentage of loans which were greater than 120 days past due were 6.7% and 6.5%, respectively.

         Contractual maturities of the loan receivables by year have not been presented because in March 2000 the Company sold substantially all of the loans remaining in the Company's loan investments. See Note N.


NOTE C - Assets Held for Sale
         --------------------

         Assets held for sale are as follows (in thousands):

                                                                January 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------   ---------

Affordable housing investments                              $  5,605      $  --
Developed real estate leased to commercial tenant                616         --
Undeveloped real estate subject to a ground lease                640         --
                                                            --------        ---
   Total                                                    $  6,861      $  --
                                                            ========      =====


               The limited partner investments on affordable housing projects were, until the fourth quarter of fiscal 2000, held for the generation of benefits in the form of tax credits as well as the receipt of cash distributions from the operations of the projects. During the fourth quarter of fiscal 2000 the Company committed to a plan to sell the investments. As a result, the Company recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE C - Assets Held for Sale (cont.)
         --------------------

value less estimated costs to sell. As a limited partner in the affordable housing projects, the Company is required as of January 31, 2000 to make future contributions of $1,639,000, plus interest at an average rate of 8.9% per annum, in varying amounts during the fiscal years ended January 31, 2001, 2002 and 2003 of $593,000, $614,000 and $432,000, respectively. See Note E.

         During the fourth quarter of fiscal 2000, the Company also committed to plans to sell certain real estate investments. The carrying amounts of such properties was less than their fair value less estimated costs to sell, and accordingly no write-down was required in connection with the reclassification of these properties to assets held for sale.


NOTE D -  Notes Payable
          -------------

         Notes payable was zero as of January 31, 2000 and 1999.

         During fiscal 1999 the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of fiscal 1998 through the third quarter of fiscal 1999 the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November 1998 using the proceeds of its income tax refund (see Note F). In connection with the redemption of the senior notes the Company paid an amendment fee of $500,000, and a prepayment penalty of $2,939,000, of which $1,039,000 and $2,400,000 were charged to expense in fiscal years 1999 and 1998, respectively.


NOTE E - Other Liabilities
         -----------------

         Other liabilities are as follows (in thousands):

                                                                January 31,
                                                           ---------------------
                                                             2000         1999
                                                           -------       -------

Accounts payable                                           $   632       $ 3,139
Accrued state and local taxes                                1,232         2,700
Accrued litigation expenses (Note K)                         7,125         3,000
Accrued expenses                                             2,440         5,082
Deferred capital contributions (Note C)                      1,639         2,205
                                                           -------       -------
   Total                                                   $13,068       $16,126
                                                           =======       =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE F - Income Taxes
         ------------

         The components of the provision (benefit) for income taxes in the consolidated statement of operations are as follows (in thousands):

                                                                 Years Ended January 31,
                                                  -----------------------------------------------------
                                                   2000                   1999                   1998
                                                  -------               --------               --------

Current
  Federal                                         $(2,848)              $   --                 $(49,885)
  State                                            (1,000)                  --                    1,236
                                                  -------               --------               --------
                                                   (3,848)                  --                  (48,649)
Deferred
  Federal                                            --                     --                   22,562
  State                                              --                     --                    1,619
                                                  -------               --------               --------
                                                     --                     --                   24,181
                                                  -------               --------               --------

Total                                              (3,848)                  --                  (24,468)

Allocated to discontinued operations                 (562)                  --                    2,690
                                                  -------               --------               --------

Continuing operations                             $(3,286)              $   --                 $(27,158)
                                                  =======               ========               ========




         The Company has available net operating loss carryforwards totaling approximately $45,059,000, of which $23,348,000 will expire in fiscal 2019 and $21,711,000 will expire in fiscal 2020. Additionally, the Company has available $443,000 in foreign tax credits that expire in fiscal 2001 if not utilized, and $3,004,000 of minimum tax credits that can be carried forward indefinitely. The Company also has approximately $4,195,000 of low income housing credits, of which $1,395,000 will expire in fiscal 2013 and approximately $1,400,000 will expire in each of fiscal years 2019 and 2020, if not utilized.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE F - Income Taxes (cont.)
         ------------

         The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                                       January 31,
                                                                           ---------------------------------
                                                                              2000                   1999
                                                                            --------               --------

Deferred tax assets:
  Self-insurance claims                                                     $  1,420               $  1,654
  Allowance for credit losses                                                    923                  5,890
  State income taxes                                                             551                   --
  Accrued liabilities                                                          3,888                  3,312
  Tax credits carryforwards                                                    7,655                  8,131
  Net operating loss carryforward                                             15,771                  9,532
  Other                                                                          221                    955
                                                                            --------               --------
  Total deferred tax assets                                                   30,429                 29,474
                                                                            --------               --------

Deferred tax liabilities:
  Depreciation                                                                  (726)                  (718)
  State income taxes                                                            --                     (322)
  Limited partnership investments                                             (1,821)                (3,068)
  Mark-to-market valuation and related income adjustments                        (76)                (1,434)
  Other                                                                         (376)                (2,721)
                                                                            --------               --------
  Total deferred tax liabilities                                              (2,999)                (8,263)
                                                                            --------               --------


Net deferred tax asset before valuation allowance                             27,430                 21,211
Less: valuation allowance                                                    (27,430)               (21,211)
                                                                            --------               --------
Net deferred tax asset                                                      $   --                 $   --
                                                                            ========               ========





         A valuation allowance for all of the Company's net deferred tax assets has been provided as the Company is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for the years ended January 31, 2000, 1999 and 1998 was $6,219,000, $4,618,000, and $16,593,000, respectively.

         The Company was able to carryback its fiscal 1998, net operating loss and received a refund of approximately $47,000,000 in 1999 of previously paid taxes (reflected as a refund receivable at January 31, 1998). In addition, the Company has claims for tax refunds in the amount of $3,664,000 at January 31, 2000.

         Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:


                                                                                   Years Ended January 31,
                                                                        ----------------------------------------------
                                                                         2000              1999                1998
                                                                        -------          ---------        ------------
Statutory rate                                                          (35.0)%            (35.0)%            (35.0)%
State income taxes, net of federal tax benefit                           (5.0)               9.4                1.3
Deferred tax valuation allowance                                         35.8               28.7                9.6
Tax credits                                                               2.7               (9.4)              (3.3)
Adjustment to prior year carryback estimates                            (18.9)                --                 --
Other                                                                     1.5                6.3                3.3
                                                                       ------               ----               ----
  Effective Tax Rate                                                    (18.9)%               .0%             (24.1)%
                                                                       ======               ====               ====

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE F - Income Taxes (cont.)
         ------------

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


NOTE G - Stockholders' Equity
         --------------------

         On May 10, 1999, the Company entered into an Option Agreement with an unaffiliated stockholder to purchase 2,849,630 shares of the Company's common stock at a price of $1.50 per share. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, all of which was to be credited toward the aggregate exercise price payable by the Company upon any exercise of its option. On June 24, 1999, the Company exercised its right under the Option Agreement to extend the period of the option ("the First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional $500,000, of which $250,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, the Company and the unaffiliated stockholder agreed to an additional extension ("the Second Extension") of the option, for 120 days, for which the Company paid the stockholder an additional $1,000,000, of which $750,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option.

         The Company accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option or option extension to be de minimis. In determining the fair value of the option or extension, the Company considered the period over which the option or extension was exercisable, the option exercise price, the market price of the Company's stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying common stock was charged to expense. An aggregate of $2,224,000 was charged to expense in fiscal 2000, which represented the total of the $1,000,000 payment made to obtain the initial option and $1,224,000 of the payments made to obtain the First Extension and Second Extension.

         On November 22, 1999, the Board of Directors of the Company approved the exercise of its option. On December 2, 1999, the Company exercised such option and paid the unaffiliated stockholder an additional $2,274,000 for the 2,849,630 shares subject to the option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2,000,000 in aggregate credits to which the Company became entitled under the Option Agreement, the First Extension and the Second Extension. The Company recorded the 2,849,630 repurchased shares at a price of $.895 per share, or an aggregate of approximately $2,551,000, representing the market price of the common stock at the date the Second Extension was agreed to.

         The Company's Board of Directors authorized the repurchase of up to 4,500,000 shares of the Company's outstanding stock, of which 4,195,598 and 1,345,968 shares have been repurchased by the Company as of January 31, 2000 and 1999, respectively. Shares repurchased amounted to 2,849,630, 0, and 47,400 in fiscal years 2000, 1999 and 1998, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE H - Benefit Plans
         -------------

         The Company's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees. The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were (19,211), 76,400 and 33,200 shares of restricted stock awarded (cancelled) under this Plan during the years ended January 31, 2000, 1999 and 1998, respectively. There were 1,093,311 shares available for future stock awards or option grants at January 31, 2000.

         The Company's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees. This Plan terminated on April 17, 1993 and no further options may be granted, although options still remain outstanding. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

         The Company's 1995 Dealer Stock Option Plan for Member Dealers provided for the granting of up to 550,000 common stock options to member dealers based upon certain volume criteria. The options become exercisable over a three-year period. This program was discontinued during fiscal 1998. During the year ended January 31, 1998 there were 24,500 options granted at a price of $11.13.

                                                                                                 Weighted Average
                                                                            Number of             Exercise Price
                                                                             Options                 Per Share
                                                                       ---------------         ---------------------

                             Balance January 31, 1997                         470,188              $       8.98
                                  Granted                                      35,000                     10.53
                                  Exercised                                   (27,239)                     6.76
                                  Cancelled                                  (112,783)                    10.15
                                                                       ---------------

                             Balance January 31, 1998                         365,166                      8.94
                                  Granted                                     513,000                      1.34
                                  Exercised                                      --                         --
                                  Cancelled                                  (242,556)                     8.10
                                                                       ---------------

                             Balance January 31, 1999                         635,610                      3.12
                                  Granted                                     800,000                      1.03
                                  Exercised                                      --                         --
                                  Cancelled                                  (528,650)                     2.81
                                                                       ---------------

                             Balance January 31, 2000                         906,960                      1.46
                                                                       ===============



         The weighted-average grant date fair value of options granted during fiscal 2000 was $0.94 per share.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE H - Benefit Plans (cont.)
         -------------

         The outstanding options expire at various dates through the year 2009. A summary of stock options outstanding and exercisable as of January 31, 2000 is as follows:


                                                  Options Outstanding                          Options Exercisable
                          --------------------------------------------------------   ----------------------------------------
        Range of                            Weighted Average      Weighted Average                         Weighted Average
       Per Share              Number      Remaining Contractual     Per Share            Number                Per Share
    Exercise Prices         Outstanding         Life (years)      Exercise Price       Exercisable          Exercise Price
--------------------      --------------  ---------------------   ----------------   --------------        ----------------

$0.92 to $1.66                 881,000              9.07           $      1.19            881,000          $         1.19
$    7.70                        5,060              0.73                  7.70              5,060                    7.70
$10.75 to $11.14                18,700              5.14                 10.96             14,700                   10.98
$    14.77                       2,200              2.76                 14.77              2,200                   14.77
                            ----------                                                -----------

Totals                         906,960                                                   902,960
                            ==========                                               ===========




         If the Company had recorded compensation expense using the fair value method of SFAS 123, the Company's net after tax loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                                     Years Ended January 31,
                                          -------------------------------------------------------------------------
                                                   2000                      1999                    1998
                                          -----------------------    ---------------------     --------------------

Net loss, as reported                              $  (13,315)              $  (15,615)              $  (91,684)
Pro forma net loss                                    (13,696)                 (16,054)                 (91,858)
Loss per share, as reported                              (.47)                    (.55)                   (3.21)
Pro forma loss per share                                 (.49)                    (.56)                   (3.22)



         The fair value of each award or option grant included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended January 31, 2000, 1999 and 1998:

                                                                     Years Ended January 31,
                                          -------------------------------------------------------------------------
                                                   2000                      1999                    1998
                                          -----------------------    ---------------------     --------------------

Risk-free interest rate                                 6.109%                   5.175%                   6.332%
Expected life                                       7.00 years               7.00 years               5.60 years
Expected volatility                                   108.499%                 111.733%                  40.939%
Dividend yield                                              0%                       0%                       0%



         The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE H - Benefit Plans (cont.)
         -------------

         The Company has a 401(k) Savings and Profit-Sharing Plan ("401k") covering substantially all employees who have completed one year of service with the Company. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. The Company matches 50% of the first 4% of the employees' contribution. Company contributions are vested incrementally over 6 years. The charge to operations for the Company's contribution was $67,300, $69,500 and $62,200 for years ended January 31, 2000, 1999 and 1998, respectively. The Company ceased allowing purchases of Company stock into the 401(k) plan effective July 1, 1997.

         The Company does not typically provide post-retirement or post-employment benefits to its employees.

NOTE I - Related Party Transactions
         --------------------------

         During fiscal 1998, the Company had a short-term unsecured uncommitted line of credit with Brown Brothers Harriman ("BBH") for $13,700,000 of which $838,000 was outstanding at January 31, 1998. The line of credit was terminated on January 26, 1998, and the remaining principal was paid off in November 1998. A former director of the Company was a partner of BBH.

NOTE J - Financial Instruments
         ---------------------

         The Company has various financial instruments including cash and cash equivalents, installment loans, investments in affordable housing limited partnerships, and miscellaneous other assets. Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. The Company has determined that their carrying values approximate estimated fair values.

         The Company determines the fair value of installment loans using the mark-to-market accounting method for dealers in securities under section 475 of the Internal Revenue Code. The carrying values and fair values, were $29,306,000 and $29,585,000, respectively, at January 31, 2000 and $70,401,000 and
$64,000,000, respectively, at January 31, 1999.


NOTE K - Commitments and Contingencies
         -----------------------------

         In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

         The Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche, LLP ("Deloitte & Touche"). The actions, which were consolidated, allege fraud and other violations of the federal securities laws and seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices.

         The actions were consolidated on October 16, 1998, and discovery was stayed pending the court's rulings on various outstanding motions. On October 12, 1999, the Honorable Patricia Hemann, United States Magistrate, issued a report and recommendation (the "Report") to the Honorable Solomon Oliver, United States District Judge, recommending that the motions to dismiss filed by the Company and the other defendants be granted. Plaintiffs filed an objection to the Magistrate's Report with the District Court and the Company responded to this objection.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE K - Commitments and Contingencies (cont.)
         -----------------------------

         In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle, and accordingly at January 31, 2000 has accrued the $6.5 million settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation, are investigating the issues raised as the result of the resignation of Deloitte & Touche. The Company is cooperating fully with the investigations. The ultimate outcome of these investigations on the Company cannot presently be predicted and the Company has not recorded any provision for any monetary penalties that may result from civil or criminal proceedings that might be commenced at the conclusion of such investigations. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         Following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting and underwent changes in management. In fiscal 1998 the Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. At January 31, 2000 the Company has accrued an aggregate of $7,125,000, representing (i) the accrual of the costs of the settlement of the class action litigation, as discussed above, and (ii) an estimate of the legal costs to be incurred in responding to the investigations described above (see Note E). Included in the results of operations for fiscal 2000, 1999 and 1998, respectively, are the following costs (in thousands):

                                                                                  Years Ended January 31,
                                                                         ----------------------------------------
                                                                          2000              1999             1998
                                                                         -------           ------           ------

Legal and settlement costs relating to litigation matters                $ 7,037           $2,545           $3,152
Crisis management consulting                                               3,063            3,898               58
Financing, loan waiver and prepayment fees                                   408            1,483            3,815
Fees for special independent audits                                          523              845              305
Costs of special investigations                                              273              654              250
Other                                                                          4              160               65
                                                                         -------           ------           ------
                                                                         $11,308           $9,585           $7,645
                                                                         =======           ======           ======



         On April 6, 2000 the Company filed a complaint in the Delaware Court of Chancery captioned National Auto Credit, Inc. v. Sam J. Frankino, Civil Action No. 17973-NC. The complaint, as amended on May 3, 2000, seeks injunctive and monetary relief against defendant Frankino for alleged breaches of fiduciary duty in his capacity as a director of the Company. On May 8, 2000, Mr. Frankino filed a motion to extend the time in which Mr. Frankino may respond to the Company's complaint from May 18, 2000 to June 9, 2000.

         On April 7, 2000, Sam J. Frankino delivered to the Company a written consent purportedly representing the holders of a majority of the outstanding shares of the Company's common stock. The consent action purports to (a)

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE K - Commitments and Contingencies (cont.)
         -----------------------------

rescind any and all amendments to the Company's bylaws made on or after March 1, 2000 (including those made on April 5, 2000 and described above); (b) declassify the Board of Directors of the Company; and (c) remove the following directors from the Board: John Gleason, David Huber, Donald Jasensky, William Marshall, James McNamara, Philip Sauder, Henry Toh, and Peter Zackaroff. Messrs. Huber, Jasensky, Sauder and Zackaroff were previously elected to serve on the Board of Directors by Mr. Frankino. The Company has taken the position that the consent is invalid, because, among other things, (i) the consent does not appear to represent the holders of a majority of the Company's outstanding stock, (ii) the consent was not preceded by a request for a record date as required by the Company's bylaws, and (iii) the consent does not purport to represent an action by the holders of eighty percent (80%) of each class of the Company's outstanding voting stock, as required for an amendment to the Company's bylaws. As a result of the Company's determination that the consent delivered by Mr. Frankino was invalid, on April 13, 2000, Mr. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. David L. Huber, Donald Jasensky, James J. McNamara, Philip A. Sauder, Henry Y.L. Toh, Peter T. Zackaroff, John A. Gleason, William S. Marshall, and National Auto Credit, Inc., Civil Action No. 17984- NC, along with a motion to expedite. The complaint, as amended on April 19, 2000, seeks an order of declaratory judgment confirming that the individual defendants were validly removed from the Company's Board of Directors by way of Mr. Frankino's April 7, 2000 written consent. On April 17, 2000, the Company and the individual defendants filed a motion to dismiss the complaint and to stay discovery. As a result of the Company's April 17 motion, Mr. Frankino filed an amended complaint on April 19. On April 24, 2000, the Company and the individual defendants responded with a motion to dismiss Mr. Frankino's amended complaint and to stay discovery. On May 3, 2000, the Company filed its answer and affirmative defenses to the amended complaint. Pending entry of the Court's final judgment in this action, an Order Maintaining Status Quo provides that (i) the Board of Directors shall take no actions which are outside the routine day-to-day operations of the Company in the ordinary course of business, (ii) Mr. Frankino is required to give the Company five days notice prior to acquiring, directly or indirectly, any additional stock of the Company, soliciting proxies or written consents from stockholders of the Company, or attempting to take action by consent without a meeting of stockholders, and
(iii) Ms. Dodero and Messrs. Dodero, Frankino, Huber, Jasensky, Maund, McNamara, Sauder, Toh, Upton and Zackaroff shall constitute the Board of Directors of the Company.

         On April 12, 2000, Sam J. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. National Auto Credit, Inc., Civil Action No. 17985-NC. The complaint seeks an order directing the Company to permit the inspection and copying of certain of its books and records. The Company has made the books and records available.

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

         The "Year 2000" issue involves the ability of a computer system to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. During calendar year 1999 the Company took steps to prepare its computer systems for the Year 2000, and through April 28, 2000 the Company has not experienced any material Year 2000 problems. Although the Company believes that all of its material computer systems, and those of its significant providers of goods and services, have now been tested through actual use, there can be no assurance that latent Year 2000 problems remain undiscovered. Such latent Year 2000 problems, if they exist, could have a material adverse impact on the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

 NOTE L - Discontinued Operations
          -----------------------

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

         The Company also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of the Company's financial services business. That operation was discontinued in fiscal 1997 as the result of the Company's disposal of its automobile rental operations, and the results of the operation of the dealership are included in the results of discontinued operations.

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

         Prior to fiscal 2000, the Company estimated its future payments for self-insurance liabilities based upon an actuarial analysis of reported and incurred but not reported claims. In fiscal 2000, due to the number of years since the Company exited the rental car business and the reduction in the number of open claims, the Company used the services of a claims review specialist to review all open claims and determine the required case reserve on a claim by claim basis. Changes in estimates of liabilities resulting from this analysis are recognized in income in the period in which the estimates are changed. Self-insurance claims expense, which related principally to the rental vehicles and is included in discontinued operations, was $600,000 for fiscal 2000, $50,000 for fiscal 1999, and $713,000 for fiscal 1998. Included in claims expense are allocated loss adjustment expenses relating to costs incurred for legal and processing the claims. This expense included in discontinued operations as an adjustment to the loss on disposal of operations was $28,000 for fiscal 2000, $88,000 for fiscal 1999, and $619,000 for fiscal 1998. The Company's aggregate self-insurance claims liability of $4,089,000 as of January 31, 2000 is subject to further revision as new information becomes available, and such revisions may be material due to the uncertainties inherent in the estimation process. In connection with its self-insurance, at January 31, 2000, the Company had $210,000 of outstanding irrevocable standby letters of credit, as required by various insurance regulatory authorities.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE L - Discontinued Operations (cont.)
         -----------------------

         Summarized results of discontinued operations are as follows (in thousands):


                                                                                    Years Ended January 31,
                                                                    -------------------------------------------------
                                                                     2000                 1999                 1998
                                                                    -------              -------              -------

Revenue                                                             $    --              $  --                $  --
Operating expense                                                       600                 (538)                 (56)
General and administrative expenses                                    (807)                --                  2,720
                                                                    -------              -------              -------
                                                                       (207)                (538)               2,664
                                                                    -------              -------              -------
Income (loss) before income taxes                                       207                  538               (2,664)
Provision (benefit) for income taxes                                   (562)                --                  2,183
                                                                    -------              -------              -------
Income (loss) from operations                                           769                  538               (4,847)
Loss on disposal of operations, net of tax                              (28)                 (88)              (1,126)
                                                                    -------              -------              -------

Income (loss) from discontinued operations                          $   741              $   450              $(5,973)
                                                                    =======              =======              =======



         The fiscal 1998 loss represents the effect of additional self-insurance losses and the accrual of $2,720,000 payable under the Company's settlement with the U.S. Department of Labor (see Note K). The fiscal 1998 loss included income tax expense of $2,690,000.

         The fiscal 1999 income of $450,000 represents the effects of refunds from a funded workers' compensation partnership related to the discontinued operations.

         The fiscal 2000 income of $741,000 represents the effects of negative operating expenses of $207,000, an income tax benefit of $562,000, and a revision of the loss on the disposal of the discontinued operation of $28,000, net of tax. The negative operating expenses reflect the reversal of previously accrued state taxes (other than income taxes) as the result of the settlement of certain tax liabilities at amounts less than previously estimated and the expiration of the statute of limitations with respect to certain other state taxes, offset by a provision of $600,000 for self-insured liabilities. The income tax benefit reflects the reversal of previously accrued income taxes as the result of similar settlements and expiration of statute of limitation as described above.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

  NOTE M - Quarterly Financial Data (Unaudited)
           ------------------------

         The following tables present quarterly financial information for fiscal 2000 and 1999 (in thousands, except per share amounts):

                                                                                  Quarter
                                                           ----------------------------------------------------------
                                                            First           Second            Third            Fourth
                                                           -------          -------          -------          -------
2000
----
Total revenue                                              $ 2,147          $ 1,726          $ 1,572          $ 2,031
                                                           =======          =======          =======          =======

Loss from continuing operations                            $(4,143)         $(4,697)         $(1,163)         $(4,053)
Discontinued operations, net of tax                           --               --               --                741
                                                           -------          -------          -------          -------
Net loss                                                   $(4,143)         $(4,697)         $(1,163)         $(3,312)
                                                           =======          =======          =======          =======


Basic and Diluted (Loss) Earnings Per Share(1)
Continuing operations                                      $  (.14)         $  (.16)         $  (.04)         $  (.15)
Discontinued operations                                       --               --               --                .03
                                                           -------          -------          -------          -------
   Net loss per share                                      $  (.14)         $  (.16)         $  (.04)         $  (.12)
                                                           =======          =======          =======          =======


1999
----
Total revenue                                              $ 5,337          $ 4,555          $ 3,569          $ 2,818
                                                           =======          =======          =======          =======

Loss from continuing operations                            $(3,175)         $(2,565)         $(5,629)         $(4,696)
Discontinued operations, net of tax                           --               --               --                450
                                                           -------          -------          -------          -------
Net loss                                                   $(3,175)         $(2,565)         $(5,629)         $(4,246)
                                                           =======          =======          =======          =======


Basic and Diluted (Loss) Earnings Per Share:
Continuing operations                                      $  (.11)         $  (.09)         $  (.20)         $  (.16)
Discontinued operations                                       --               --               --                .01
                                                           -------          -------          -------          -------
   Net loss per share                                      $  (.11)         $  (.09)         $  (.20)         $  (.15)
                                                           =======          =======          =======          =======


(1)The sum of the quarters do not equal year to date (loss) earnings per share due to rounding.


NOTE N - Subsequent Events
--------------------------

         On March 17, 2000, the Company acting through NAC, sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in the Company's active portfolio for $17.9 million. In prior transactions in March 2000, NAC had sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in the Company's active portfolio and to Ameristar Financial Servicing Company, L.L.C. for, $2.2 million, certain automobile retail installment loans held in the Company's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). The transactions above resulted in an aggregate loss of approximately $2.1 million, which the Company will report in the quarter ending April 30, 2000. In each of the three transactions, the buyer was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE N - Subsequent Events (cont.)
         -----------------

         Following its disposition of these automobile installment sale loans, the Company's assets consisted principally of money market funds, commercial paper, government securities and other short-term, highly liquid investments.

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading Entertainment, Inc. ("Reading") for 8,999,900 shares of the Company's common stock and 100 shares of Series A Preferred Stock (representing 100% of the Class of Series A Convertible Preferred Stock outstanding). As a result of the transfer, AFC is now owned 50% by the Company, 33.33% by Reading and 16.67% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hill Associates as a part of its City Cinemas Chain. For all matters subject to a vote of members, a majority is required, except in the event of a tie vote, in which event the Chairman of Reading shall cast the deciding vote.

         The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for one basis, subject to traditional antidilution adjustment; it votes share for share with the Common Stock as a single class, provided that as a class the Series A Preferred must separately approve any amendments to the Company's charter or bylaws; it has a liquidation value of $1.50 per share; and is entitled to a dividend preference equal to any dividends declared on the Company's common stock (determined on a per share basis).

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. Under the first option, the Company has the right to acquire the remaining 33.33% membership interest in AFC owned by Reading in exchange for the issuance of an additional six million shares of the Company's common stock. To the extent authorized but unissued shares of the Company's common stock are not available for such purpose, the Company has the right to substitute cash for such shares at the rate of $1.50 per share. The option can be exercised for a period of 45 days, through and including May 20, 2000. The remaining 16.67% interest would continue to be owned by Sutton Hill Associates, and the Angelika Film Center would continue to be managed as a part of the City Cinemas Chain.

         Under the second option, which is independent of the first option, the Company has the right to acquire the remainder of Reading's domestic cinema exhibition assets for cash (including Reading's rights to acquire the City Cinemas Chain of cinemas and related real estate in Manhattan), and, if the Company has not previously exercised its option to acquire Reading's 33.33% interest in AFC for stock, Reading's remaining interest in AFC. If the Company exercises this right, it is required to give to Reading's affiliate, Citadel Holding Corporation, a right to participate in such transaction on a 50/50 basis with the Company. The option can be exercised for a period of 60 days, through and including June 5, 2000. The Company paid to Reading $500,000 in consideration of this option. The Company has the right to extend the option for two 30-day periods by payment of an additional $100,000 for each such 30-day extension period. The purchase price would be based on a value of $27,000,000 for AFC and the lower of the historical cost or fair value for the remainder of Reading's assets. The decision whether or not to proceed with the exercise of either or both of such options rests with the Company and not with Reading.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2000, 1999 AND 1998

NOTE N - Subsequent Events (cont.)
         -----------------

         AFC holds the Angelika Film Center under a long term lease having a remaining term of approximately 26 years. The Angelika Film Center is a six screen multiplex theater and cafe that focuses on the exhibition of art and specialty films. The following sets forth the unaudited condensed operating results for AFC for the year ended December 31, 1999 (in thousands):

               Revenues                                            $  7,376

               Film rental expenses                                   1,909
               Concession and cafe costs                                330
               Other operating expenses                               3,383
               Other                                                     28
                                                                   --------
                                                                      5,650
                                                                   --------

               Net income                                          $  1,726
                                                                   ========


         The following sets forth the pro forma condensed consolidated balance sheet of the Company as of January 31, 2000, prepared assuming the sales of the loans and the purchase of the interest in AFC described above had taken place on that date (in thousands):

            Assets                                             Liabilities and Stockholders' Equity
-----------------------------                                  --------------------------------------------------------------

Cash and cash equivalents                   $ 81,567           Self-insurance claims                                $  4,089
Property and equipment, net                    7,677           Accrued income taxes                                    2,926
Investment in AFC                             11,078           Other liabilities                                      13,051
Assets held for sale                           6,861
Other                                          5,609           Stockholders' equity                                   92,726
                                            --------                                                                --------

Total Assets                                $112,792           Total Liabilities and Stockholders' Equity           $112,792
                                            ========                                                                ========




         As discussed in Note K, on April 13, 2000 Sam J. Frankino, commenced certain litigation in the Delaware Chancery Court to enforce his claim that on April 7, 2000 he and other stockholders validly took certain actions by consent. In the event Mr. Frankino is successful in that litigation, he may seek to set aside the Company's purchase of the interest in AFC and the two options.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------  ----------------------------------------------------------------
        Financial Disclosure
        --------------------

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant *
--------  --------------------------------------------------

                                                                                                                Term to
Name of Director     Age        Principal Occupation and Other Information            Director Since             Expire
-----------------   -----      -------------------------------------------------     ---------------    -----------------------

Lorraine Dodero       48         President and owner of Credex Auto Leasing and             1999         Next Annual Meeting of
                                 Finance since 1998, Trustee to the Corrine L.                                Stockholders
                                 Dodero Trust for the Arts and Sciences since
                                 1997. From 1971 to 1995, Ms. Dodero was
                                 President of Adverama, Inc. (an advertising
                                 company). Ms. Dodero was elected a Director of
                                 National Auto Credit, Inc. by way of written
                                 consent filed August 30, 1999, and effective
                                 November 12, 1999. Ms. Dodero is married to
                                 William J. Dodero. She is the daughter of Sam
                                 J. Frankino and first cousin to William Maund.

William J. Dodero     52         President and owner of Solon Road Auto Wash                1999                  2002
                                 since 1992 and Vice President of Credex Auto
                                 Leasing and Finance since 1998. Mr. Dodero was
                                 elected a Director of National Auto Credit,
                                 Inc. on September 15, 1999, and effective
                                 September 28, 1999. Mr. Dodero is married to
                                 Lorraine Dodero and is the son-in-law of Sam J.
                                 Frankino.

Sam J. Frankino       75         Founder and largest shareholder of the Company,            1999                  2002
                                 who served as Chairman of the Board of
                                 Directors from 1969 to 1998. Mr. Frankino also
                                 served as Chief Executive Officer from 1969 to
                                 1992 and from December 1993 to December 1994.
                                 Mr. Frankino was elected a Director of National
                                 Auto Credit, Inc. on September 15, 1999, and
                                 effective September 28, 1999. Mr. Frankino is
                                 the father of Lorraine Dodero. He is the
                                 father-in-law of William J. Dodero and the
                                 uncle of William Maund.



*Pending entry of the Delaware Court of Chancery's final judgment in the matter of Frankino v. Huber, et.al., an Order Maintaining Status Quo provides, among other things, that Ms. Dodero and Messrs. Dodero, Frankino, Huber, Jasensky, Maund, McNamara, Sauder, Toh, Upton and Zackaroff shall constitute the Board of Directors of the Company until the Court has entered its final judgment in this action. Messrs. Gleason and Marshall were re-appointed to the Board on April 5, 2000, but pending the outcome of the above captioned matter, Messrs. Gleason and Marshall may not serve on the Board. See Item 3 - Legal Proceedings.

--------  --------------------------------------------------

                                                                                                                 Term to
Name of Director      Age        Principal Occupation and Other Information            Director Since             Expire
-----------------    -----      -------------------------------------------------     ---------------    -----------------------
John A. Gleason       51         President and owner of Automax, Inc., an                  2000          Next Annual Meeting of
                                 independent car dealership since 1987. From                                  Stockholders
                                 1995 to 1998, Mr. Gleason served on National
                                 Auto Credit's Dealer Advisory Board and served
                                 as its Chairman from 1996 to 1998. Mr. Gleason
                                 previously served as Director of National Auto
                                 Credit, Inc. from February 20, 1998 to
                                 September 28, 1999. On April 5, 2000, Mr.
                                 Gleason was appointed to fill a vacancy on the
                                 Board of Directors of National Auto Credit,
                                 Inc.

David L. Huber        42         Chairman of the Board, National Auto Credit,              1999          Next Annual Meeting of
                                 Inc. since November 22, 1999. Chief Executive                                Stockholders
                                 Officer/President of Goshen Fidelity, Inc. (a
                                 non-prime automobile loan originator) since
                                 1993. Mr. Huber has over nineteen years
                                 experience in the automobile industry including
                                 former ownership of three dealerships. Mr.
                                 Huber was elected a Director of National Auto
                                 Credit, Inc. by way of written consent filed
                                 August 30, 1999, and effective November 12,
                                 1999.

Donald Jasensky       42         Owner and Operator of Automotive Dealership               1999                   2001
                                 Personnel LLC, since 1989. Mr. Jasensky was
                                 elected a Director of National Auto Credit,
                                 Inc. by way of written consent filed August 30,
                                 1999, and effective November 12, 1999.

William S. Marshall   82         Attorney engaged in private practice since                2000                   2001
                                 April 1985. For more than four years prior
                                 thereto, Mr. Marshall was a partner/stockholder
                                 of Miami, Florida office of the law firm Baskin
                                 & Steingut, P.A. Mr. Marshall previously served
                                 as Director of National Auto Credit, Inc. from
                                 1983 to 1993, and from March 9, 1998 to
                                 September 28, 1999. On April 5, 2000, Mr.
                                 Marshall was appointed to fill a vacancy on the
                                 Board of Directors of National Auto Credit,
                                 Inc.

William T. Maund      37         President and Chief Executive Officer of                  1999                   2001
                                 Americar Auto Rental, Inc. since 1984. Mr.
                                 Maund was elected a Director of National Auto
                                 Credit, Inc. by way of written consent filed
                                 August 30, 1999, and effective November 12,
                                 1999. Mr. Maund is the first cousin of Lorraine
                                 Dodero and nephew to Sam J. Frankino.




Item 10. Directors and Executive Officers of the Registrant (cont.)
-----------------------------------------------------------

Name of Director        Age      Principal Occupation and Other Information            Director Since        Term to Expire
-----------------      -----     -------------------------------------------------     ---------------    -----------------------

James J. McNamara        51      President of Film Management Corporation since            1998            Next Annual Meeting of
                                 1995. Chairman of the Board and Chief Executive                                Stockholders
                                 Officer of Princeton Media Group, Inc. (a
                                 magazine publisher) from 1994 to 1998.
                                 President and Chief Executive Officer of
                                 Celebrity Entertainment, Inc. since 1992. (A
                                 subsidiary of Princeton Media Group, Inc. and
                                 Celebrity Entertainment, Inc. effected an
                                 assignment of their respective assets for the
                                 benefit of creditors in 1998). Mr. McNamara
                                 accepted the position of Director of National
                                 Auto Credit, Inc. effective February 20, 1998
                                 and served as its Chairman from April 1998 to
                                 November 1999.

Philip A. Sauder         33      Vice President of Operations of Goshen                    1999            Next Annual Meeting of
                                 Fidelity, Inc. (a non-prime automobile loan                                     Stockholders
                                 originator) since 1996. Prior to 1996 Mr.
                                 Sauder was employed with State Farm Insurance
                                 in various accounting positions. Mr. Sauder was
                                 elected a Director of National Auto Credit,
                                 Inc. by written consent filed August 30, 1999,
                                 and effective November 12, 1999.


Henry Y. L. Toh          42      Officer and Director of I-Link Incorporated (an           1998                     2001
                                 Internet telephone company) since 1992, Four M.
                                 International, Inc. (a private investment
                                 entity) since 1992 and Four Vines
                                 International, Inc. (a wine producer and
                                 distributor) since 1996. Mr. Toh was appointed
                                 by the Board of Directors to fill a vacancy on
                                 the Board of Directors of National Auto Credit,
                                 Inc. effective December 22, 1998.

Robert E. Upton, Jr.     57      President of Micro Systems, Inc. since 1990.              2000            Next Annual Meeting of
                                 Chief Financial Officer of Power Ride                                          Stockholders
                                 Motorsports, Inc. from 1998 to 1999. Chief
                                 Operating Officer of Easy Money Group from 1997
                                 to 1998. President of Auto Info Finance of
                                 Virginia from 1995 to 1997. Mr. Upton was
                                 elected a Director of National Auto Credit,
                                 Inc. effective March 1, 2000 and Chief
                                 Financial Officer of National Auto Credit, Inc.
                                 from March 1, 2000 through April 5, 2000.

Peter T. Zackaroff       44      Vice President and General Counsel of Crawford            1999            Next Meeting of Annual
                                 Consulting, Inc. since 1996. Executive Vice                                      Stockholders
                                 President, Chief Legal Officer and Secretary of
                                 Agency Rent-A-Car, Inc. from 1988 to 1995. Mr.
                                 Zackaroff was elected a Director of National
                                 Auto Credit, Inc. by way of written consent
                                 filed August 30, 1999, and effective November
                                 12, 1999.


--------  --------------------------------------------------

Executive Officers of the Registrant
------------------------------------

               The executive officers of the Company at January 31, 2000 were as follows:


Name of Officer                Age          Position with Company; Principal Occupation for Last Five Years
--------------------       -----------      ----------------------------------------------------------------

David L. Huber                 42           Chairman of the Board and Chief Executive Officer since
                                            November 22, 1999. Chief Executive Officer/President
                                            Goshen Fidelity, Inc. since 1993.

Raymond A. Varcho              44           Vice President, General Counsel and Secretary since
                                            October 1997. Previously was Assistant General Counsel
                                            of Rockwell International Corporation from 1993 to 1997.


Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

           Based solely upon a review of Forms 3, 4, 5, amendments thereto and related information furnished to the Registrant during fiscal year 2000, the following directors and officers were delinquent in their Section 16(a) reporting obligations:

           Messrs. Frankino, Huber, Jasensky, Maund, Rice, and Sweitzer failed to timely file Form 3. Mmes. Cesar and Howard and Messrs. Borys, Jaeger, Osco and Varcho failed to timely file Form 4. Messrs. McNamara, Rice and Toh failed to file Forms 4 and 5. Mr. and Ms. Dodero failed to file Forms 3 and 5.

Item 11.  Executive Compensation
--------  ----------------------
SUMMARY COMPENSATION TABLE

           The following table shows all compensation paid by the Company and its subsidiaries for the fiscal years ended January 31, 2000, 1999, and 1998 to
(i) any persons who served as Chief Executive Officer or President during fiscal 2000 (Richard M. Cohen, David L. Huber and Allen D. Rice), (ii) the single individual, other than persons who served as the Chief Executive Officer, who served as an executive officer of the Company at January 31, 2000 and whose income exceeded $100,000 (Raymond A. Varcho), and (iii) the single additional person who served as an executive officer of the Company during fiscal 2000, but had ceased to hold such position at January 31, 2000, and whose income exceeded $100,000 (Davida S. Howard) (collectively, the "Named Executive Officers").




Name and Principal Position                                                                     Long-Term
At Janaury 31, 2000                                      Annual Compensation              Compensation Awards
-------------------                            -------------------------------------    ------------------------
                                                                                                      Securities
                                                                                        Restricted    Underlying
                                                                        Other Annual      Stock        Options        All Other
                                      Fiscal      Salary        Bonus   Compensation(1)  Awards(2)       SARS      Compensation(3)
                                       Year         ($)          ($)         ($)            ($)           (#)           ($)
                                      ------   -----------   ---------- --------------- ----------    -----------   -------------

David L. Huber                         2000       63,462         --           --           --              --             --
Chief Executive Officer                1999         --           --           --           --              --             --
Commencing November 22, 1999           1998         --           --           --           --              --             --

Allen D. Rice(4)                       2000      165,769      100,000        9,196       30,600         300,000        358,645
President                              1999         --           --           --           --              --             --
Through November 12, 1999              1998         --           --           --           --              --             --

Raymond A. Varcho(5)                   2000      165,416        6,440       15,441        3,624            --            5,234
Vice President,                        1999      142,408        5,641       11,455        5,963           5,000          1,092
General Counsel and Secretary          1998       26,154        1,000        2,912         --              --              123

Davida S. Howard(6)                    2000      109,040        3,940       30,859        3,624            --          217,841
Vice President,                        1999      165,677       46,138       15,334        5,497          20,000          4,115
Finance and Controller                 1998      129,231       12,400       12,564       14,850            --            3,054
Through July 30, 1999

Richard M. Cohen(7)                    2000      133,334         --           --           --           100,000         89,267
Interim President                      1999       33,333         --           --           --           100,000           --
January 15, 1999 to May 31, 1999       1998         --           --           --           --              --             --



(1) The amounts included in this column are the imputed value for the use of Company automobiles and related tax reimbursement. Employees who were Directors do not receive any additional compensation for serving on the Board of Directors.

(2) These awards are fully vested (except shares granted to Mr. Rice which vest proportionately on a monthly basis over the period of two years from the grant date) but may not be sold or transferred until such time as the recipient directly owns and maintains Company stock equal to three times the individual's salary, including bonus, or the individual terminates employment with the Company. Restricted stock holdings in excess of the required ownership amounts may be disposed of provided that minimum ownership requirements are maintained during the term of the individual's employment. The restricted shares awarded are eligible for any dividends the Company may declare on its Common Stock. The total restricted stock holding for the officers at January 31, 2000 were as follows:

                        Number of Shares     Fair Market Value
                      ------------------    -------------------

          Mr. Varcho         6,523               $ 5,479
          Mr. Rice          15,000               $12,600




(3) Other Compensation includes payments received as Directors, severance payments, executive life and disability insurance, vision, 401(k) match and medical premiums. In fiscal 2000, the Company contributed to Ms. Howard's and Mr. Varcho's 401(k) Savings and Retirement Plan and Trust Accounts in the following amounts: Ms. Howard - $3,192; Mr. Varcho - $3,046. Also, see "DIRECTORS FEES AND COMPENSATION".

--------  ----------------------

(4) Mr. Rice, a former President and Director, resigned his position as President on November 12, 1999. Mr. Rice resigned from his position as a Director for the Company on December 7, 1999. Contemporaneous with his resignation as President, Mr. Rice and the Company negotiated the terms of a termination agreement, the definitive copy of which is subject to further negotiation. Pursuant to such negotiated terms, Mr. Rice received a sum of $335,000. An additional $300,000 contemplated by the negotiated terms of the termination agreement is being held pending further negotiations between Mr. Rice and the Company. Mr. Rice was awarded 30,000 shares of restricted stock and 300,000 stock options, but returned all unvested shares (15,000) and all stock options as part of his termination agreement. Also, see "DIRECTORS FEES AND COMPENSATION".

(5) Mr. Varcho's amounts reflect compensation commencing with his date of employment, October 15, 1997.

(6) Ms. Howard, was Vice President, Finance and Controller until her termination from the Company July 30, 1999. She entered into a twelve-month severance agreement with the Company to provide consulting services and agreeing to certain non-competition and non-solicitation terms in exchange for $200,000 compensation and continued participation/coverage in all Company provided benefit plans. Compensation to be paid to Ms. Howard through July 2000 as part of her termination agreement is included in the totals for this fiscal year and includes: $12,394 under the "Other Annual Compensation" column, and $110,614 under the "All Other Compensation" column.

(7) Mr. Cohen, President of Richard M. Cohen Consultants, Inc., entered into a six-month agreement with the Company as a consultant effective November 30, 1998. The Company appointed him Interim President and Director, effective January 1999 until Mr. Rice's appointment as President on May 12, 1999. Mr. Cohen continued to serve the Company in the capacity of Interim CFO until December 30, 1999. Amounts shown in the "All Other Compensation" column relate primarily to Mr. Cohen's duties as Interim CFO and Director. Also, see "DIRECTORS FEES AND COMPENSATION".


OPTIONS

Option/SAR Grants in Last Fiscal Year

               The following table sets forth (i) information concerning options to purchase the Company's common stock granted to Named Executive Officers in fiscal 2000 and (ii) the assumed appreciated value thereof. If a Named Executive Officer is not listed in the table, he or she did not receive an option award in fiscal 2000. No stock appreciation rights were granted to any of the Named Executive Officers in fiscal 2000.

                                                                                                      Potential Realizable Value at
                                                                                                      Assumed Annual Rates of Stock
                                                                                                             Price Appreciation
                                            Individual Grants                                                 for Option Term3
                   ---------------------------------------------------------------------                    ----------------------

                   Number of Securities       Percent of Total             Exercise or
                    Underlying Options/     Options/SARs Granted to        Base Price     Expiration
        Name         SARs Granted (#)       Employees in Fiscal Year(1)    ($/sh)(2)         Date             5% ($)       10% ($)
------------------  ------------------    ----------------------------  --------------    ------------      ---------    ----------

 Richard M. Cohen       100,000                     12.50%                    1.03          5/6/09            65,000        164,000
 Allen D. Rice(4)       300,000                     37.50%                    1.02          5/12/09             --             --





(1) Percentage shown is based upon all options granted to officers, directors and employees during fiscal 2000.

(2) Options were granted at market price of the stock at the date of the grant. Mr. Cohen's options vested 100% on the grant date of May 6, 1999.

(3) The dollar amounts under these columns are the result of calculations at assumed annual rates of stock appreciation of 5% and 10%, respectively; and therefore, may not reflect actual appreciation, if any, in the value of the stock price.

(4) Mr. Rice's options vested 12,500 on the grant date of May 12, 1999 with an additional 12,500 vesting monthly. However, Mr. Rice returned all vested and unvested options pursuant to the terms of the termination agreement negotiated on December 6, 1999. Had Mr. Rice retained these options, the potential realizable values at assumed annual rates of 5% and 10% stock price appreciation for the option terms would have been $192,000 and $488,000, respectively.

--------  ----------------------

Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Option Values

               The following table shows information concerning the aggregate number and values as of fiscal year end of options held by Named Executive Officers as of January 31, 2000. If a Named Executive Officer is not listed in the table, he or she did not exercise any options in fiscal 2000 and held no options at January 31, 2000. None of the Named Executive Officers held stock appreciation rights at any time during fiscal 2000.

                                                       Number of Securities Underlying      Value of Unexercised
                                                           Unexercised Options/SARs        In-the-Money Options/SARS
                         Shares                            at Fiscal Year End (#)(1)        at Fiscal Year End($)(2)
                       Acquired on        Value
      Name             Exercise (#)      Realized ($)    Exercisable   Unexercisable      Exercisable    Unexercisable
-----------------    ----------------   ------------    ------------   -------------      -----------    -------------

Richard M. Cohen(3)         -               -              150,000          -                  -               -
Raymond A. Varcho           -               -                5,000          -                  -               -


(1)Includes options with exercisable prices ranging from $1.03 to $1.15.

(2)Values are calculated using the January 31, 2000 Common Stock closing transaction price of $.84 per share as reported on the OTC Bulletin Board.

(3)Mr. Cohen returned 50,000 previously granted options, having a per share exercise price of $1.15, as part of his separation agreement in December 1999.


DIRECTORS FEES AND COMPENSATION

           From January 31, 1999 to July 29, 1999, each member of the Board who was not an employee of the Company was paid $3,000 and expenses for attendance at each meeting of the Board or Committee, and $250 an hour for time committed outside of formal meetings and special assignments. After July 29, 1999 (the date of issuance of the Company's fiscal 1999 financial statements), each member of the Board who was not an employee of the Company was to be paid at the rate of $75,000 per year. Each member of the Board was also paid a fee at the rate of $25,000 per year for participation on each of the Board's Audit or Special Committees, and $15,000 per year for participation on any other Board committee, up to a maximum of $115,000 per year, regardless of the number of committees on which such individual participated. However, beginning November 22, 1999, Directors' compensation was again revised to provide that each member of the Board who was not an employee of the Company would be entitled to receive $1,000 and reasonable expenses for attendance at each meeting of the full Board.

           Due to the substantial issues faced by the Company during fiscal 2000, as described elsewhere in this Report, various members of the Board of Directors were required to devote substantial time to the affairs of the Company. In particular, James McNamara devoted substantial time as the Chairman of the Board, Chairman of the Special Committee, and Chairman of the Audit Committee. Henry Toh devoted substantial time as a member of the Audit Committee. William Marshall devoted considerable time as a member of the Audit Committee and Special Committee. John Gleason devoted substantial time as a member of the Special Committee.

--------  ----------------------

               Amounts paid to Directors in fiscal 2000 (including significant amounts paid for services performed at the hourly rates described above) were as follows:

Richard M. Cohen              $   52,750              William T. Maund            $   3,000
Lorraine Dodero               $    3,000              James J. McNamara           $ 583,654(1)
William J. Dodero             $    3,000              Allen D. Rice               $  15,000
Sam J. Frankino               $    3,000              Philip A. Sauder            $   3,000
John A. Gleason               $  124,717              Terry Sweitzer              $   3,000
David L. Huber                $    3,000              Henry Y. L. Toh             $ 198,333
Donald Jasensky               $    3,000              Peter T. Zackaroff          $   3,000
William S. Marshall           $  132,689



(1)Amount excludes $300,000 additional cash compensation paid during fiscal 2000, but awarded by the Board and accrued in fiscal 1999.


           In addition, Messrs. Marshall, McNamara, Cohen, Gleason and Toh were granted 100,000 options exercisable and fully vested with a per share exercise price of $1.03, which was the fair market value of the Common Stock at the close of business on May 6, 1999. Mr. Rice was granted 300,000 options, 12,500 vesting on May 12, 1999 with an additional 12,500 vesting on the first of each month. However, Mr. Rice returned all vested and unvested options to the Company following his resignation.


EMPLOYMENT AGREEMENTS

           Mr. Rice, former President and Director, resigned from his position as President on November 12, 1999 and from his position as a Director on December 7, 1999. In a termination agreement, Mr. Rice received a sum of $335,000 upon signing the agreement. In addition, a total of $300,000 is being held, pending negotiations between Mr. Rice and the Company.

           Ms. Howard served as Vice President, Finance and Controller until her termination from the Company on July 30, 1999. She entered into a twelve-month severance agreement with the Company to provide consulting services and agreeing to certain non-competition and non-solicitation terms in exchange for $200,000 compensation and continued participation in all Company provided benefit plans.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Compensation Committee consisted of Messrs. Gleason, Marshall and McNamara from March 1998 to September 28, 1999. At that time, Messrs. Gleason and Marshall's terms expired and their participation in the Committee ceased. On December 15, 1999, Messrs. William Maund and Peter Zackaroff were appointed to the Committee, joining Mr. McNamara. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

           The following table sets forth information with respect to each person or group known to the Company to be beneficial owners as of May 1, 2000, of more than 5% of the Company's outstanding Common Stock. The table also sets forth the Company's common stock beneficially owned, as of May 1, 2000 by all Directors, the Chief Executive Officer of the Company, the Named Executive Officers at January 31, 2000 and by all Officers and Directors of the Company as a group.


                                                Shares of                    Percent of
Name and Address                              Common Stock                      Class
of Beneficial Owner                      Beneficially Owned(1)              Outstanding(2)
-------------------                      ---------------------              --------------

Sam J.  Frankino(3)                            15,743,012                      45.29%
7108 Eagle Terrace
West Palm Beach, FL 33412

Citadel Holding Corporation                       965,100                       2.78%
550 South Hope Street, #1825
Los Angeles, CA  90071

Reading Entertainment, Inc.(4)                  9,000,000                      25.89%
30 South 15th Street, #1300
Philadelphia, PA 19102-4826

Craig Corporation(5)                            9,965,100                      28.67%
550 South Hope Street, #1825
Los Angeles, CA 90071

            Directors
---------------------------------

Sam J. Frankino(3)                             15,743,012                      45.29%
David L. Huber(6)                                   7,700                         *
James J. McNamara                                 175,000                         *
Henry Y. L. Toh                                   175,000                         *
William J. Dodero(7)                               88,619                         *
Lorraine Dodero(8)                              1,116,348                       3.21%
Donald Jasensky                                     -                             *
William T. Maund                                    3,250                         *
Philip A. Sauder                                    -                             *
Peter T. Zackaroff                                  -                             *
William S. Marshall(9)                            185,000                         *
John A. Gleason                                   175,000                         *
Robert E. Upton, Jr.                               10,000                         *

Raymond A. Varcho                                  11,523                         *
The Officers and Directors
as a group                                     16,601,833                      47.76%
*Less than 1.0%




(1)Includes shares which may be acquired within 60 days pursuant to the Company's 1993 Equity Incentive Plan as follows:

                          Mr. McNamara                175,000
                          Mr. Toh                     175,000
                          Mr. Marshall                175,000
                          Mr. Gleason                 175,000
                          Mr. Varcho                    5,000

(2)Based on 34,761,518 shares outstanding as of May 1, 2000.

--------  --------------------------------------------------------------

(3)Based upon information included in an Amended Schedule 13D filed with the Securities and Exchange Commission by Mr. Frankino on or about August 30, 1999, Mr. Frankino has both voting and investment power with respect to the shares listed. Of the shares shown above, 726,452 shares are held by the Samuel J. and Connie M. Frankino Charitable Foundation, and 1,000,000 shares are held by Corrine L. Dodero Trust for the Arts and Sciences, both of which are qualified charitable foundations, as to which Mr. and Mrs. Frankino have voting and investment power. Mr. Frankino disclaims any beneficial interest in those shares.

(4)Includes 8,999,900 shares of common stock and 100 shares of the Company's Series A Preferred Stock (representing 100% of the class of Series A Convertiable Preferred Stock outstanding) owned by FA, Inc. The Series A convertible preferred stock is convertible into shares of the Company's common stock on a one for one basis, subject to antidilution adjustment. FA, Inc. is a wholly-owned subsidiary of Reading Entertainment, Inc. ("Reading").

(5)Craig Corporation owns approximately 78% of Reading, and collectively with Reading owns approximately 49% of Citadel Holding Corporation.

(6)Held by spouse.

(7)Jointly held with spouse.

(8)Includes 88,619 jointly held with spouse, 279 held in IRA, 27,450 held by Lorraine Dodero as custodian for minor daughter, 1,000,000 held as trustee for Corinne L. Dodero Trust for the Arts and Sciences.

(9)Includes 7,000 shares held by spouse.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

               The Company exercised its option to purchase shares in the Company from Mr. Ernest C. Garcia II: See Note G of Notes to Consolidated Financial Statements for more information.

               In April 2000, the Company and the class action plaintiffs' representatives reached an agreement in principle to settle the class action securities litigation in which various current and former directors were named as defendants. See Item 3 - Legal Proceedings.


                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
--------   -------------------------------------------------------
           Form 8-K Documents filed as part of this report:
           ------------------------------------------------

(a)(1)     The following financial statements are included in Part II, Item 8:

                 Report of Independent Certified Public Accountants

                 Financial Statements:

                   Consolidated Balance Sheets - as of
                     January 31, 2000 and 1999

                   Consolidated Statements of Operations -
                     Years Ended January 31, 2000, 1999 and 1998

                   Consolidated Statements of Stockholders' Equity - Years Ended
                     January 31, 2000, 1999 and 1998

                    Consolidated Statements of Cash Flows - Years Ended January
                      31, 2000, 1999 and 1998

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------   ----------------------------------------------------------------
           (cont.)

                   Notes to Consolidated Financial Statements - Years Ended
                     January 31, 2000, 1999 and 1998

(a)(2) The following financial statement schedule for the years ended January 31, 2000, 1999 and 1998 is submitted herewith:

                 Schedule II - Valuation and Qualifying Accounts

            All other schedules are omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes.

(a)(3) Exhibits

                                  Description
                                  -----------

              2.1 Agreement of Merger (incorporated by reference to Exhibit 2 to the Company's Form 8B dated December 27, 1995, SEC File No. 1-11601).

              3.1 Restated Certificate of Incorporation of National Auto Credit, Inc. (incorporated by reference to Exhibit 3(1) to the Company's Form 8B dated December 27, 1995, SEC File No. 1-11601).

              3.2 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of the Series A Convertible Preferred Stock of National Auto Credit, Inc., dated as of April 5, 2000 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

              3.3 Amended and Restated Bylaws of National Auto Credit, Inc. dated April 5, 2000, filed herewith and incorporated herein by reference.

              4.1 Specimen Stock Certificate - National Auto Credit, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, SEC File No. 1-11601).

             10.1 National Auto Credit, Inc. 1983 Stock Option Plan (incorporated by reference to the Company's Post Effective Amendment No. 2 to Form S-8 as filed on October 1, 1987, File No. 2-93984).

             10.2 Form of Directors' Indemnification Agreement dated July 2, 1986 (incorporated by reference to Exhibit 10(f) of the Company's Annual Report of Form 10-K for fiscal year ended January 31, 1988, File No. 0-12201).

             10.3 National Auto Credit, Inc. 1993 Equity Incentive Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28, 1993, File No. 33-51727).

             10.4 National Auto Credit, Inc. 401(k) Savings and Retirement Plan and Trust (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28, 1993, File No. 33-51727).

             10.5 National Auto Credit, Inc. 1995 Stock Option Plan for Member Dealers (incorporated by reference to the Company's Form S-3 Registration Statement as filed on May 3, 1995, File No. 33-58579).

             10.6 Employment Agreement dated as of May 12, 1999, between the Company and Allen D. Rice (incorporated by reference to Current Report on Form 8-K filed May 25, 1999, File No. 1-11601).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------
         (cont.)

             10.7 Severance Agreement between Davida S. Howard and the Company dated July 30, 1999, filed herewith and incorporated herein by reference.

             10.8 Purchase and Sale Agreement of Contracts between Crescent Bank & Trust and NAC, Inc. dated March 17, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 3, 2000, File No. 1-11601).

             10.9 Purchase Agreement among National Auto Credit, Inc., National Cinemas, Inc., FA, Inc. and Reading Entertainment, Inc., dated as of April 5, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

             10.10 Registration Rights Agreement, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

             10.11 Option Letter 1, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

             10.12 Option Letter 2, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

              21      Subsidiaries of National Auto Credit, Inc. at January 31,
                      2000.

              23      Consent of Independent Certified Public Accountants.

              27      Financial Date Schedule.

(b) Reports on Form 8-K -    No reports on Form 8-K have been filed by the
                             Registrant during the quarter ended January 31, 2000.

                                   SIGNATURES
                                   ----------


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              National Auto Credit, Inc.
                                                      Registrant


   Date      May  15, 2000                     By: /s/David L. Huber
        ----------------------                     ----------------------------
                                                   David L. Huber
                                                   Chairman and Chief Executive
                                                   Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on May 15, 2000.


   Principal Executive Officer and
   -------------------------------
   Principal Financial Officer:

   By: /s/David L. Huber                      By: /s/Sean P. Maroney
       -------------------------------            -----------------------------
   David L. Huber                             Sean P. Maroney
   Chairman and Chief Executive               Director of Financial Reporting
   Officer

                                   Directors:
                                   ----------

                                              /s/James J. McNamara
  ------------------------------------        ----------------------------------
  Lorraine Dodero                             James J. McNamara

                                              /s/Philip A. Sauder
  ------------------------------------        ----------------------------------
  William J. Dodero                           Philip A. Sauder

                                              /s/Henry Y.L. Toh
  ------------------------------------        ----------------------------------
  Sam J. Frankino                             Henry Y.L. Toh

  /s/David L. Huber
  ------------------------------------        ----------------------------------
  David L. Huber                              Robert E. Upton, Jr.

  /s/Donald Jasensky                          /s/Peter T. Zackaroff
  ------------------------------------        ----------------------------------
  Donald Jasensky                             Peter T. Zackaroff


  ------------------------------------
  William T. Maund


                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)



      Column A                                   Column B                 Column C            Column D           Column E
      --------                                   --------            -----------------        --------           --------

                                                 Balance at             Additions                                 Balance
                                                 beginning             Charged to:                                at end
     Description                                 of period         Expenses      Other        Deductions         of period
     -----------                                 ---------         --------      -----       ------------        ---------

   Year ended January 31, 2000
--------------------------------------
   Self-insurance claims                         $ 4,880           $  628         $ -        $  1,419 (a)         $ 4,089

   Year ended January 31, 1999
--------------------------------------
   Self-insurance claims                         $ 9,144           $   50         $ -        $  4,314 (a)         $ 4,880

   Year ended January 31, 1998
--------------------------------------
   Self-insurance claims                        $ 18,952           $  713         $ -        $ 10,521 (a)         $ 9,144


           (a) Cash disbursements related to self-insured claims.