Form 10-Q
period 2000-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2000-06-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ----------------------------------------------------
                                    FORM 10-Q



(MARK ONE)

     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----------      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   April 30, 2000
                                                -------------------------

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----------      SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to _________

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

         As of June 1, 2000, there were 34,757,935 shares of Common Stock, $.05 par value, outstanding.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----

PART I.         FINANCIAL INFORMATION


Item 1.         Financial Statements                                                                      1

                Report of Independent Certified Public Accountants                                        1

                Condensed Consolidated Balance Sheets as of
                April 30, 2000 and January 31, 2000                                                       2

                Condensed Consolidated Statements of Operations for the
                Three Months Ended April 30, 2000 and 1999                                                3

                Condensed Consolidated Statements of Stockholders' Equity and
                Comprehensive Income for the Three Months Ended April 30, 2000                            4

                Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended April 30, 2000 and 1999                                                5

                Notes to Condensed Consolidated Financial Statements                                      6


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                            12


Item 3.         Quantitative and Qualitative Disclosures about
                Market Risk                                                                              18


PART II.        OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K                                                         20


Signatures                                                                                               21

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet and stockholders' equity and comprehensive income of National Auto Credit, Inc. and its subsidiaries as of April 30, 2000, and the related statements of operations and cash flows for each of the three-month periods ended April 30, 2000 and 1999. The financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with accounting standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Grant Thornton LLP
Cleveland, Ohio
June 9, 2000

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                       April 30,        January 31,
                                                                                          2000             2000
                                                                                      -------------    --------------

ASSETS
Cash and cash equivalents                                                                 $ 56,343          $ 54,333
Marketable securities (Note B)                                                              19,729                 -
Installment loans, net (Note C)                                                                  -            29,306
Investment in AFC (Note D)                                                                  11,078                 -
Property and equipment, net of accumulated depreciation
  of $4,971 and $5,219, respectively                                                         7,112             7,677
Assets held for sale                                                                         6,861             6,861
Income taxes refundable                                                                      3,663             3,664
Other assets                                                                                 3,553             2,121
                                                                                      -------------    --------------

TOTAL ASSETS                                                                             $ 108,339         $ 103,962
                                                                                      =============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Self-insurance claims                                                                      $ 3,991           $ 4,089
Accrued income taxes                                                                         2,694             2,926
Other liabilities                                                                           14,065            13,068
                                                                                      -------------    --------------
                                                                                            20,750            20,083

COMMITMENTS AND CONTINGENCIES  (Note E)                                                          -                 -

STOCKHOLDERS' EQUITY
Preferred stock - $.05 par value,
  authorized 2,000,000 shares, issued 100 and 0 shares,
   respectively                                                                                  -                 -
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued 36,719,463 and
  29,963,301 shares, respectively                                                            1,836             1,498
Additional paid-in capital                                                                 173,080           166,139
Retained deficit                                                                           (80,229)          (69,104)
Accumulated other comprehensive income                                                        (260)                -
Treasury stock, at cost, 1,957,945 and 4,195,598 shares,
   respectively                                                                             (6,838)          (14,654)
                                                                                      -------------    --------------
                                                                                            87,589            83,879
                                                                                      -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 108,339         $ 103,962
                                                                                      =============    ==============



See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended
                                                          April 30,
                                                  ------------------------
                                                    2000            1999
                                                  --------        --------

REVENUE
     Interest income                              $    404        $  2,102
     Fees and other income                             108              45
                                                  --------        --------
          Total                                        512           2,147

COSTS AND EXPENSES
     Provision for credit losses                      (856)            182
     Loss on sale of loans                           2,404               -
     Operating                                       1,283           3,073
     General and administrative                      1,225           1,506
     Litigation and non-recurring charges            3,008           1,954
     Write-down of assets held for sale                151               -
     Interest (income) expense                        (980)           (425)
                                                  --------        --------
          Total                                      6,235           6,290
                                                  --------        --------

LOSS BEFORE INCOME TAXES                            (5,723)         (4,143)

Provision for income taxes                               -               -
                                                  --------        --------

NET LOSS                                          $ (5,723)       $ (4,143)
                                                  ========        ========


BASIC AND DILUTED LOSS PER SHARE                  $   (.20)       $   (.14)
                                                  ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING (000'S)
     Basic and diluted                              28,265          28,631
                                                  ========        ========







See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED APRIL 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                    Preferred Stock        Common Stock
                                ------------------------ -------------------------     Additional
                                                Par                         Par          Paid-In       Retained     Treasury
                                  Shares       Value          Shares       Value         Capital       Deficit       Stock
                                ------------ -----------   ------------- -----------  --------------  ----------- -------------


BALANCE,
JANUARY 31, 2000                          -         $ -      29,963,301     $ 1,498       $ 166,139    $ (69,104)    $ (14,654)

Net loss                                                                                                  (5,723)
Stock cancelled under
   benefit plans                                                 (6,085)          -             (13)
Investment in AFC                       100           -       6,762,247         338           6,954       (5,402)        7,816
Other comprehensive
   income-unrealized loss
   on marketable securities
                                ------------ -----------   ------------- -----------  --------------  ----------- -------------

Comprehensive income (loss)


BALANCE,
APRIL 30, 2000                          100         $ -      36,719,463     $ 1,836       $ 173,080    $ (80,229)     $ (6,838)
                                ============ ===========   ============= ===========  ==============  =========== =============


                                 Accumulated
                                    Other                       Comprehensive
                                 Comprehensive                     Income
                                    Income         Total            (Loss)
                                --------------  -----------     -------------



BALANCE,
JANUARY 31, 2000                       $    -      $83,879

Net loss                                            (5,723)         $ (5,723)
Stock cancelled under
   benefit plans                                       (13)
Investment in AFC                                    9,706
Other comprehensive
   income-unrealized loss
   on marketable securities              (260)        (260)             (260)
                                --------------  -----------     -------------

Comprehensive income (loss)                                         $ (5,983)
                                                                =============

BALANCE,
APRIL 30, 2000                         $ (260)     $87,589
                                ==============  ===========


    See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 April 30,
                                                          ----------------------
                                                            2000          1999
                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                  $ (5,723)     $ (4,143)
Adjustments to reconcile net loss to net cash used in
 operating activities:
    Depreciation and amortization                              247           337
    Provision for credit losses                               (856)          182
    Loss on sale of loans                                    2,404             -
    Write-down of assets held for sale                         151             -
    Changes in operating assets and liabilities:
      Accrued income tax paid/refundable                      (231)           33
      Other liabilities                                      1,297          (372)
      Self-insurance claims                                    (98)         (448)
      Other operating assets and liabilities, net           (1,446)          690
                                                          --------      --------

       Net cash used in operating activities                (4,255)       (3,721)
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on loans                            5,221        21,657
     Proceeds from sale of loans                            23,294             -
     Purchase of loans                                           -        (8,700)
     Investment in AFC                                      (1,372)            -
     Purchase of marketable securities                     (25,092)            -
     Proceeds from sale of marketable securities             4,985             -
     Purchase of other property and equipment                  (14)         (237)
     Purchase of affordable housing investments               (744)       (1,017)
                                                          --------      --------

       Net cash provided by investing activities             6,278        11,703
                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock cancelled under benefit plans                       (13)          (20)
                                                          --------      --------

       Net cash used in financing activities                   (13)          (20)
                                                          --------      --------

Increase in cash and cash equivalents                        2,010         7,962
Cash and cash equivalents at beginning of period            54,333        32,109
                                                          --------      --------
Cash and cash equivalents at end of period                $ 56,343      $ 40,071
                                                          ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                        $      -      $      -
                                                          ========      ========
     Income taxes paid (refunded)                         $    231      $    (33)
                                                          ========      ========





See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - Basis of Presentation
         ---------------------

           The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and subsidiaries (the "Company"). The financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial position, results of operations, stockholders' equity and comprehensive income, and cash flows for the periods presented.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

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

         Cash and cash equivalents include restricted cash of $300,000 held in a "Rabbi Trust" pursuant to the Company's employment agreement with Allen Rice, its former President and Director.

         Marketable securities consist of U.S. Government Agency mortgage-backed obligations, mortgage-backed securities and mutual funds. The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which requires that marketable debt and equity securities be adjusted to market value at the end of each accounting period, except in the case of debt securities which a holder has the positive intent and ability to hold to maturity, in which case the debt securities are carried at amortized cost. For marketable debt and equity securities carried at market value, unrealized market value gains and losses are included directly in net income if the securities are actively traded for short-term profit, or otherwise are charged or credited to a separate component of stockholders' equity ("accumulated other comprehensive income").

         The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At April 30, 2000, all marketable debt and equity securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - Marketable Securities
         ---------------------

         Marketable securities at April 30, 2000 are summarized as follows (in thousands):

                                                                         Gross Unrealized
                                                                  -------------------------------
                                                    Cost             Gains             Losses          Fair Value
                                                -------------     -------------     -------------     -------------

Debt securities
   U.S. Government Agency mortgage-
     backed obligations                             $ 16,629               $ -             $ 242          $ 16,387
   Mortgage-backed securities                          2,233                 -                 -             2,233
Equity securities - mutual funds                       1,127                 -                18             1,109
                                                -------------     -------------     -------------     -------------
     Total                                          $ 19,989               $ -             $ 260          $ 19,729
                                                =============     =============     =============     =============

         All marketable securities were classified as available for sale. All debt securities mature after 2010.

         Proceeds from the sale of the marketable securities were $4,985,000 for the three months ended April 30, 2000. Gross realized gains and losses for the period ended April 30, 2000 were not material.


NOTE C - Installment Loans, Net
         ----------------------

         During the first quarter of fiscal 2001, the Company sold its active loan portfolio and approximately one-third of its charged-off portfolio for aggregate cash proceeds of $23,294,000. The Company also received $5,625,000 in actual cash collections on the loans during the first quarter of fiscal 2001. The sales of the loans resulted in an aggregate loss of $2,404,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.


NOTE D - Investment in AFC
         -----------------

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading Entertainment, Inc. ("Reading") for 8,999,900 shares of the Company's common stock (which included 2,237,653 shares issued from treasury stock) and 100 shares of Series A Preferred Stock (representing 100% of the Class of
Series A Convertible Preferred Stock outstanding).

         As a result of the transfer, AFC is now owned 50% by the Company, 33.33% by Reading and 16.67% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hills Associates as part of its City Cinemas Chain. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - Investment in AFC (cont.)
         -------------------------

         The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for one basis, subject to traditional antidilution adjustment; it votes share for share with the Common Stock as a single class, provided that as a class the Series A Preferred must separately approve any amendments to the Company's charter, any amendments made to the Company's bylaws by the stockholders, or, to the extent permitted by law, the removal of any director from the Company's Board of Directors; it has a liquidation value of $1.50 per share; and is entitled to a dividend preference equal to any dividends declared on the Company's common stock (determined on a per share basis).

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. Under the first option, the Company has the right to acquire the remaining 33.33% membership interest in AFC owned by Reading in exchange for the issuance of an additional six million shares of the Company's common stock. To the extent authorized but unissued shares of the Company's common stock are not available for such purpose, the Company has the right to substitute cash for such shares at the rate of $1.50 per share. The option can be exercised for a period of 45 days, through and including May 20, 2000. The remaining 16.67% interest would continue to be owned by Sutton Hill Associates, and the Angelika Film Center would continue to be managed as a part of the City Cinemas Chain. On May 30, 2000, the Company and Reading agreed to extend the exercise option until June 30, 2000 at no additional cost to the Company.

         Under the second option, which is independent of the first option, the Company has the right to acquire the remainder of Reading's domestic cinema exhibition assets for cash (including Reading's rights to acquire the City Cinemas Chain of cinemas and related real estate in Manhattan), and, if the Company has not previously exercised its option to acquire Reading's 33.33% interest in AFC for stock, Reading's remaining interest in AFC. If the Company exercises this right, it is required to give to Reading's affiliate, Citadel Holding Corporation, a right to participate in such transaction on a 50/50 basis with the Company. The option can be exercised for a period of 60 days, through and including June 5, 2000. The Company paid to Reading $500,000 in consideration of this option. On May 30, 2000, the Company and Reading agreed to extend the exercise option until June 30, 2000 at no additional cost to the Company. The Company has the right to extend the option for two 30-day periods by payment of an additional $100,000 for each such 30-day extension period. The purchase price would be based on a value of $27,000,000 for AFC and the lower of the historical cost or fair value for the remainder of Reading's assets. The decision whether or not to proceed with the exercise of either or both of such options rests with the Company and not with Reading.

         The Company's initial investment of $11,078,000 is comprised of (i) the 9,000,000 shares issued, valued at $1.08 per share on the basis of the average price quoted by the OTC Bulletin Board for the period immediately preceding April 5, 2000, (ii) transaction costs, and (iii) the $500,000 paid for the second option. The investment exceeds the Company's share of the net assets of AFC by approximately $5,500,000, which is being treated as goodwill and will be amortized on the straight-line method over 20 years. The Company will use the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 will record its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. Accordingly, no income relating to the investment in AFC has been recorded for the quarter ended April 30, 2000 since the acquisition occurred subsequent to AFC's quarter ended March 31, 2000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - Investment in AFC (cont.)
         -------------------------

         As discussed in Note E, Sam J. Frankino, in a counterclaim to a suit brought against him by the Company, seeks to set aside the Company's purchase of the interest in AFC and the two options. In the event that Mr. Frankino is successful in that litigation, he may set aside these transactions.


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

         In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that the proposed settlement is fair, reasonable and adequate and accordingly should be approved by the court, and as a result believes it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle. Accordingly in the fourth quarter of fiscal 2000 the Company accrued the $6.5 million settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity. Pursuant to the agreement in principle, on June 8, 2000 the Company transferred $6.5 million to an escrow account.

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

         On April 6, 2000 the Company filed a complaint in the Delaware Court of Chancery captioned National Auto Credit, Inc. v. Sam J. Frankino, Civil Action No. 17973-NC (the "NAC Action"). The complaint, as amended on May 3, 2000, seeks injunctive and monetary relief against defendant Frankino for alleged breaches of fiduciary duty in his capacity as a director of the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - Commitments and Contingencies (cont.)
         -------------------------------------

         On April 12, 2000, Sam J. Frankino filed an action entitled Frankino v. Huber et al., Civil Action No. 17894-NC (the "Frankino Action") against the Company and certain of its directors, namely, David L. Huber, Donald Jasensky, James J. McNamara, Philip A. Sauder, Henry Y.L. Toh, Peter T. Zackaroff, John A. Gleason, and William S. Marshall. The complaint in the Frankino Action, as amended, seeks a declaratory judgment (i) validating a written consent delivered by Mr. Frankino to the Company on April 7, 2000 which, among other things, purported to remove the individual defendants as directors of the Company and to revoke certain bylaws adopted by the Board of Directors on April 5, 2000 and
(ii) declaring void the Series A Preferred Stock and common stock issued in connection with the Company's purchase of the interest in AFC. On May 3, 2000, the Company and the individual defendants filed an answer denying the material allegations of the complaint and asserting affirmative defenses. By Order dated April 13, 3000, the Court entered in the Frankino Action an Order maintaining Status Quo which provides that, pending the resolution of the Frankino Action,
(i) the Company's Board of Directors shall take no actions which are outside the routine day-to-day operations of the Company in the ordinary course of business, (ii) Mr. Frankino is required to give the Company five days notice prior to acquiring, directly or indirectly, any additional stock of the Company, soliciting proxies or written consents from stockholders of the Company, or attempting to take action by consent without a meeting of stockholders, and (iii) Ms. Dodero and Messrs. Dodero, Frankino, Huber, Jasensky, Maund, McNamara, Sauder, Toh, Upton and Zackaroff shall constitute the Board of Directors of the Company.

         On May 17, 2000, the Court (i) consolidated the NAC Action with the Frankino Action and (ii) assigned a trial commencement date for both actions of September 11, 2000 in Delaware. On June 2, 2000, Mr. Frankino filed his Answer, Counterclaim and Third-Party Complaint in the NAC Action, naming Messrs. Huber, Jasensky, McNamara, Sauder, Toh, Zackaroff, Gleason, and Marshall, along with FA, Inc., Slusser Associates, Inc., and Reading Entertainment, Inc. as third-party defendants (the "Counterclaim"). Pursuant to the Counterclaim, Frankino seeks, among other things, to set aside the Company's purchase of an interest in AFC and the related options, and the changes to the Company's bylaws adopted by the Board of Directors on April 5, 2000.

         On April 12, 2000, Sam J. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. National Auto Credit, Inc., Civil Action No. 17985-NC. The complaint seeks an order directing the Company to permit the inspection and copying of certain of its books and records. The Company has made the books and records available and is seeking a dismissal of the complaint.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - Commitments and Contingencies (cont.)
         -------------------------------------

         Following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting and underwent changes in management. In fiscal 1998, the Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of fiscal 2001, the Company accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional costs in excess of that initial estimate will be expensed as incurred or as such estimate is revised. At April 30, 2000 the Company has accrued an aggregate of $9,851,000, representing (i) the accrual of the costs of the settlement of the class action litigation, as discussed above, (ii) an estimate of the legal costs to be incurred in responding to the investigations described above, and (iii) an estimate of the costs to be incurred in the litigation with Mr. Frankino. Included in the results of operations for the first quarters of fiscal 2001 and 2000, respectively, are the following costs (in thousands):


                                                                               Three Months Ended April 30,
                                                                         -----------------------------------------
                                                                             2000                       1999
                                                                         --------------             --------------

Legal costs relating to litigation matters                                     $ 2,949                      $ 735
Crisis management consulting                                                        59                        550
Fees for special independent audits                                                  -                        341
Financing fees                                                                       -                        275
Costs of special investigations                                                      -                         53
                                                                         --------------             --------------
     Total                                                                     $ 3,008                    $ 1,954
                                                                         ==============             ==============

ITEM  2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         National Auto Credit, Inc., through NAC, Inc., a wholly-owned subsidiary, invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. The Company purchased such loans, or interests in pools of such loans, from used car dealerships that participated in the Company's loan purchase program through March 2000. The Company performed the underwriting and collection functions for all loans it purchased in whole, and also performed such functions where the member dealer had sold to the Company, and retained for itself, interests in a pool of loans.

         On March 17, 2000, the Company sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in the Company's active portfolio for $17.9 million. In prior transactions in March 2000, NAC had sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in the Company's active portfolio and to Ameristar Financial Servicing Company, L.L.C., for $2.2 million, certain automobile retail installment loans held in the Company's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). In each of the three transactions, the buyer was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing. The transactions resulted in an aggregate loss of approximately $2.4 million.

         Following its disposition of these automobile installment loans, the Company's assets consisted principally of money market funds, commercial paper, government securities and other short-term, highly liquid investments.

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading for 8,999,900 shares of the Company's common stock (which included 2,237,653 shares issued from treasury stock) and 100 shares of Series A Preferred Stock (representing 100% of the Class of Series A Convertible Preferred Stock outstanding). As a result of the transfer, AFC is now owned 50% by the Company, 33.33% by Reading and 16.67% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hill Associates as a part of its City Cinemas Chain. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

         The Series A Convertible Preferred Stock is convertible into shares of the Company's common stock on a one for one basis, subject to traditional antidilution adjustment; it votes share for share with the Common Stock as a single class, provided that as a class the Series A Preferred must separately approve any amendments to the Company's charter, any amendments to the Company's bylaws made by the stockholders, or, to the extent permitted by law, the removal of any director from the Company's Board of Directors; it has a liquidation value of $1.50 per share; and is entitled to a dividend preference equal to any dividends declared on the Company's common stock (determined on a per share basis).

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. Under the first option, the Company has the right to acquire the remaining 33.33% membership interest in AFC owned by Reading in exchange for the issuance of an additional six million shares of the Company's common stock. To the extent authorized but unissued shares of the Company's common stock are not available for such purpose, the Company has the right to substitute cash for such shares at the rate of $1.50 per share. The option can be exercised for a period of 45 days, through and including May 20, 2000. The remaining 16.67% interest would continue to be owned by Sutton Hill Associates, and the Angelika Film Center would continue to be managed as a part of the City Cinemas Chain. On May 30, 2000, the Company and Reading agreed to extend the exercise period to June 30, 2000 at no additional cost to the Company.

         Under the second option, which is independent of the first option, the Company has the right to acquire the remainder of Reading's domestic cinema exhibition assets for cash (including Reading's rights to acquire the City Cinemas Chain of cinemas and related real estate in Manhattan), and, if the Company has not previously exercised its option to acquire Reading's 33.33% interest in AFC for stock, Reading's remaining interest in AFC. If the Company exercises this right, it is required to give to Reading's affiliate, Citadel Holding Corporation, a right to participate in such transaction on a 50/50 basis with the Company. The option can be exercised for a period of 60 days, through and including June 5, 2000. The Company paid to Reading $500,000 in consideration of this option. On May 30, 2000, the Company and Reading agreed to extend the exercise period to June 30, 2000 at no additional cost to the Company. The Company has the right to extend the option for two 30-day periods by payment of an additional $100,000 for each such 30-day extension period. The purchase price would be based on a value of $27,000,000 for AFC and the lower of the historical cost or fair value for the remainder of Reading's assets. The decision whether or not to proceed with the exercise of either or both of such options rests with the Company and not with Reading.

         The Company will use the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 will record its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. Accordingly, no income relating to the investment in AFC has been recorded for the quarter ended April 30, 2000 since the acquisition occurred subsequent to AFC's quarter ended
March 31, 2000.


         Sam J. Frankino, in a counterclaim to a suit brought against him by the Company, seeks to set aside the Company's purchase of the interest in AFC and the two options. In the event that Mr. Frankino is successful in that litigation, he may set aside these transactions. See Note E of Notes to Condensed Consolidated Financial Statements.

         During fiscal 2000 the Company reduced its staffing levels, from approximately 250 employees at January 31, 1999 to approximately 100 employees at January 31, 2000, and to approximately 50 employees at April 30, 2000. As the size of its operations decrease, the Company will continue those staffing reductions to eliminate the personnel no longer required as the result of the sale of substantially all of the loan portfolio and the resulting cessation of loan underwriting, processing and collection operations. The Company anticipates that those eliminations will be completed in July 2000, at which point the Company will have remaining approximately 30 administrative and executive employees, occupancy costs, and general and administrative recurring costs estimated to be approximately $400,000 per month. The Company plans to fund these expenses from the interest earned on its money market, commercial paper and government securities investments, which currently are invested at a weighted average yield of approximately 6.8%.

         For the first three months of fiscal 2001 ended April 30, 2000, the Company incurred a net loss of $5,723,000, primarily as the result of a 76.2% decline in revenues to $512,000, the loss on the sales of loans of $2,404,000 and the incurrence of costs of $3,008,000 associated with certain litigation and non-recurring charges, as discussed below.

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

         In addition, the Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche. The actions, which were consolidated, allege fraud and other violations of the federal securities laws and seeks monetary damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that the proposed settlement is fair, reasonable and adequate and accordingly should be approved by the court, and as a result believes it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle. Accordingly in the fourth quarter of fiscal 2000 the Company accrued the $6.5 million settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         Throughout the first quarter of fiscal 2001 and as of April 30, 2000, the Company had no external source of financing, and has operated on the cash balances created by the excess of collections on installment loans over the investment in new loans and the cash proceeds received from the sale of loans. The Company's pending litigation and regulatory investigations may limit its ability to obtain external financing.

         The Company's Board of Directors is considering various additional strategic business alternatives, including but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. However, the Board presently may not consummate any such transaction due to an Order Maintaining Status Quo entered by the Delaware Chancery Court in connection with the litigation Mr. Frankino filed in April 2000 unless the parties to the status quo agree, or if the Court, upon motion, approves the transaction. See Note E of Notes to Condensed Consolidated Financial Statements. In addition, the Company's current lack of external financing sources may limit its ability to pursue such alternatives. In the interim, the Company will use the income from the investment of its cash, together with the cash equivalents and marketable securities themselves, to pay operating expenses and existing liabilities. The Company has cash equivalents and marketable securities of approximately $78,500,000 at May 31, 2000, and it believes that such cash equivalents and marketable securities and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities.


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

         Interest income declined to $404,000 for the first three months of fiscal 2001 from $2,102,000 for the first three months of fiscal 2000, representing a decline of 80.8%. The decline was due to the decrease in the size of the Company's net loan portfolio, from $70,401,000 at February 1, 1999 to $29,306,000 at February 1, 2000 and the sale of substantially all of the Company's loans in March 2000.

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

         The Company recorded a reversal into income of previously recorded credit losses of $856,000 for the first three months of fiscal 2001 as compared to a charge to the provision for credit losses of $182,000 for the first three months of fiscal 2000. In determining the allowance for credit losses, the Company used weighted average estimates of future cash flows from its loans expressed as a percentage of the contractual amounts receivable, which was approximately 58% at February 29, 2000 (prior to the sales of the loans as described above) compared to 57% at April 30, 1999.

         LOSS ON SALE OF LOANS: During the first quarter of fiscal 2001, the Company sold its active loan portfolio and approximately one-third of the charged-off portfolio for aggregate cash proceeds of $23,294,000. The Company also received $5,625,000 in actual cash collections on the loans during the first quarter of fiscal 2001. The sales of the loans resulted in an aggregate loss of $2,404,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.

         The Company sold approximately 50% of the remaining charged-off loans during May 2000 and is currently pursuing the sale of the balance of the charged-off portfolio.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses decreased to $1,283,000 for the first three months of fiscal 2001 from $3,073,000 for the first three months of fiscal 2000. As a percentage of revenues, operating expenses increased to 250.6% for the first three months of fiscal 2001 from 143.1% for the first three months of fiscal 2000 due principally to the decline in revenues.

         Operating expenses are expected to generally vary with revenues, however, for the three months ended April 30, 2000 operating expenses decreased, but increased as a percentage of revenues due to the decline in revenue, as discussed above. Operating expenses decreased as a result of a reduction in personnel costs and the cessation of loan underwriting, processing and collection operations upon the Company's sales of its loans. The expenses associated with such activities are expected to further decrease as the Company completes the elimination of its loan related staff. Additionally, certain personnel and occupancy costs historically associated with the loans operations, but which the Company will continue to incur, will in the future be classified as general and administrative expenses.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses decreased to $1,225,000 for the first three months of fiscal 2001 from $1,506,000 for the first three months of fiscal 2000, but increased as a percentage of revenues, due to the decline in revenues, to 239.3% for the first three months of fiscal 2001 from 70.1% for the first three months of fiscal 2000.

         General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The decrease in general and administrative costs in the first quarter fiscal 2001, as compared to 2000, was due to a decrease in personnel and occupancy costs. General and administrative expenses may increase in the future as the result of the inclusion of expenses previously classified as operating expenses, as discussed above.

         LITIGATION AND NON-RECURRING CHARGES: Following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting, and underwent changes in management. In fiscal 1998, the Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of fiscal 2001, the Company accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional costs in excess of that initial estimate will be expensed as incurred or as such estimate is revised. At April 30, 2000 the Company has accrued an aggregate of $9,851,000, representing (i) the accrual of the costs of the settlement of the class action litigation, as discussed above, (ii) an estimate of the legal costs to be incurred in responding to the investigations described above, and (iii) an estimate of the costs to be incurred in the litigation with Mr. Frankino. Included in the results of operations for the first quarters of fiscal 2001 and 2000, respectively, are the following costs (in thousands):


                                                                           Three Months Ended
                                                                               April 30,
                                                                  ------------------------------------
                                                                      2000                    1999
                                                                  ------------            ------------

Legal costs relating to litigation matters                            $ 2,949                   $ 735
Crisis management consulting                                               59                     550
Fees for special independent audits                                         -                     341
Financing fees                                                              -                     275
Costs of special investigations                                             -                      53
                                                                  ------------            ------------
   Total                                                              $ 3,008                 $ 1,954
                                                                  ============            ============

         INTEREST INCOME: Interest Income increased to $980,000 for the first three months of fiscal 2001 from $425,000 primarily due to the increase in the average cash equivalents balance (including marketable securities) to $65,203,000 during fiscal 2001 from $36,090,000 during fiscal 2000.

         INCOME TAXES: Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the three-month periods ended April 30, 2000 and April 30, 1999. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first three months of fiscal year 2001, the Company used $4,255,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed interest income from the declining portfolio balance. The Company generated $6,278,000 in cash flows from investing activities principally as the result of $23,294,000 of cash flows from the sales of loans and a net (of sales) of $20,107,000 of the proceeds invested in marketable securities. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $56,343,000 at April 30, 2000.

         During the first three months of fiscal year 2000, the Company used $3,721,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed interest income from the declining portfolio balance. The Company generated $11,703,000 in cash flows from investing activities principally as the result of $12,957,000 of cash flows from the reduction in the size of the loan portfolio. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $40,071,000 at April 30, 1999.

         The Company believes that the cash equivalents and marketable securities of approximately $78,500,000 at May 31, 2000, and the investment income therefrom will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending civil litigation and investigations, and fund its activities through January 31, 2001. However, as previously discussed, the Company's lack of external financing sources and the Order Maintaining Status Quo may limit its ability to pursue strategic business alternatives being considered by Board of Directors. Such limitations may have an adverse impact on the Company's financial position, results of operations and liquidity.

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


FORWARD-LOOKING STATEMENTS
--------------------------

         Various statements made in this Item 2 concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the court to approve the class action settlement proposed to be entered into by the Company, the failure of the Board of Directors to promptly determine what strategic business plan the Company should pursue, the failure of the Company to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions, the uncertainties created by the ongoing litigation with Sam J. Frankino that limit the Board's ability to make decisions, or any adverse action taken by the Securities and Exchange Commission that impedes the ability of the Company to pursue any desired plan of action.


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

         The Company's loan portfolio was comprised of fixed rate financing agreements with high credit risk consumers. The rates on these loan agreements cannot be increased for changes in market conditions, and accordingly these loans were not subject to market risk.

         As of April 30, 2000 the Company has mutual fund investments with a market value of $1,109,000. Those mutual funds generally invest in equity securities, and as a result such investments are subject to equity price risk.

         As of April 30, 2000, the Company has certain investments in marketable debt securities. Those marketable debt securities are subject to interest rate risk. The table below provides, for those marketable debt securities, principal cash flows and related weighted average interest rates by expected maturity dates (dollars in thousands):


                                               Expected Maturity Date
                                        2000 through 2005          After 2005
                                       --------------------     ---------------

Fixed rate debt securities

  U.S. Government Agency
     mortgage-backed obligations        $        -                 $ 16,640
  Average interest rate                                                8.35%

  Mortgage-backed securities            $        -                  $ 2,233
  Average interest rate                                                8.25%







         As of April 30, 2000 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

PART II.       OTHER  INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               a)  Exhibits
                   --------

               27  Financial Data Schedule

               b)  Reports on Form 8-K
                   -------------------


                   On April 3, 2000, a Form 8-K was filed regarding the sale of substantially all of the automobile retail installment contracts remaining in the Company's active portfolio. Such Form 8-K was amended by the filing of a Form 8-K/A on May 16, 2000.

                   On April 20, 2000, a Form 8-K was filed regarding the Company purchasing a 50% membership interest in Angelika Film Center, LLC.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      NATIONAL AUTO CREDIT, INC.

Date:  June 14, 2000    By: /s/ David L. Huber
      ---------------       -------------------------------------------------
                            David L. Huber
                            Chairman of the Board and Chief Executive Officer
                            (Principal Financial Officer)

                       By:   /s/ Sean P. Maroney
                             ------------------------------------------------
                             Sean P. Maroney
                             Director of Financial Reporting