Form 10-Q
period 2000-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2000-09-13
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              ----------------------------------------------------
                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended           July 31, 2000
                                            -----------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from        to

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

                      30000 Aurora Road, Solon, Ohio 44139
                     - ------------------------------------
              (Address of principal executive offices and zip code)

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

         As of August 31, 2000 there were 34,754,374 shares of Common Stock, $.05 par value, outstanding.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
       PART I.        FINANCIAL INFORMATION

       Item 1.        Financial Statements                                                    1

                      Report of Independent Certified Public Accountants                      1

                      Condensed Consolidated Balance Sheets as of
                      July 31, 2000 and January 31, 2000                                      2

                      Condensed Consolidated Statements of Operations for the
                      Three Months and Six Months Ended July 31, 2000 and 1999                3

                      Condensed Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income for the Six Months Ended July 31, 2000             4

                      Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended July 31, 2000 and 1999                             5

                      Notes to Condensed Consolidated Financial Statements                    6


       Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                          13


       Item 3.        Quantitative and Qualitative Disclosures about
                      Market Risk                                                            20


       PART II.       OTHER INFORMATION


       Item 6.        Exhibits and Reports on Form 8-K                                       21


       Signatures                                                                            22


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet and stockholders' equity and comprehensive income of National Auto Credit, Inc. and its subsidiaries as of July 31, 2000, and the related statements of operations for each of the three and six month periods ended July 31, 2000 and 1999, and cash flows for each of the six-month periods ended July 31, 2000 and 1999. The financial statements are the responsibility of the Company's management.

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

/s/ Grant Thornton LLP
Cleveland, Ohio
September 8, 2000

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           July 31,      January 31,
                                                                             2000            2000
                                                                          ---------       ----------
ASSETS
Cash and cash equivalents                                                 $  55,351       $  54,333
Marketable securities (Note B)                                               19,804               -
Installment loans, net (Note C)                                                   -          29,306
Investment in AFC (Note D)                                                   10,567               -
Property and equipment, net of accumulated depreciation
  of $5,130, and $5,219, respectively                                         6,824           7,677
Assets held for sale (Note E)                                                 6,138           6,861
Income taxes refundable                                                       3,663           3,664
Other assets                                                                  2,138           2,121
                                                                          ---------       ---------
TOTAL ASSETS                                                              $ 104,485       $ 103,962
                                                                          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Self-insurance claims                                                     $   2,425       $   4,089
Accrued income taxes                                                          2,306           2,926
Other liabilities                                                            12,234          13,068
                                                                          ---------       ---------
                                                                             16,965          20,083

COMMITMENTS AND CONTINGENCIES (Note F)                                            -               -


STOCKHOLDERS' EQUITY
Preferred stock - $.05 par value,
  authorized 2,000,000 shares, issued 100 and 0 shares, respectively              -               -
Common stock - $.05 par value
  authorized 40,000,000 shares, issued 36,712,319 and
  29,963,301 shares, respectively                                             1,836           1,498
Additional paid-in capital                                                  173,075         166,139
Retained deficit                                                            (80,368)        (69,104)
Accumulated other comprehensive income                                         (185)              -
Treasury stock, at cost, 1,957,945 and 4,195,598
   shares, respectively                                                      (6,838)        (14,654)
                                                                          ---------       ---------
                                                                             87,520          83,879
                                                                          ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 104,485       $ 103,962
                                                                          =========       =========



See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  Three Months Ended                Six Months Ended
                                                                       July 31,                         July 31,
                                                             -----------------------------    -----------------------------
                                                                2000             1999            2000             1999
                                                             ------------    -------------    ------------     ------------
REVENUE
     Interest income from loans                                  $     -         $  1,684        $    404         $  3,786
     Interest income from investments                              1,304              480           2,284              905
     Income from AFC investment                                       60                -              60                -
     Other income                                                     15               42             123               87
                                                             ------------    -------------    ------------     ------------
          Total                                                    1,379            2,206           2,871            4,778

COSTS AND EXPENSES
     Provision for credit losses                                    (166)            (368)         (1,022)            (186)
     (Gain)loss on sale of loans                                    (695)               -           1,709                -
     Operating                                                       156            2,653           1,439            5,726
     General and administrative                                    1,269            1,087           2,494            2,593
     Litigation and non-recurring charges                            407            2,031           3,415            3,985
     Cost related to purchase of shares                                -            1,500               -            1,500
     Write-down of assets held for sale (Note E)                     723                -             874                -
     Write-off of option (Note D)                                    500                -             500                -
                                                             ------------    -------------    ------------     ------------
          Total                                                    2,194            6,903           9,409           13,618
                                                             ------------    -------------    ------------     ------------

LOSS FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                             (815)          (4,697)         (6,538)          (8,840)

     Provision for income taxes                                        -                -               -                -
                                                             ------------    -------------    ------------     ------------

LOSS FROM CONTINUING OPERATIONS                                     (815)          (4,697)         (6,538)          (8,840)

DISCONTINUED OPERATIONS, NET OF TAX                                  676                -             676                -

                                                             ------------    -------------    ------------     ------------
NET LOSS                                                         $  (139)        $ (4,697)       $ (5,862)        $ (8,840)
                                                             ============    =============    ============     ============

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                                       $  (.02)        $   (.16)       $   (.21)        $   (.31)
     Discontinued operations                                         .02                -             .02                -
                                                             ------------    -------------    ------------     ------------
          Net earnings (loss) per share                          $     -         $   (.16)       $   (.19)        $   (.31)
                                                             ============    =============    ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
     Basic and diluted                                            34,757           28,641          31,546           28,636
                                                             ============    =============    ============     ============


See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JULY 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                    Preferred Stock        Common Stock
                                ------------------------   -------------------------   Additional
                                                Par                         Par          Paid-In       Retained     Treasury
                                  Shares       Value          Shares       Value         Capital       Deficit       Stock
                                ------------ -----------   ------------- -----------  --------------  ----------- -------------
BALANCE,
JANUARY 31, 2000                          -         $ -      29,963,301     $ 1,498       $ 166,139    $ (69,104)    $ (14,654)

Net loss                                                                                                  (5,862)
Stock cancelled under
   benefit plans                                                (13,229)          -             (18)
Investment in AFC                       100           -       6,762,247         338           6,954       (5,402)        7,816
Other comprehensive
   income-unrealized loss
   on marketable securities
                                ------------ -----------   ------------- -----------  --------------  ----------- -------------

Comprehensive income (loss)


BALANCE,
JULY 31, 2000                           100         $ -      36,712,319     $ 1,836       $ 173,075    $ (80,368)     $ (6,838)
                                ============ ===========   ============= ===========  ==============  =========== =============





                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JULY 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                  Accumulated
                                     Other                      Comprehensive
                                  Comprehensive                     Income
                                    Income         Total            (Loss)
                                 --------------  -----------     -------------

BALANCE,
JANUARY 31, 2000                        $    -      $83,879

Net loss                                             (5,862)         $ (5,862)
Stock cancelled under
   benefit plans                                        (18)
Investment in AFC                                     9,706
Other comprehensive
   income-unrealized loss
   on marketable securities               (185)        (185)             (185)
                                 --------------  -----------     -------------

Comprehensive income (loss)                                          $ (6,047)
                                                                 =============

BALANCE,
JULY 31, 2000                           $ (185)     $87,520
                                 ==============  ===========




    See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                July 31,
                                                                                      -----------------------------
                                                                                          2000            1999
                                                                                      -------------    ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                              $ (5,862)       $ (8,840)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                                         537             676
         Income from AFC investment                                                            (60)              -
         Provision for credit losses                                                        (1,022)           (186)
         Loss on sale of loans                                                               1,709               -
         Write-down of assets held for sale                                                    874               -
    Changes in operating assets and liabilities:
         Accrued income tax paid                                                              (619)              -
         Other liabilities                                                                    (733)         (2,192)
         Self-insurance claims                                                              (1,664)         (1,146)
         Other operating assets and liabilities, net                                            39             865
                                                                                      -------------    ------------
            Net cash used in operating activities                                           (6,801)        (10,823)
                                                                                      -------------    ------------
    CASH FLOWS FROM INVESTING ACTIVITIES
    Principal collected on loans                                                             5,387          37,796
    Proceeds from sale of loans                                                             24,187               -
    Purchase of loans                                                                            -         (11,763)
    Investment in AFC                                                                         (872)              -
    Purchase of marketable securities                                                      (25,092)              -
    Proceeds from sale of marketable securities                                              4,985               -
    Purchase of other property and equipment                                                   (14)           (559)
    Purchase of affordable housing investments                                                (744)         (1,017)
                                                                                      -------------    ------------
            Net cash provided by investing activities                                        7,837          24,457
                                                                                      -------------    ------------
    CASH FLOWS FROM FINANCING ACTIVITIES
    Stock (cancelled) issued under benefit plans                                               (18)              7
                                                                                      -------------    ------------
            Net cash (used in) provided by financing activities                                (18)              7
                                                                                      -------------    ------------
    Increase in cash and cash equivalents                                                    1,018          13,641
    Cash and cash equivalents at beginning of period                                        54,333          32,109
                                                                                      -------------    ------------
    Cash and cash equivalents at end of period                                            $ 55,351        $ 45,750
                                                                                      =============    ============


     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                                                        $      -        $     24
                                                                                      =============    ============
     Income taxes paid                                                                    $    619        $      -
                                                                                      =============    ============




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

         Certain fiscal 2000 amounts have been reclassified to conform with fiscal 2001 presentations.

                  Cash and cash equivalents include restricted cash of $6,500,000 that is held in an escrow account pursuant to the Company's agreement in principle to settle the class action securities litigation. See Note F. Additionally, $300,000 is held in a "Rabbi Trust" pursuant to the Company's employment agreement with Allen Rice, its former President and Director.

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

         The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At July 31, 2000, all marketable debt and equity securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION (cont.)

           In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which addresses certain revenue recognition issues. The guidance in SAB No. 101 must for the Company, be applied in the quarter ending January 31, 2001. The Company does not believe that the application of the guidance in SAB No. 101 will have a material affect on its financial statements.

NOTE B - MARKETABLE SECURITIES

         Marketable securities at July 31, 2000 are summarized as follows (in thousands):


                                                                         Gross Unrealized
                                                                  -------------------------------
                                                    Cost             Gains             Losses          Fair Value
                                                -------------     -------------     -------------     -------------
Debt securities
   U.S. Government Agency mortgage-
     backed obligations                             $ 16,629              $  -             $ 175          $ 16,454
   Mortgage-backed securities                          2,233                11                 -             2,244
Equity securities - mutual funds                       1,127                 -                21             1,106
                                                -------------     -------------     -------------     -------------
     Total                                          $ 19,989              $ 11             $ 196          $ 19,804
                                                =============     =============     =============     =============


         All marketable securities were classified as available for sale. All debt securities mature after 2010, however, actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

         Proceeds from the sale of the marketable securities were $4,985,000 for the six months ended July 31, 2000. Gross realized gains and losses for the six month period ended July 31, 2000 were not material. On August 18, 2000, $11,640,000 of U.S. Government Agency mortgage-backed obligations were called at par value.

NOTE C - INSTALLMENT LOANS, NET

         During the first six months of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $5,791,000 in actual cash collections on the loans during the six months ended July 31, 2000. The sales of the loans resulted in an aggregate loss of $1,709,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.

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

         As a result of the transfer, AFC is now owned 50% by the Company, 33.34% by Reading and 16.66% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hill Associates as part of its City Cinemas Chain. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

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

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. In the quarter ended July 31, 2000, the options lapsed without being exercised by the Company and the $500,000 paid to acquire them was charged to expense.

         The Company's initial investment of $11,078,000 was comprised of (i) the 9,000,000 shares issued, valued at $1.08 per share on the basis of the average price quoted by the OTC Bulletin Board for the period immediately preceding April 5, 2000, (ii) transaction costs, and (iii) the $500,000 paid for one of the options. The investment exceeds the Company's share of the net assets of AFC by approximately $5,600,000, which is being treated as goodwill and will be amortized on the straight-line method over 20 years. The Company uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended July 31, 2000 the Company recorded income of $60,000 representing its share of AFC's net income for the three months ended June 30, 2000.

           As discussed in Note F, Sam J. Frankino, in a counterclaim to a suit brought against him by the Company, seeks to set aside the Company's purchase of the interest in AFC.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - ASSETS HELD FOR SALE

           Assets held for sale are as follows (in thousands):

                                                        July 31,             January 31,
                                                          2000                  2000
                                                      --------------        --------------

Affordable housing investments                              $ 5,003               $ 5,605
Developed real estate                                           585                   616
Undeveloped real estate subject to a ground lease               550                   640
                                                      --------------        --------------
     Total                                                  $ 6,138               $ 6,861
                                                      ==============        ==============

            The limited partner investments in affordable housing projects were, until the fourth quarter of fiscal 2000, held for the generation of benefits in the form of tax credits as well as the receipts of cash distributions from the operation of the projects. During the fourth quarter of fiscal 2000, the Company committed to a plan to sell the investments. As a result, the Company recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During the quarter ended July 31, 2000, the Company reduced its original estimate of the fair value of the investments to $5,003,000, primarily due to the expiration of certain tax credits, and as a result recorded an additional write-down of $602,000. As a limited partner in the affordable housing projects, the Company is required as of July 31, 2000 to make future contributions of $1,046,000, plus interest at an average rate of 8.9% per annum, in varying amounts during the fiscal years ended January 31, 2002 and 2003 of $614,000 and $432,000, respectively.

           During the fourth quarter of fiscal 2000, the Company also committed to plans to sell certain real estate investments. During the quarter ended July 31, 2000, the Company revised its original estimate of the fair value, less estimated costs to sell, of the real estate and as a result recorded a write-down of $121,000.

NOTE F - COMMITMENTS AND CONTINGENCIES

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

         In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - COMMITMENTS AND CONTINGENCIES (cont.)

the plaintiffs' class $6,500,000 in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that the proposed settlement is fair, reasonable and adequate and accordingly should be approved by the court, and as a result believes it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle. On August 15, 2000, the United States District Court provided, by way of a Notice Order, preliminary approval of the proposed settlement and set a Settlement Hearing to be held on November 14, 2000. Accordingly in the fourth quarter of fiscal 2000 the Company accrued the $6,500,000 settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity. Pursuant to the agreement in principle, on June 8, 2000 the Company transferred $6,500,000 to an escrow account.

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

         On April 12, 2000, Sam J. Frankino filed an action entitled Frankino v. Huber et al, Civil Action No. 17894 - NC (the "Frankino Action") against the Company and certain of its directors, namely, David L. Huber, Donald Jasensky, James J. McNamara, Philip A. Sauder, Henry Y.L. Toh, Peter T. Zackaroff, John A. Gleason and William S. Marshall. The complaint in the Frankino Action, as amended, seeks a declaratory judgment (i) validating a written consent delivered by Mr. Frankino to the Company on April 7, 2000 which, among other things, purported to remove the individual defendants as directors of the Company and to revoke certain bylaws adopted by the Board of Directors on April 5, 2000 and
(ii) declaring void the Series A Preferred Stock and common stock issued in connection with the Company's purchase of the interest in AFC. On May 3, 2000, the Company and the individual defendants filed an answer denying the material allegations of the complaint and asserting affirmative defenses. By Order dated April 13, 2000, the Court entered in the Frankino Action an Order maintaining Status Quo which provides that, pending the resolution of the Frankino Action,
(i) the Company's Board of Directors shall take no actions which are outside the routine day-to-day operations of the Company in the ordinary course of business,
(ii) Mr. Frankino is required to give the Company five days notice prior to acquiring, directly or indirectly, any additional stock of the Company, soliciting proxies or written consents from stockholders of the Company, or attempting to take action by consent without a meeting of stockholders, and
(iii) Ms. Dodero and Messrs. Dodero, Frankino, Huber, Jasensky, Maund,
McNamara, Sauder, Toh, Upton and Zackaroff shall constitute the Board of Directors of the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - COMMITMENTS AND CONTINGENCIES (cont.)

         On May 17, 2000, the Court consolidated the NAC Action with the Frankino Action. Both actions tentatively have been scheduled for trial beginning the week of December 4, 2000. On June 2, 2000, Mr. Frankino filed his Answer, Counterclaim and Third-Party Complaint in the NAC Action, naming Messrs. Huber, Jasensky, McNamara, Sauder, Toh, Zackaroff, Gleason and Marshall, along with FA, Inc., Slusser Associates, Inc. and Reading Entertainment, Inc. as third-party defendants (the "Counterclaim"). Pursuant to the Counterclaim, Frankino, seeks among other things, to set aside the Company's purchase of an interest in AFC and the related options, and the changes to the Company's bylaws adopted by the Board of Directors on April 5, 2000.

         On April 12, 2000, Sam J. Frankino filed a complaint in the Delaware Court of Chancery captioned Sam J. Frankino v. National Auto Credit, Inc., Civil Action No. 17985-NC. The complaint seeks an order directing the Company to permit the inspection and copying of certain of its books and records. The Company has made the books and records available. On or about August 8, 2000, a stipulation of dismissal was filed.

         Following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting and underwent changes in management. In fiscal 1998, the Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of fiscal 2001, the Company accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional costs in excess of that initial estimate will be expensed as incurred or as such estimate is revised. At July 31, 2000, the Company has accrued an aggregate of $8,944,000, representing (i) the accrual of the costs of the settlement of the class action litigation, as discussed above, (ii) an estimate of the legal costs to be incurred in responding to the investigations described above, and (iii) an estimate of the costs to be incurred in the litigation with Mr. Frankino. Included in the results of operations for the six months ended July 31, 2000 and 1999 respectively, are the following costs (in thousands):

                                                     Six Months Ended July 31,
                                                 -------------------------------
                                                     2000              1999
                                                 -------------    --------------

Legal costs relating to litigation matters             $ 3,299          $ 1,318
Crisis management consulting                               116            1,631
Fees for special independent audits                          -              523
Financing fees                                               -              258
Costs of special investigations                              -              255
                                                 --------------    -------------
     Total                                             $ 3,415          $ 3,985
                                                 ==============    =============


NOTE G - SUBSEQUENT EVENT

         The Company, through its wholly-owned subsidiary, ARAC, Inc., owns certain real property which consists of two four-story, 55,000 square foot office buildings and approximately ten and one-half acres of land located in Solon, Ohio (the "Solon Real Property"). On June 28, 2000, the Company received an indication of interest from PVF Capital Corp., an Ohio Corporation ("PVF") to purchase the Solon Real Property. On August 23, 2000, an Agreement of Purchase and Sale was entered into between PVF and ARAC, Inc. for the sale of the Solon Real Property to PVF at a gross sales price of $8,700,000 cash at closing (less brokers' fees, pro-rated real estate taxes, adjustments attributable to tenant leases, and cost and fees of

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - SUBSEQUENT EVENT (cont.)

closing), and the sale was closed on September 1, 2000. The transaction resulted in a gain of approximately $2,800,000, which the Company will report in the quarter ending October 31, 2000. Concurrent with the close, the Company entered into a lease agreement for office space located within the Solon Real Property. The lease agreement provides the Company office space on a rent-free basis for the period September 1, 2000 through December 31, 2000 and at a monthly rental of $17,300 for the period January 1, 2001 through December 31, 2001. The Company may terminate the lease agreement at any time upon thirty days prior written notice to PVF.

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

         During the first six months of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $5,791,000 in actual cash collections on the loans for the six months ended July 31, 2000. The sales of the loans resulted in an aggregate loss of $1,709,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company. In each of the sale transactions, the buyer was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

         Following its disposition of these automobile installment loans, the Company's assets consisted principally of money market funds, commercial paper, government securities and other short-term, highly liquid investments.

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading for 8,999,900 shares of the Company's common stock (which included 2,237,653 shares issued from treasury stock) and 100 shares of Series A Preferred Stock (representing 100% of the Class of Series A Convertible Preferred Stock outstanding). As a result of the transfer, AFC is now owned 50% by the Company, 33.34% by Reading and 16.66% by Sutton Hill Associates. The Angelika Film Center will continue to be managed by Sutton Hill Associates as a part of its City Cinemas Chain. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

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

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. In the quarter ended July 31, 2000, the options lapsed without being exercised by the Company and the $500,000 paid to acquire them was charged to expense.

         The Company uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the three months ended July 31, 2000, the Company recorded income of $60,000 representing its share of AFC's net income for the three months ended June 30, 2000.

         Sam J. Frankino, in a counterclaim to a suit brought against him by the Company, seeks to set aside the Company's purchase of the interest in AFC. See Note F of Notes to Condensed Consolidated Financial Statements.

         During fiscal 2000 the Company reduced its staffing levels from approximately 250 employees at January 31, 1999 to approximately 100 employees at January 31, 2000. In fiscal 2001, the Company has undertaken further personnel reductions, principally as the result of the sale of its loans and the cessation of its loan underwriting, processing and collection operations, and as of July 31, 2000 has reduced its staff level to approximately 40 employees. The Company estimates that at this staffing level its recurring payroll, benefit, occupancy and other general and administrative costs are approximately $400,000 per month. The Company plans to fund these expenses from the interest earned on its money market, commercial paper and government securities investments, which currently are invested at a weighted average yield of approximately 6.8%.

         For the six months ended July 31, 2000, the Company incurred a net loss of $5,862,000, primarily as the result of a 39.9% decline in revenues to $2,871,000, losses on the sales of loans of $1,709,000 and the incurrence of costs of $3,415,000 associated with certain litigation and non-recurring charges, as discussed below. For the three months ended July 31, 2000, the Company had net loss of $139,000, principally as the result of a 37.5% decline in revenues to $1,379,000 and charges of $500,000 for the expiration of the option to acquire certain assets from Reading and $723,000 as the result of the revisions to the estimated fair values of certain assets held for sale, partially offset by gains on the sale of the loans and favorable settlements of certain self-insured claims from the Company's discontinued automobile rental operations. For both the three and six months ended July 31, 2000, the declines in revenues reflected the decline in interest income from loans, as the result of the decline in the size of the Company's loan portfolio and the eventual sale of substantially all of the loan portfolio in the first and second quarters of fiscal 2000, offset by increases in interest earned from the investment of the cash proceeds from the sale of the loans.

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

         In addition, the Company and certain of its former and current officers and directors have been named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche. The actions, which were consolidated, allege fraud and other violations of the federal securities laws and seeks monetary damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company will pay to the plaintiffs' class $6,500,000 in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. The settlement is subject to preparation and execution of final documentation and court approval. The Company believes that the proposed settlement is fair, reasonable and adequate and accordingly should be approved by the court, and as a result believes it is probable that the settlement will be approved by the court and completed on the terms agreed to in principle. On August 15, 2000, the United States District Court provided, by way of a Notice Order, preliminary approval of the proposed settlement and set a Settlement Hearing to be held on November 14, 2000. Accordingly in the fourth quarter of fiscal 2000 the Company accrued the $6,500,000 settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. However, there can be no assurance that the settlement will be approved and completed. In the event the settlement is not completed, the Company intends to vigorously defend itself; however, absent such settlement, the Company cannot currently predict the ultimate outcome of this matter, and an unfavorable resolution of these actions could have a material adverse effect on the Company's financial position, results of operations and liquidity.

         Throughout the first six months of fiscal 2001 and as of July 31, 2000, the Company had no external source of financing, and has operated on the cash balances created by the excess of collections on installment loans over the investment in new loans and the cash proceeds received from the sale of loans. The Company's pending litigation and regulatory investigations may limit its ability to obtain external financing.

         The Company, through its wholly-owned subsidiary, ARAC, Inc., owns certain real property which consists of two four-story, 55,000 square foot office buildings and approximately ten and one-half acres of land located in Solon, Ohio (the "Solon Real Property"). On June 28, 2000, the Company received an indication of interest from PVF Capital Corp., an Ohio corporation ("PVF") to purchase the Solon Real Property. On August 23, 2000, an Agreement of Purchase and Sale was entered into between PVF and ARAC, Inc. for the sale of the Solon Real Property to PVF at a gross sales price of $8,700,000 cash at closing (less brokers' fees, pro-rated real estate taxes, adjustments attributable to tenant leases, and costs and fees of closing), and the sale was closed on September 1, 2000. The transaction resulted in a gain of approximately $2,800,000, which the Company will report in the quarter ending October 31, 2000. Concurrent with the close, the Company entered into a lease agreement for office space located within the Solon Real Property. The lease agreement provides the Company office space on a rent-free basis for the period September 1, 2000 through December 31, 2000 and at a monthly rental of $17,300 for the period January 1, 2001 through December 31, 2001. The Company may terminate the lease agreement at any time upon thirty days prior written notice to PVF.

         The Company's Board of Directors is considering various additional strategic business alternatives, including but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. However, the Board presently may not consummate any such transaction due to an Order Maintaining Status Quo entered by the Delaware Chancery Court in connection with the litigation Mr. Frankino filed in April 2000 unless the parties to the status quo agree, or if the Court, upon motion, approves the transaction. See Note F of Notes to Condensed Consolidated Financial Statements. In addition, the Company's current lack of external financing sources may limit its ability to pursue such alternatives. In the interim, the Company will use the income from the investment of its cash, together with the cash equivalents and marketable securities themselves, to pay operating expenses and existing liabilities. The Company has cash equivalents and marketable securities (excluding restricted cash of approximately $6,800,000) of approximately $76,500,000 at September 1, 2000, and it believes that such cash equivalents and marketable securities and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities.

RESULTS OF OPERATIONS
---------------------

         INTEREST INCOME FROM LOANS: The Company's loan investments resulted from purchases of installment loans at discounts from the face or contractual amount. Those discounts reflected both (i) an element of interest income that the Company sought to earn on its investment in the loans, and (ii) the Company's assessment, at the time of purchase, that a portion of the loans it purchased were impaired in that the loans would not be repaid in accordance with their contractual terms.

         At the time of purchase, the Company grouped loans into loan pools that it believed would have common future cash flow characteristics, on the basis of possessing similar contractual and risk characteristics. Loans were initially recorded at the cost to purchase the loans, adjusted for any net loan origination fees and related direct incremental loan origination costs. At the time of purchase, the Company's net initial investment in the loans was recorded by establishing as the "gross finance receivable" the contractual cash flows (including contractual interest) to which the Company was entitled, which was offset by the difference between the gross finance receivable and the net initial investment, which was segregated into two components: (i) unearned income, which represented the difference between the net initial investment and the Company's estimate of the future cash flows from the gross finance receivable and (ii) a credit loss discount, which represented the difference between the Company's estimate of the future cash flows from the gross finance receivable and its contractual cash flows.

         Unearned income was recognized as income over the life of the loans on the interest method, using for each pool of loans the interest rate that reflected the difference between the Company's net investment in the loans and its estimate of the future cash flows therefrom as determined at the time of the loan purchase. The Company's net investment in each loan pool included its net initial investment, any interest income recognized but not yet collected, reduced by collections and any previously recorded allowance for credit losses.

         Interest income from loans declined to $404,000 for the six months ended July 31, 2000 from $3,786,000 for the same period of fiscal 2000, representing a decline of 89.3%. The decline was due to the sale of substantially all of the Company's loans in March 2000. All loans which were accruing interest income were sold in the first quarter of fiscal 2001, as a result of which the Company had no interest income from loans for the three months ended July 31, 2000.

         INTEREST INCOME FROM INVESTMENTS: Interest income from investments included in this line item is principally the interest earned on the Company's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments increased to $1,304,000 and $2,284,000 for the three and six months ended July 31, 2000 as compared to $480,000 and $905,000 for the same periods of fiscal 2000. The increases were due to an increase in the weighted average investment balances to $72,592,000 and $68,309,000, for the three and six month periods ended July 31, 2000 from $38,216,000 and $36,113,000 for the same periods of fiscal 2000, as well as an increase in the average interest rate to 7.1% and 6.7% compared to 5.1% and 5.2% for the three and six month periods ended July 31, 2000 and July 31, 1999, respectively. The Company's investments in marketable securities increased in fiscal 2001 as the result of the investment of the proceeds from the sale of its loans.

         PROVISION FOR CREDIT LOSSES: The Company's methodology for determining the allowance for credit losses was to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS
118), "Accounting by Creditors for Impairment of a Loan." On a continual basis the Company reviewed its estimates of future cash flows for its loan pools. Such estimates were revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that served as the basis for predicting future loan performance. The Company's net investment in each loan pool was compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company was recognizing interest income on that pool of loans. Where the estimated cash flows had been revised downward and, as a result, such a comparison reflected an excess of the investment over the present value of the future cash flows, the Company recorded an allowance for credit losses by a charge to expense, and also reduced unearned income by a reclassification to the credit loss discount so that future interest income would reflect the same original annual interest rate on the net investment in the loan pool. In those instances where a revised estimate of future cash flows indicates an increase in estimated cash flows over the previous estimate, the Company first reversed into income any previously recorded provision for credit losses, and then increased the rate at which future interest income is recognized by a reclassification from the credit loss discount to unearned income.

         The Company recorded a reversal into income of previously recorded credit losses of $1,022,000 for the six months ended July 31, 2000 as compared to $186,000 for the six months ended July 31, 1999. In determining the allowance for credit losses, the Company used weighted average estimates of future cash flows from its loans expressed as a percentage of the contractual amounts receivable, which was approximately 58% at February 29, 2000 (prior to the sales of the loans as described above) and 57.7% at July 31, 1999. The Company recorded a reversal with income of previously recorded credit losses of $166,000 for the three months ended July 31, 2000 as a result of cash receipts from loans previously charged-off.

         LOSS ON SALE OF LOANS: During the first six months of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $5,791,000 in actual cash collections on the loans during the six months ended July 31, 2000. The sales of the loans resulted in an aggregate loss of $1,709,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.

         The Company is pursuing the sale of the remaining charged-off portfolio and anticipates completing the sale by the end of the fiscal year ending January 31, 2001.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses decreased to $156,000 and $1,439,000 for the three and six month periods ended July 31, 2000 from $2,653,000 and $5,726,000 for the same periods of fiscal 2000.

         Operating expenses decreased as a result of a reduction in personnel costs and the cessation of loan underwriting, processing and collection operations upon the Company's sales of its loans. Additionally, certain personnel and occupancy costs historically associated with the loans operations, but which the Company continues to incur, have since April 2000 been classified as general and administrative expenses.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses are more fixed in nature than operating expenses. General and administrative expenses decreased to $2,494,000 for the six months ended July 31, 2000, from $2,593,000 for the same period of fiscal 2000. For the three months ended July 31, 2000 general and administrative expenses increased to $1,269,000 from $1,087,000 for the second quarter of fiscal 2000. The expense levels remained substantially unchanged as the result of the offsetting effects of (i) personnel reductions (ii) reduction in expenses for professional services (iii) the previously discussed change in the classification (from operating expense to general and administrative expenses) of certain costs and
(iv) the reduction of the fiscal 2000 expenses (with no similar reduction in fiscal 2001) from a credit recorded when the Company was able to settle certain state tax liabilities at amounts less than initially estimated.

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

Frankino that commenced in April 2000, and additional costs in excess of that initial estimate will be expensed as incurred or as such estimate is revised. At July 31, 2000 the Company has accrued an aggregate of $8,944,000, representing
(i) the accrual of the costs of the settlement of the class action litigation, as discussed above, (ii) an estimate of the legal costs to be incurred in responding to the investigations described above, and (iii) an estimate of the costs to be incurred in the litigation with Mr. Frankino. Included in the results of operations for the three and six months ended July 31, 2000 and 1999, respectively, are the following costs (in thousands):


                                                Three Months Ended                    Six Months Ended
                                                      July 31,                             July 31,
                                           -----------------------------        -----------------------------
                                              2000              1999               2000             1999
                                           -----------       -----------        -----------      ------------

Legal costs relating to litigation matters      $ 350             $ 583            $ 3,299           $ 1,318
Crisis management consulting                       57             1,081                116             1,631
Fees for special independent audits                 -               182                  -               523
Financing fees                                      -               (17)                 -               258
Costs of special investigations                     -               202                  -               255
                                           -----------       -----------        -----------      ------------
   Total                                        $ 407           $ 2,031            $ 3,415           $ 3,985
                                           ===========       ===========        ===========      ============


         WRITE-DOWN OF ASSETS HELD FOR SALE: The Company has certain investments in affordable housing projects which previously the Company had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of fiscal 2000, the Company committed to a plan to sell the investments and recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During the quarter ended July 31, 2000 the Company reduced its original estimate of the fair value of the investments to $5,003,000, primarily due to the expiration of certain tax credits, and as a result recorded an additional write-down of $602,000. The Company expects to complete the sale by the end of the third quarter of fiscal 2001 and future operating results could be affected by revisions of the estimates of the fair value or selling cost for the investments, which changes could be material due to the uncertainties inherent in the estimation process.

         During the fourth quarter of fiscal 2000, the Company also committed to plans to sell certain real estate investments. During the quarter ended July 31, 2000, the Company revised its original estimate of the fair value, less estimated costs to sell, of the real estate and as a result recorded a write-down of $121,000.

         DISCONTINUED OPERATIONS: Prior to fiscal 1997 the Company was also engaged in the automobile rental business, including the subsequent sale of cars when retired from its rental fleet. The automobile rental operations, conducted under the names Agency Rent-A-Car, Altra Auto Rental and Automate Auto Rental, rented vehicles principally on a short-term basis to the insurance replacement market. The Company disposed of its rental fleet and this operation in fiscal 1996 through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by the Company. National Motors was a company owned dealership which sold vehicles retired from the rental fleet. The Company discontinued the operations of National Motors in fiscal 1997.

         The fiscal 2001 income of $676,000 represents the reversal of previously recorded expense relating to the self-insurance claims liabilities due to the favorable settlement of certain claims. The Company's aggregated self-insurance claims liability of $2,425,000 as of July 31, 2000 is subject to further revision as new information is available, and such revisions may be material due to the uncertainties inherent in the estimation process.

         INCOME TAXES: Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the three and six month periods ended July 31, 2000 and July 31, 1999. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         During the first six months of fiscal year 2001, the Company used $6,801,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed revenues from operations. The Company generated $7,837,000 in cash flows from investing activities principally as the result of $24,187,000 of cash flows from the sales of loans and $5,387,000 from principal collected on loans offset by the net investment in marketable securities of $20,107,000. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $55,351,000 at July 31, 2000.

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

         The Company believes that the cash equivalents (excluding restricted cash of approximately $6,800,000) and marketable securities of approximately $76,500,000 at September 1, 2000, and the investment income therefrom will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending civil litigation and investigations, and fund its activities through January 31, 2001. However, as previously discussed, the Company's lack of external financing sources and the Order Maintaining Status Quo may limit its ability to pursue strategic business alternatives being considered by Board of Directors. Such limitations may have an adverse impact on the Company's financial position, results of operations and liquidity.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which addresses certain revenue recognition issues. The guidance in SAB No. 101 must, for the Company, be applied in the quarter ending January 31, 2001. The Company does not believe that the application of the guidance in SAB No. 101 will have a material affect on its financial statements.

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

         As of July 31, 2000 the Company has mutual fund investments with a market value of $1,106,000. Those mutual funds generally invest in equity securities, and as a result such investments are subject to equity price risk.

         As of July 31, 2000, the Company has certain investments in marketable debt securities. Those marketable debt securities are subject to interest rate risk. The table below provides, for those marketable debt securities, principal cash flows and related weighted average interest rates by expected maturity dates (dollars in thousands):

                                      Expected Maturity Date
                                        2000 through 2005         After 2005
                                       --------------------     ----------------

Fixed rate debt securities

  U.S. Government Agency
     mortgage-backed obligations        $           -                 $ 16,640
  Average interest rate                                                  8.35%

  Mortgage-backed securities            $           -                 $  2,233
  Average interest rate                                                  8.25%


         As of July 31, 2000 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

PART II.       OTHER  INFORMATION
ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               a)       EXHIBITS

               27  Financial Data Schedule

               b)  REPORTS ON FORM 8-K

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

                                        NATIONAL AUTO CREDIT, INC.

Date:     September 13, 2000                 By:   /s/ David L. Huber
      -------------------------                  -------------------------------
                                             David L. Huber
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Principal Financial Officer)

                                             By:   /s/ Sean P. Maroney
                                                 -------------------------------
                                             Sean P. Maroney
                                             Director of Financial Reporting