Form 10-Q
period 2000-10-31
NATIONAL AUTO CREDIT INC /DE
filed 2000-12-14
CIK 1004981

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

             For the quarterly period ended    OCTOBER 31, 2000
                                           --------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -----     SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______ to ______

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

                      30000 AURORA ROAD, SOLON, OHIO 44139
                      -------------------------------------
              (Address of principal executive offices and zip code)

                                 (440) 349-1000
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X___    No______

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

         As of November 30, 2000 there were 13,732,071 shares of Common Stock, $.05 par value, outstanding.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements                                                1

          Report of Independent Certified Public Accountants                  1

          Condensed Consolidated Balance Sheets as of
          October 31, 2000 and January 31, 2000                               2

          Condensed Consolidated Statements of Operations for the
          Three Months and Nine Months Ended October 31, 2000 and 1999        3

          Condensed Consolidated Statements of Stockholders' Equity and
          Comprehensive Income for the Nine Months Ended October 31, 2000     4

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended October 31, 2000 and 1999                     5

          Notes to Condensed Consolidated Financial Statements                6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      13


Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                                        21


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                   22


Signatures                                                                   23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet and stockholders' equity and comprehensive income of National Auto Credit, Inc. and its subsidiaries as of October 31, 2000, and the related condensed consolidated statements of operations for each of the three and nine month periods ended October 31, 2000 and 1999, and cash flows for each of the nine-month periods ended October 31, 2000 and 1999. The financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with accounting standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
December 11, 2000

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      October 31,  January 31,
                                                                         2000          2000
                                                                       ---------    ---------

ASSETS
Cash and cash equivalents                                              $  74,599    $  54,333
Marketable securities (Note B)                                             8,295            -
Installment loans, net (Note C)                                                -       29,306
Investment in AFC (Note D)                                                 9,985            -
Property and equipment, net of accumulated depreciation
  of $1,775, and $5,219, respectively (Note E)                               895        7,677
Assets held for sale (Note F)                                              6,138        6,861
Income taxes refundable                                                    3,663        3,664
Other assets                                                               1,217        2,121
                                                                       ---------    ---------
TOTAL ASSETS                                                           $ 104,792    $ 103,962
                                                                       =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Self-insurance claims                                                  $   1,678    $   4,089
Accrued income taxes                                                       2,298        2,926
Other liabilities                                                         12,774       13,068
                                                                       ---------    ---------
                                                                          16,750       20,083

COMMITMENTS AND CONTINGENCIES (Note G)                                         -            -


STOCKHOLDERS' EQUITY
Preferred stock - $.05 par value,
  authorized 2,000,000 shares, issued 100 and 0 shares, respectively           -            -
Common stock - $.05 par value
  authorized 40,000,000 shares, issued 36,710,907 and
  29,963,301 shares, respectively                                          1,836        1,498
Additional paid-in capital                                               173,073      166,139
Retained deficit                                                         (79,972)     (69,104)
Accumulated other comprehensive income                                       (57)           -
Treasury stock, at cost, 1,957,945 and 4,195,598
   shares, respectively                                                   (6,838)     (14,654)
                                                                       ---------    ---------
                                                                          88,042       83,879
                                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 104,792    $ 103,962
                                                                       =========    =========




See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    Three Months Ended      Nine Months Ended
                                                       October 31,              October 31,
                                                   --------------------    --------------------
                                                     2000        1999        2000        1999
                                                   --------    --------    --------    --------

REVENUE
     Interest income from loans                    $      -    $  1,530    $    404    $  5,316
     Interest income from investments                 1,234         576       3,518       1,481
     Income from AFC investment                         173           -         233           -
     Other income                                         -          42         123         129
                                                   --------    --------    --------    --------
          Total                                       1,407       2,148       4,278       6,926

COSTS AND EXPENSES
     Provision for credit losses                       (161)     (3,000)     (1,183)     (3,186)
     Loss on sale of loans                                -           -       1,709           -
     Operating                                          138       2,621       1,577       8,347
     General and administrative                       1,410       1,309       3,904       3,902
     Litigation and non-recurring charges             2,875       1,657       6,290       5,642
     Gain on sale of property (Note E)               (2,868)          -      (2,868)          -
     Cost related to purchase of shares                   -         724           -       2,224
     Write-down of assets held for sale (Note F)          -           -         874           -
     Write-off of option (Note D)                         -           -         500           -
                                                   --------    --------    --------    --------
          Total                                       1,394       3,311      10,803      16,929
                                                   --------    --------    --------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  13      (1,163)     (6,525)    (10,003)

     Provision for income taxes                           -           -           -           -
                                                   --------    --------    --------    --------

 INCOME (LOSS) FROM CONTINUING OPERATIONS                13      (1,163)     (6,525)    (10,003)

DISCONTINUED OPERATIONS, NET OF TAX                     383           -       1,059           -

                                                   --------    --------    --------    --------
NET INCOME (LOSS)                                  $    396    $ (1,163)   $ (5,466)   $(10,003)
                                                   ========    ========    ========    ========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
     Continuing operations                         $      -    $   (.04)   $   (.20)   $   (.35)
     Discontinued operations                            .01           -         .03           -
                                                   --------    --------    --------    --------
          Net earnings (loss) per share            $    .01    $   (.04)   $   (.17)   $   (.35)
                                                   ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
     Basic and diluted                               34,754      28,630      32,623      28,634
                                                   ========    ========    ========    ========





See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       NINE MONTHS ENDED OCTOBER 31, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                    Preferred Stock              Common Stock
                                ------------------------   -------------------------   Additional
                                                Par                         Par          Paid-In       Retained     Treasury
                                  Shares       Value          Shares       Value         Capital       Deficit       Stock
                                ------------ -----------   ------------- -----------  --------------  ----------- -------------


BALANCE,
JANUARY 31, 2000                          -     $     -      29,963,301     $ 1,498       $ 166,139    $ (69,104)     $ (14,654)

Net loss                                                                                                  (5,466)
Stock cancelled under
   benefit plans                                                (14,641)          -             (20)
Investment in AFC                       100           -       6,762,247         338           6,954       (5,402)         7,816
Other comprehensive
   income-unrealized loss
   on marketable securities                           -
                                ------------ -----------   ------------- -----------  --------------  ----------- -------------

Comprehensive income (loss)



BALANCE,
October 31, 2000                        100     $     -      36,710,907     $ 1,836       $ 173,073    $ (79,972)      $ (6,838)
                                ============ ===========   ============= ===========  ==============  =========== =============





                                 Accumulated
                                     Other                  Comprehensive
                                 Comprehensive                  Income
                                     Income      Total          (Loss)
                                ------------ -----------   -------------


BALANCE,
JANUARY 31, 2000                   $      -     $83,879

Net loss                                         (5,466)       $ (5,466)
Stock cancelled under
   benefit plans                                    (20)
Investment in AFC                                 9,706
Other comprehensive
   income-unrealized loss
   on marketable securities             (57)        (57)            (57)
                                ------------ -----------   -------------
Comprehensive income (loss)                                    $ (5,523)
                                                           =============
BALANCE,
October 31, 2000                   $    (57)    $88,042
                                ============ ===========


See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                  October 31,
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                   $ (5,466)      $(10,003)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                 753          1,033
   Income from AFC investment                                   (233)             -
   Provision for credit losses                                (1,183)        (3,186)
   Loss on sale of loans                                       1,709              -
   Gain on sale of property                                   (2,868)             -
   Write-down of assets held for sale                            874              -
 Changes in operating assets and liabilities:
   Accrued income tax paid                                      (627)            (2)
   Other liabilities                                            (208)        (3,182)
   Self-insurance claims                                      (2,411)        (1,153)
   Other operating assets and liabilities, net                 1,300          1,046
                                                            --------       --------

    Net cash used in operating activities                     (8,360)       (15,447)
                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Principal collected on loans                                  5,548         50,877
 Proceeds from sale of loans                                  24,187              -
 Proceeds from sale of property                                8,606              -
 Purchase of loans                                                 -        (13,241)
 Investment in AFC                                              (872)             -
 Proceeds from AFC distribution                                  459              -
 Purchase of marketable securities                           (25,092)             -
 Proceeds from sale of marketable securities                  16,625              -
 Purchase of other property and equipment                        (71)          (947)
 Purchase of affordable housing investments                     (744)        (1,017)
                                                            --------       --------

    Net cash provided by investing activities                 28,646         35,672
                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of option to repurchase shares                           -           (276)
 Stock cancelled under benefit plans                             (20)           (31)
                                                            --------       --------

    Net cash used in financing activities                        (20)          (307)
                                                            --------       --------

 Increase in cash and cash equivalents                        20,266         19,918
 Cash and cash equivalents at beginning of period             54,333         32,109
                                                            --------       --------
 Cash and cash equivalents at end of period                 $ 74,599       $ 52,027
                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Interest paid                                              $      -       $     50
                                                            ========       ========
 Income taxes paid                                          $    627       $      2
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

         Cash and cash equivalents include restricted cash of $6,500,000 that was held in an escrow account pursuant to the Company's agreement in principle to settle the class action securities litigation. See Note G. Additionally, $300,000 is held in a "Rabbi Trust" pursuant to the Company's employment agreement with Allen Rice, its former President and Director.

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

         The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At October 31, 2000, all marketable debt and equity securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

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


NOTE B - MARKETABLE SECURITIES

         Marketable securities at October 31, 2000 are summarized as follows (in thousands):

                                                   Gross Unrealized
                                                   ----------------
                                          Cost     Gains     Losses  Fair Value
                                         ------    ------    ------  ----------

Debt securities
   U.S. Government Agency mortgage-
     backed obligations                  $4,992       $ -    $    6    $4,986
   Mortgage-backed securities             2,233        12         -     2,245
Equity securities - mutual funds          1,127         -        63     1,064
                                         ------    ------    ------    ------
     Total                               $8,352    $   12    $   69    $8,295
                                         ======    ======    ======    ======

         All marketable securities were classified as available for sale. All debt securities mature after 2010, however, actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

         Proceeds from the sale of the marketable securities were $16,625,000 for the nine months ended October 31, 2000. Gross realized gains and losses for the three and nine month periods ended October 31, 2000 were not material.


NOTE C - INSTALLMENT LOANS, NET

         During the first six months of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $5,952,000 in actual cash collections on the loans during the nine months ended October 31, 2000. The sales of the loans resulted in an aggregate loss of $1,709,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - INVESTMENT IN AFC

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading Entertainment, Inc. ("Reading") for 8,999,900 shares of the Company's common stock (which included 2,237,653 shares issued from treasury stock) and 100 shares of Series A Preferred Stock. The Company repurchased the 100 Shares Series A Preferred Stock back from Reading on November 3, 2000. See Note H.

         AFC is currently owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc. (wholly-owned subsidiary of Citadel Holding Corporation). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. In the quarter ended July 31, 2000, the options lapsed without being exercised by the Company and the $500,000 paid to acquire them was charged to expense.

         The Company's initial investment of $11,078,000 was comprised of (i) the 9,000,000 shares issued, valued at $1.08 per share on the basis of the average price quoted by the OTC Bulletin Board for the period immediately preceding April 5, 2000, (ii) transaction costs, and (iii) the $500,000 paid for one of the options. The investment exceeds the Company's share of the net assets of AFC by approximately $5,600,000, which is being treated as goodwill and will be amortized on the straight-line method over 20 years. The Company uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three and nine months ended October 31, 2000, the Company recorded income of $173,000 and $233,000 representing its share of AFC's net income for the three and six months ended September 30, 2000, respectively.

NOTE E - PROPERTY AND EQUIPMENT

         The Company, through its wholly-owned subsidiary, ARAC, Inc., owned certain real property which consisted of two four-story, 55,000 square foot office buildings and approximately ten and one-half acres of land located in Solon, Ohio (the "Solon Real Property"). On June 28, 2000, the Company received an indication of interest from PVF Capital Corp., an Ohio Corporation ("PVF") to purchase the Solon Real Property. On August 23, 2000, an Agreement of Purchase and Sale was entered into between PVF and ARAC, Inc. for the sale of the Solon Real Property to PVF at a gross sales price of $8,700,000 cash at closing (less brokers' fees, pro-rated real estate taxes, adjustments attributable to tenant leases, and cost and fees of closing), and the sale was closed on September 1, 2000. The transaction resulted in a gain of $2,868,000. Concurrent with the closing the Company entered into a lease agreement for office space located within the Solon Real Property. The lease agreement provides the Company office space on a rent-free basis for the period September 1, 2000 through December 31, 2000 and at a monthly rental of $17,300 for the period January 1, 2001 through December 31, 2001. The Company may terminate the lease agreement at any time upon thirty days prior written notice to PVF.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - ASSETS HELD FOR SALE

           Assets held for sale are as follows (in thousands):


                                                       October 31,  January 31,
                                                          2000         2000
                                                         ------       ------

Affordable housing investments                           $5,003       $5,605
Developed real estate                                       585          616
Undeveloped real estate subject to a ground lease           550          640
                                                         ------       ------
     Total                                               $6,138       $6,861
                                                         ======       ======


            The limited partner investments in affordable housing projects were, until the fourth quarter of fiscal 2000, held for the generation of benefits in the form of tax credits as well as the receipts of cash distributions from the operation of the projects. During the fourth quarter of fiscal 2000, the Company committed to a plan to sell the investments. As a result, the Company recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During the quarter ended July 31, 2000, the Company reduced its original estimate of the fair value of the investments to $5,003,000, primarily due to the expiration of certain tax credits, and as a result recorded an additional write-down of $602,000. As a limited partner in the affordable housing projects, the Company is required as of October 31, 2000 to make future contributions of $1,046,000, plus interest at an average rate of 8.9% per annum, in varying amounts during the fiscal years ended January 31, 2002 and 2003 of $614,000 and $432,000, respectively.

           During the fourth quarter of fiscal 2000, the Company also committed to plans to sell certain real estate investments. During the quarter ended July 31, 2000, the Company revised its original estimate of the fair value, less estimated costs to sell, of the real estate and as a result recorded a write-down of $121,000.


NOTE G - COMMITMENTS AND CONTINGENCIES

              In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

         The Company and certain of its former officers and directors were named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio (Eastern Division) subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche, LLP ("Deloitte & Touche"). The actions, which were consolidated as Case Number 1:98:CV0264, allege fraud and other violations of the federal securities laws and sought money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices.

             In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company would pay to

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - COMMITMENTS AND CONTINGENCIES (cont.)

the plaintiff's class $6,500,000 in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. In the fourth quarter of fiscal 2000, the Company accrued the $6,500,000 settlement amount together with an estimate of the legal fees that would be incurred in completing the settlement. Pursuant to the agreement in principle, on June 8, 2000 the Company transferred $6,500,000 to an interest-bearing escrow account. On August 15, 2000, the United States District Court for the Northern District of Ohio (Eastern Division) provided, by way of a Notice Order, preliminary approval of the proposed settlement and set a Settlement Hearing to be held in November 2000. On November 28, 2000, the District Court considered the fairness of the settlement and provided, by way of a Final Judgment and Order, final approval of the settlement. As a result of the Final Judgment and Order dated November 28, 2000, the escrow funds, consisting of $6,500,000 and accrued interest, were relinquished to a third party claims administrator who is responsible for ultimate distribution of the funds (less court approved expenses of $159,000 and plaintiff's attorneys fees of $1,975,000) to the members of the class.

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

         Certain disputes and differences between Samuel J. Frankino ("Mr. Frankino") and the Company resulted in litigation styled National Auto Credit, Inc. v. Sam J. Frankino, C.A. No. 17973 and Sam J. Frankino v. David L. Huber, et al., C.A. No. 17984 in the Court of Chancery of the State of Delaware (the "Actions"). The pendency of the Actions was previously disclosed.

         On November 3, 2000, the Company entered into a Settlement Agreement and Release (Including Agreement for Sale of Shares) with Mr. Frankino and certain related parties ("Frankino Parties") and certain directors of the Company (the "Settlement Agreement") which among other things settled all of the Actions and resulted in the repurchase by the Company of all of the Company securities held by the Frankino Parties and certain directors. In conjunction with the settlement of the above-referenced litigation, the parties to the Actions, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton (the "Former Directors"), exchanged general releases.

         Under the terms of the Settlement Agreement, the Company (i) repurchased an aggregate of 15,743,012 shares of common stock of the Company owned by the Frankino Parties for a total purchase price of $35,340,000, or $2.245 per share of common stock, (ii) agreed to repurchase an aggregate of 120,348 shares of common stock of the Company owned by certain Former Directors for a total purchase price of $181,000 (such repurchase of the 120,348 shares has not closed as of December 11, 2000), or $1.50 per share of common stock,
(iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,012,000 and (iv) the Frankino Parties and the Former Directors agreed to certain standstill and related restrictions regarding their future involvement with the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - COMMITMENTS AND CONTINGENCIES (cont.)

         In accordance with the terms of the Settlement Agreement, Mr. Frankino, Lorraine Dodero, William Maund, William Dodero and Robert Upton resigned positions as directors of the Company on November 3, 2000, immediately following the execution of the Settlement Agreement.

         As a result of the Settlement Agreement, On November 3, 2000, the Actions were dismissed and the Status Quo Order was lifted. Messrs. Gleason and Marshall reclaimed positions as directors of the Company.

         As a result of the repurchases of shares of common stock under the Settlement Agreement, the Company will charge to expense in the fourth quarter of fiscal 2001 approximately $25,000,000, representing the excess of the amount paid under the Settlement Agreement over the market value of the shares repurchased.

         In fiscal 1998, following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting and underwent changes in management. The Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of fiscal 2001, the Company accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional costs in excess of that initial estimate were expensed as incurred or as such estimate was revised. At October 31, 2000, the Company has accrued an aggregate of $9,688,000, representing (i) the accrual of costs of the settlement of the class action litigation, as discussed above, (ii) an estimate of the legal costs to be incurred in responding to the investigations described above, and (iii) an estimate of the costs to be incurred in completing the settlement with the Frankino Parties. Included in the results of operations for the nine months ended October 31, 2000 and 1999, respectively, are the following costs (in thousands):

                                               Nine Months Ended October 31,
                                               -----------------------------
                                                2000                   1999
                                               ------                 ------

Legal costs relating to litigation matters     $5,799                 $2,115
Crisis management consulting                      116                  2,362
Fees for special independent audits                 -                    523
Financing fees                                      -                    371
Costs of special investigations                     -                    268
Other                                             375                      3
                                               ------                 ------
     Total                                     $6,290                 $5,642
                                               ======                 ======




NOTE H - SUBSEQUENT EVENT

          As discussed in Note G, on November 3, 2000, the Company and the Frankino Parties entered into a Settlement Agreement pursuant to which, among other things, the Company repurchased or agreed to repurchase an aggregate of 15,863,360 shares of common stock, the Frankino Parties and the Company exchanged certain releases and the Frankino Parties and the Former Directors agreed to certain standstill and related restrictions regarding their future involvement with the Company.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - SUBSEQUENT EVENT (cont.)

         Simultaneously with the execution and closing of the Settlement Agreement, the Company executed and closed a Stock Purchase and Standstill Agreement (the "Reading Agreement") with Reading Entertainment, Inc., a Nevada corporation ("Reading"), FA, Inc., a Nevada corporation and a wholly-owned subsidiary of Reading ("FA"), Citadel Holding Corporation, a Nevada corporation ("Citadel"), and Craig Corporation, a Nevada corporation ("Craig" and, collectively with Reading, FA and Citadel, the "Reading Stockholders"). Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Company common stock and 100 shares of Series A Convertible Preferred Stock, par value $.05 per share.

         Under the terms of the Reading Agreement (i) the Company repurchased from FA 5,277,879 shares of common stock of the Company and all 100 of Series A Convertible Preferred Stock for an aggregate purchase price of $7,917,000, or $1.50 per share, plus $552,000 representing interest accruing from April 5, 2000 to the date of the consummation of the transaction contemplated by the Reading Agreement at the simple annual rate of twelve percent (12%), (ii) the Company and the Reading Stockholders agreed to certain standstill restrictions, voting arrangements, corporate governance and related matters, and (iii) the Reading Stockholders may nominate two designees for the election to the Board of Directors of the Company. Pursuant to the terms of the Reading Agreement, Messrs. James J. Cotter and Scott A. Braly were so elected to the Company's Board of Directors at a special meeting of the Board held on November 3, 2000. As a result of this repurchase, the repurchase under the Settlement Agreement and upon the repurchase of the remaining 120,348 shares from certain Former Directors of the Company, as contemplated by the Settlement Agreement, the Reading Stockholders will own an aggregate of thirty-three percent (33%) of the issued and outstanding shares of the Company's common stock, on a fully diluted basis.

         As a result of the repurchases of shares of common stock under the Reading Agreement, the Company will charge to expense in the fourth quarter of fiscal 2001 approximately $5,000,000, representing the excess of the amount paid for the shares repurchased under the Reading Agreement over their market value.

         The repurchases under the Settlement Agreement and Reading Agreement result in a "change in control" for the purposes of the Internal Revenue Code. As a result, the use of the Company's net operating loss carryforwards to offset any future taxable income and tax credit carryforwards to offset any future income taxes will become subject to an annual limitation. The Company has not yet computed the limitation amount, but estimates that the limitation will significantly reduce the Company's ability to offset any future taxable income or income taxes with such carryforwards.

         As a result of these two transactions, there will be 13,611,723 Company common shares outstanding.

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

         During the first six months of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $5,952,000 in actual cash collections on the loans for the nine months ended October 31, 2000. The sales of the loans resulted in an aggregate loss of $1,709,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company. In each of the sale transactions, the buyer was an independent party that did not have a material relationship with the Company, any affiliate of the Company, any director or officer of the Company or any associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

         Following its disposition of these automobile installment loans, the Company's assets consisted principally of money market funds, commercial paper, government securities and other short-term, highly liquid investments.

         On April 5, 2000, the Company purchased a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading for 8,999,900 shares of the Company's common stock (which included 2,237,653 shares issued from treasury stock) and 100 shares of Series A Preferred Stock (representing 100% of the Class of Series A Convertible Preferred Stock outstanding). The Company repurchased the 100 Shares of Series A Preferred Stock back from Reading on November 3, 2000. See Note H of Notes to Condensed Consolidated Financial Statements.

         AFC is currently owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc. (wholly-owned subsidiary of Citadel Holding Corporation). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

         The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. In the quarter ended July 31, 2000, the options lapsed without being exercised by the Company and the $500,000 paid to acquire them was charged to expense.

         The Company uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the nine months ended October 31, 2000, the Company recorded income of $233,000 representing its share of AFC's net income for the six months ended September 30, 2000.

         The Company, through its wholly-owned subsidiary, ARAC, Inc., owned certain real property which consisted of two four-story, 55,000 square foot office buildings and approximately ten and one-half acres of land located in Solon, Ohio (the "Solon Real Property"). On June 28, 2000, the Company received an indication of interest from PVF Capital Corp., an Ohio corporation ("PVF") to purchase the Solon Real Property. On August 23, 2000, an Agreement of Purchase and Sale was entered into between PVF and ARAC, Inc. for the sale of the Solon Real Property to PVF at a gross sales price of $8,700,000 cash at closing (less brokers' fees, pro-rated real estate taxes, adjustments attributable to tenant leases, and costs and fees of closing), and the sale was closed on September 1, 2000. The transaction resulted in a gain of $2,868,000. Concurrent with the close, the Company entered into a lease agreement for office space located within the Solon Real Property. The lease agreement provides the Company office space on a rent-free basis for the period September 1, 2000 through December 31, 2000 and at a monthly rental of $17,300 for the period January 1, 2001 through December 31, 2001. The Company may terminate the lease agreement at any time upon thirty days prior written notice to PVF.

         During fiscal 2000 the Company reduced its staffing levels from approximately 250 employees at January 31, 1999 to approximately 100 employees at January 31, 2000. In fiscal 2001, the Company has undertaken further personnel reductions, principally as the result of the sale of its loans and the cessation of its loan underwriting, processing and collection operations, and as of October 31, 2000 has reduced its staff level to approximately 30 employees. The Company estimates that at this staffing level its recurring payroll, benefit, occupancy and other general and administrative costs are approximately $350,000 per month. The Company plans to fund these expenses from the interest earned on its money market, commercial paper and government securities investments, which currently are invested at a weighted average yield of approximately 7.0 %. The estimated costs excludes costs the Company may incur as a result of the Company's Board of Directors pursuing various strategic business alternatives, including but not limited to the purchase of one or more existing operating businesses or the entry into one or more businesses.

         For the nine months ended October 31, 2000, the Company incurred a net loss of $5,466,000, primarily as the result of a 38.2% decline in revenues to $4,278,000, losses on the sale of loans of $1,709,000 and the incurrence of costs of $6,290,000 associated with certain litigation and non-recurring charges, as discussed below. For the three months ended October 31, 2000, the Company had net income of $396,000, principally as the result of a gain of $2,868,000 on the sale of property offset by expenses of $2,875,000 for litigation and non-recurring charges and a 34.5% decline in revenues from $2,148,000 to $1,407,000. For both the three and nine months ended October 31, 2000, the declines in revenues reflected the decline in interest income from loans, as the result of the decline in the size of the Company's loan portfolio and the eventual sale of substantially all of the loan portfolio in the first and second quarters of fiscal 2001, offset by increases in interest earned from the investment of the cash proceeds from the sale of the loans.

         The Company and certain of its former officers and directors were named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio (Eastern Division) subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche, LLP ("Deloitte & Touche"). The actions, which were consolidated as Case Number 1:98:CV0264, allege fraud and other violations of the federal securities laws and sought money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices.

         In April 2000, the Company and the class action plaintiff's representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company would pay to the plaintiff's class $6,500,000 in consideration for, among other things, the release of all defendants from liability. The settlement is not an admission of liability by any party. In the fourth quarter of fiscal 2000, the Company accrued the $6,500,000 settlement amount together with an estimate of the legal fees that would be incurred in completing the settlement. Pursuant to the agreement in principle, on June 8, 2000 the Company transferred $6,500,000 to an interest-bearing escrow account. On August 15, 2000, the United States District Court for the Northern District of Ohio (Eastern Division) provided, by way of a Notice Order, preliminary approval of the proposed settlement and set a Settlement Hearing to be held in November 2000. On November 28, 2000, the District Court considered the fairness of the settlement and provided, by way of a Final Judgment and Order, final approval of the settlement. As a result of the Final Judgment and Order dated November 28, 2000, the escrow funds, consisting of $6,500,000 and accrued interest, were relinquished to a third party claims administrator who is responsible for ultimate distribution of the funds (less court approved expenses of $159,000 and plaintiff's attorneys fees of $1,975,000) to the members of the class.

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

         Certain disputes and differences between Samuel J. Frankino ("Mr. Frankino") and the Company resulted in litigation styled National Auto Credit, Inc. v. Sam J. Frankino, C.A. No. 17973 and Sam J. Frankino v. David L. Huber, et al., C.A. No. 17984 in the Court of Chancery of the State of Delaware (the "Actions"). The pendency of the Actions was previously disclosed.

         On November 3, 2000, the Company entered into a Settlement Agreement and Release (Including Agreement for Sale of Shares) with Mr. Frankino and certain related parties ("Frankino Parties") and certain directors of the Company (the "Settlement Agreement") which among other things settled all of the Actions and resulted in the repurchase by the Company of all of the Company securities held by the Frankino Parties and certain Directors. In conjunction with the settlement of the above-referenced litigation, the parties to the Actions, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton (the "Former Directors"), exchanged general releases.

         Under the terms of the Settlement Agreement, the Company (i) repurchased an aggregate of 15,743,012 shares of common stock of the Company owned by the Frankino Parties for a total purchase price of $35,340,000, or $2.245 per share of common stock, (ii) agreed to repurchase an aggregate of 120,348 shares of common stock of the Company owned by certain Former Directors for a total purchase price of $181,000 (such repurchase of the 120,348 shares has not closed as of December 11, 2000 ), or $1.50 per share of common stock,
(iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,012,000 and (iv) the Frankino Parties and the Former Directors agreed to certain standstill and related restrictions regarding their future involvement with the Company.

         As a result of the repurchases of shares of common stock under the Settlement Agreement, the Company will charge to expense in the fourth quarter of fiscal 2001 approximately $25,000,000 representing the excess of the amount paid under the Settlement Agreement over the market value of the shares repurchased.

         Simultaneously with the execution and closing of the Settlement Agreement, the Company executed and closed a Stock Purchase and Standstill Agreement (the "Reading Agreement") with Reading Entertainment, Inc., a Nevada corporation ("Reading"), FA, Inc., a Nevada corporation and a wholly-owned subsidiary of Reading ("FA"), Citadel Holding Corporation, a Nevada corporation ("Citadel"), and Craig Corporation, a Nevada corporation ("Craig" and, collectively with Reading, FA and Citadel, the "Reading Stockholders"). Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Company common stock and 100 shares of Series A Convertible Preferred Stock, par value $.05 per share.

         Under the terms of the Reading Agreement, (i) the Company repurchased from FA 5,277,879 shares of common stock of the Company and all 100 of Series A Convertible Preferred Stock for an aggregate purchase price of $7,917,000 or $1.50 per share, plus $552,000 representing interest accruing from April 5, 2000 to the date of the consummation of the transaction contemplated by the Reading Agreement at the simple annual rate of twelve percent (12%), (ii) the Company and the Reading Stockholders agreed to certain standstill restrictions, voting arrangements, corporate governance and related matters, and (iii) Reading Stockholders may nominate two designees for the election to the Board of Directors of the Company. Pursuant to the terms of the Reading Agreement, Messrs. James J. Cotter and Scott A. Braly were so elected to the Company's Board of Directors at a special meeting of the Board held on November 3, 2000. As a result of this repurchase, the repurchase under the Settlement Agreement and upon the repurchase of the remaining 120,348 shares from the Former Directors of the Company, as contemplated by the Settlement Agreement, the Reading Stockholders will own an aggregate of thirty-three percent (33%) of the issued and outstanding shares of the Company's common stock, on a fully diluted basis.

         As a result of the repurchases of shares of common stock under the Reading Agreement, the Company will charge to expense in the fourth quarter of fiscal 2001 approximately $5,000,000, representing the excess of the amount paid for the shares repurchased under the Reading Agreement over their market value.

         The repurchases under the Settlement Agreement and Reading Agreement result in a "change in control" for the purposes of the Internal Revenue Code. As a result, the use of the Company's net operating loss carryforwards to offset any future taxable income and tax credit carryforwards to offset any future income taxes will become subject to annual limitations. The Company has not yet computed the limitation amounts, but estimates that the limitations will significantly reduce the Company's ability to offset any future taxable income or income taxes with such carryforwards.

         As a result of these two transactions, there will be 13,611,723 Company common shares outstanding.

         The Company's Board of Directors is considering various additional strategic business alternatives, including but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. However, throughout the first nine months of fiscal 2001 and as of October 31, 2000, the Company had no external source of financing, and has operated on the cash balances created by the excess of collections on installment loans over the investment in new loans, the cash proceeds received from the sale of loans and the proceeds from the sale of property. The Company plans to pursue new debt, or equity financing, together with the cash equivalents and marketable securities themselves, for use in funding its strategic business alternatives, to pay operating expenses and existing liabilities. The Company's pending regulatory investigation and other factors may make obtaining such financing difficult so there can be no assurance that capital will be obtained from these sources. In the interim, the Company has cash equivalents and marketable securities of approximately $30,000,000 at November 30, 2000, and it believes that such cash equivalents and marketable securities and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities.


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

         Interest income from loans declined to $404,000 for the nine months ended October 31, 2000 from $5,316,000 for the same period of fiscal 2000, representing a decline of 92.4%. The decline was due to the sale of substantially all of the Company's loans in March 2000. All loans which were accruing interest income were sold in the first quarter of fiscal 2001, as a result of which the Company had no interest income from loans for the three months ended October 31, 2000.

         INTEREST INCOME FROM INVESTMENTS: Interest income from investments included in this line item is principally the interest earned on the Company's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments increased to $1,234,000 and $3,518,000 for the three and nine months ended October 31, 2000 as compared to $576,000 and $1,481,000 for the same periods of fiscal 2000. The increases were due to an increase in the weighted average investment balances to $72,504,000 and $69,919,000, for the three and nine month periods ended October 31, 2000 from $44,065,000 and $38,887,000 for the same periods of fiscal 2000, as well as an increase in the average interest rate being earned to 6.7% compared to 5.2% for the three and nine month periods ended October 31, 2000 and October 31, 1999, respectively. The Company's investments in marketable securities increased in fiscal 2001 as the result of the investment of the proceeds from the sale of its loans.

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

         The Company recorded a reversal into income of previously recorded credit losses of $1,183,000 for the nine months ended October 31, 2000 as compared to $3,186,000 for the nine months ended October 31, 1999. In determining the allowance for credit losses, the Company used weighted average estimates of future cash flows from its loans expressed as a percentage of the contractual amounts receivable, which was approximately 58% at February 29, 2000 (prior to the sales of the loans as described above) and 57.8% at October 31, 1999. The Company recorded a reversal into income of previously recorded credit losses of $161,000 for the three months ended October 31, 2000 as a result of cash receipts from loans previously charged-off.

         LOSS ON SALE OF LOANS: During the first six months of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $5,952,000 in actual cash collections on the loans during the nine months ended October 31, 2000. The sales of the loans resulted in an aggregate loss of $1,709,000. The loss includes the write-off of deferred loan origination assets and liabilities, computer equipment directly associated with the management of the loan portfolio, and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.

         The Company is pursuing the sale of the remaining charged-off portfolio and anticipates completing the sale by the end of the period ending April 30, 2001.

         OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs related to the Company's loan operations. Operating expenses decreased to $138,000 and $1,577,000 for the three and nine month periods ended October 31, 2000 from $2,621,000 and $8,347,000 for the same periods of fiscal 2000.

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

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses are more fixed in nature than operating expenses. General and administrative expenses increased slightly to $3,904,000 for the nine months ended October 31, 2000, from $3,902,000 for the same period of fiscal 2000. For the three months ended October 31, 2000 general and administrative expenses increased to $1,410,000 from $1,309,000 for the third quarter of fiscal 2000. The expense levels remained substantially unchanged as the result of the effects of (i) personnel reductions and (ii) reduction in expenses for professional services, offset by the effects of (iii) the previously discussed change in the classification (from operating expense to general and administrative expenses) of certain costs and (iv) the reduction of the fiscal 2000 expenses (with no similar reduction in fiscal 2001) from a credit recorded when the Company was able to settle certain state tax liabilities at amounts less than initially estimated.

                  LITIGATION AND NON-RECURRING CHARGES: In fiscal 1998, following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting, and underwent changes in management. The Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of fiscal 2001, the Company accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional costs in excess of that initial estimate were expensed as incurred or as such estimate was revised. At October 31, 2000, the Company has accrued an aggregate of $9,688,000, representing (i) the accrual of the costs of the settlement of the class action litigation, as discussed above, (ii) an estimate of the legal costs to be incurred in responding to the investigations described above, and (iii) an estimate of the costs to be incurred in completing the Settlement Agreement with the Frankino Parties.

Included in the results of operations for the three and nine months ended October 31, 2000 and 1999, respectively, are the following costs (in thousands):

                                             Three Months Ended   Nine Months Ended
                                                 October 31,         October 31,
                                              ----------------    ----------------
                                               2000      1999      2000      1999
                                              ------    ------    ------    ------

Legal costs relating to litigation matters    $2,500    $  797    $5,799    $2,115
Crisis management consulting                       -       731       116     2,362
Fees for special independent audits                -         -         -       523
Financing fees                                     -       113         -       371
Costs of special investigations                    -        13         -       268
Other                                            375         3       375         3
                                              ------    ------    ------    ------
   Total                                      $2,875    $1,657    $6,290    $5,642
                                              ======    ======    ======    ======

         WRITE-DOWN OF ASSETS HELD FOR SALE: The Company has certain investments in affordable housing projects which previously the Company had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of fiscal 2000, the Company committed to a plan to sell the investments and recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During the quarter ended July 31, 2000 the Company reduced its original estimate of the fair value of the investments to $5,003,000, primarily due to the expiration of certain tax credits, and as a result recorded an additional write-down of $602,000. The Company expects to complete the sale by the end of the first quarter of fiscal 2002 and future operating results could be affected by revisions of the estimates of the fair value or selling cost for the investments, which changes could be material due to the uncertainties inherent in the estimation process.

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

         The fiscal 2001 income of $1,059,000 represents the reversal of previously recorded expense relating to the self-insurance claims liabilities due to the favorable settlement of certain claims. The Company's aggregated self-insurance claims liability of $1,678,000 as of October 31, 2000 is subject to further revision as new information is available, and such revisions may be material due to the uncertainties inherent in the estimation process.

         INCOME TAXES: Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was 0% for the three and nine month periods ended October 31, 2000 and October 31, 1999. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of fiscal year 2001, the Company used $8,360,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed revenues from operations. The Company generated $28,646,000 in cash flows from investing activities principally as the result of $24,187,000 of cash flows from the sales of loans, $5,548,000 from principal collected on loans and $8,606,000 generated from the sale of property, offset by the net investment in marketable securities of $8,467,000. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $74,599,000 at October 31, 2000.

         During the nine months ended October 31, 1999, the Company used $15,447,000 from operating activities as the Company's payments for operating, general and administrative and litigation and non-recurring expenses continue to exceed interest income from the declining portfolio balance. The Company generated $35,672,000 in cash flows from investing activities principally as the result of $37,636,000 of cash flows generated from the net reduction in the size of its loan portfolio. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $52,027,000 at October 31, 1999.

         The Company believes that the cash and cash equivalents and marketable securities of approximately $30,000,000 at November 30, 2000, and the investment income therefrom will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending civil litigation and investigations, and fund its activities through January 31, 2001. However, as previously discussed, the Company's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by the Company's Board of Directors. Such limitations may have an adverse impact on the Company's financial position, results of operations and liquidity.


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

FORWARD-LOOKING STATEMENTS

         Various statements made in this Item 2 concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the Board of Directors to promptly determine what strategic business plan the Company should pursue, the failure of the Company to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions or any adverse action taken by the Securities and Exchange Commission that impedes the ability of the Company to pursue any desired plan of action.


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

         As of October 31, 2000 the Company has mutual fund investments with a market value of $1,064,000. Those mutual funds generally invest in equity securities, and as a result such investments are subject to equity price risk.

         As of October 31, 2000, the Company has certain investments in marketable debt securities. Those marketable debt securities are subject to interest rate risk. The table below provides, for those marketable debt securities, principal cash flows and related weighted average interest rates by expected maturity dates (dollars in thousands):


                                            Expected Maturity Date
                                    2000 through 2005      After 2005
                                    -----------------   -----------------

Fixed rate debt securities

  U.S. Government Agency
     mortgage-backed obligations              $ -             $5,000
  Average interest rate                                         8.00%

  Mortgage-backed securities                  $ -             $2,233
  Average interest rate                                         8.25%



         As of October 31, 2000 the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

PART II.       OTHER  INFORMATION

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               a)  Exhibits
                   --------

               27  Financial Data Schedule

               b)  Reports on Form 8-K
                   -------------------

                   On November 17, 2000, a form 8-K was filed regarding the Settlement Agreement and Release with Samuel J. Frankino and a Stock Purchase and Standstill Agreement with the Reading Stockholders.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NATIONAL AUTO CREDIT, INC.

Date: December 14, 2000     By: /s/ James J. McNamara
      ------------------        ---------------------
                            James J. McNamara
                            Chairman of the Board and Chief Executive Officer
                            (Principal Financial Officer)

                            By: /s/ Sean P. Maroney
                                ---------------------
                            Sean P. Maroney
                            Director of Financial Reporting