Form 10-K
period 2001-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2001-05-16
CIK 1004981

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-K

(MARK ONE)
    X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
---------                      Exchange Act of 1934
                   For the fiscal year ended January 31, 2001
                                       OR

---------  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Transition Period from ______to______

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

TITLE OF EACH CLASS
Common Stock, par value $.05 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

As of April 30, 2001, 11,721,284 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by nonaffiliates at April 30, 2001, was approximately $1,577,893 (Based on the closing price of the registrant's common stock on the OTC Bulletin Board on April 30, 2001).

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed 120 days from the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III.

                                TABLE OF CONTENTS


PART I                                                                                                PAGE

Item          1.      Business..............................................................            1
                      Executive Officers of the Registrant..................................           13
              2.      Properties............................................................           14
              3.      Legal Proceedings.....................................................           15
              4.      Submission of Maters to a Vote of Security Holders....................           16


PART II

Item          5.      Market for Registrant's Common Equity and
                           Related Stockholder Matters......................................           17
              6.      Selected Financial Data...............................................           20
              7.      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations........................................           21
              7a.     Quantitative and Qualitative Disclosures About Market Risk............           36
              8.      Financial Statements and Supplementary Data...........................           37
              9.      Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure.........................................           79


PART III

Item          10.     Directors and Executive Officers of the Registrant....................           80
              11.     Executive Compensation................................................           80
              12.     Security Ownership of Certain Beneficial Owners and Management........           80
              13.     Certain Relationships and Related Transactions........................           80


PART IV

Item          14.     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K..........................................           81


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW
--------

       National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. The Company's principal business activity conducted through ZoomLot Corporation ("ZoomLot"), a wholly-owned subsidiary, which is engaged in the development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process. The Company acquired ZoomLot on December 15, 2000. The Company also owns a 50% membership interest in Angelika Film Center, LLC ("AFC"). Additionally, the Company is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

       From October 1995 through March 2000, the Company's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. The Company purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for the year ended January 31, 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio. However, since the Company had not yet made a definitive decision that it will not re-enter some aspect of the consumer lending business, these operations have not been classified as a discontinued operation as of January 31, 2001.

       Prior to the year ended January 31, 1997, the Company also engaged in the automobile rental business, including the subsequent sale of cars from its rental fleet. The automobile rental operations, conducted under the names Agency Rent-A-Car, Altra Auto Rental and Automate Auto Rental, rented vehicles principally on a short-term basis to the insurance replacement market. National Motors, Inc. was a company owned dealership that sold vehicles retired from the rental fleet. The Company sold the automobile rental operations in Fiscal 1996, and in 1997 discontinued the operations of National Motors, Inc.

       As of January 31, 2001 the Company's operations are classified as three operating segments:

       -      the automobile financing segment;

       - the e-commerce segment, which is comprised of ZoomLot's development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process;

       - the movie exhibition segment, which is comprised of the activities of AFC.

       Operating segment information for the year ended January 31, 2001 is presented in Note Q of Notes to Consolidated Financial Statements.

       The Company's principal executive offices are located at 30000 Aurora Road, Solon, Ohio. Its telephone number is 440-349-1000.

       The Company uses a January 31 year-end for financial reporting purposes. References herein to the fiscal year ended January 31, 2001 shall be the term "Fiscal 2001" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "NAC" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

SIGNIFICANT DEVELOPMENTS
------------------------

       The following sets forth discussions of certain significant events that occurred during Fiscal 2001 that affected the Company's business, results of operations, financial position and cash flows.

       SALE OF AUTOMOBILE INSTALLMENT LOAN PORTFOLIO. On March 17, 2000, the Company, acting through NAC, Inc., a wholly-owned subsidiary, sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in the Company's active portfolio for $17.9 million. In prior transactions in March 2000, NAC, Inc., sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in the Company's active portfolio and to Ameristar Financial Servicing Company, L.L.C., for $2.2 million, certain automobile retail installment loans held in the Company's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). In other transactions, the Company sold a portion of its charged-off portfolio for approximately $1.4 million. In the first quarter of Fiscal 2002, the Company completed the sale of substantially all its remaining charged-off automobile installment loans for approximately $300,000. In all of the transactions, the buyer was an independent party that did not have a material relationship with the Company, nor was the buyer an affiliate of the Company, a director or officer of the Company or an associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

       The sale of the loans resulted in an aggregate loss of approximately $1.4 million, which the Company reported in Fiscal 2001. Additionally, as the result of the sale of the loans, the Company's interest income from the loans was substantially reduced in Fiscal 2001.

       PURCHASE OF INVESTMENT IN AFC. On April 5, 2000, the Company through its wholly-owned subsidiary National Cinemas, Inc., purchased a 50% membership interest in AFC. The 50% membership interest was purchased from Reading Entertainment, Inc. ("Reading") in consideration for 8,999,900 shares of the Company's common stock ("Common Stock") and 100 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"), representing 100% of the Company's Series A Preferred Stock outstanding.

Each of the owners of AFC is entitled to a proportionate share of the cash distributions that are paid quarterly by AFC. As a result of the transfer, AFC is now owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc., (a wholly-owned subsidiary of Citadel Holding Corporation).

       AFC is the owner of the Angelika Film Center which it holds under a long-term lease having a remaining term of approximately 25 years. The Angelika Film Center is a 17,000 square foot, six-screen multiplex theater and cafe in the Soho District of Manhattan in New York City that focuses on the exhibition of art and specialty films.

       SETTLEMENT OF FRANKINO LITIGATION AND REPURCHASE OF COMMON STOCK FROM FRANKINO PARTIES. Certain disputes and differences between Samuel J. Frankino ("Mr. Frankino") and the Company had resulted in litigation styled National Auto Credit, Inc. v. Samuel J. Frankino, C.A. No. 17973 and Samuel J. Frankino v. David L. Huber, ET AL., C.A. No. 17984 in the Court of Chancery of the State of Delaware (the "Actions"). The pendency of the Actions was previously disclosed in, among other filings, the Company's Form 10-K, filed May 15, 2000.

       On November 3, 2000, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with Mr. Frankino, individually, as trustee and president of the Samuel J. Frankino and Connie M. Frankino Charitable Foundation, as trustee of the Corrine L. Dodero Trust for the Arts and Sciences and as managing partner of the Frankino and Frankino Investment Company, a Nevada general partnership, (Mr. Frankino and all such entities referred to herein collectively as "Frankino Parties"). The Settlement Agreement, among other things, settled all of the Actions and resulted in the repurchase by the Company of all of the Company's securities held by the Frankino Parties and certain other parties. In conjunction with the settlement of the above-referenced litigation, the parties to the Actions, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton, exchanged general releases and releases against future claims.

       Under the terms of the Settlement Agreement, the Company (i) repurchased an aggregate of 15,743,012 shares of Common Stock of the Company owned by the Frankino Parties for a total purchase price of $35,340,000, or $2.245 per share of Common Stock; (ii) repurchased an aggregate of 120,348 shares of Common Stock of the Company owned by certain of the Company's directors including shares of Common Stock held by William Maund, Lorraine Dodero, William Dodero and Lorraine Dodero, as joint tenants with rights of survivorship, and shares of Common Stock held by Lorraine Dodero, as a trustee of a grantor trust for the benefit of her daughter, Corrine Dodero, for a total purchase price of $180,522, or $1.50 per share of Common Stock; and (iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,011,600. See Item 5-"Market for Registrant's Common Equity and Related Stockholder Matters", Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note K of Notes to Consolidated Financial Statements.

       In accordance with the terms of the Settlement Agreement, Mr. Frankino, Lorraine Dodero, William Maund, William Dodero and Robert Upton resigned positions as directors of the Company on November 3, 2000, immediately following the execution of the Settlement Agreement. The Frankino Parties also made certain covenants designed to limit the ability of the Frankino Parties to affect the Company's day-to-day operations or its long-term strategic direction, to purchase equity securities of the Company or to solicit proxies.

       STOCK PURCHASE AND STANDSTILL AGREEMENT WITH READING. On November 3, 2000, simultaneously with the execution and closing of the Settlement Agreement with the Frankino Parties, the Company executed and closed a Stock Purchase and Standstill Agreement ("Reading Agreement") with Reading, FA, Inc., a Nevada corporation and a wholly-owned subsidiary of Reading ("FA"), Citadel Holding Corporation, a Nevada corporation ("Citadel"), and Craig Corporation, a Nevada corporation ("Craig"), (collectively the "Reading Stockholders"). Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Common Stock and 100 shares of Series A Preferred Stock, par value $.05 per share.

       Under the terms of the Reading Agreement, the Company repurchased from the Reading Stockholders 5,277,879 shares of Common Stock and all 100 shares of Series A Preferred Stock for an aggregate purchase price of $8,469,000, or $1.60 per share.

       On December 15, 2000, the Company entered into a second agreement with the Reading Stockholders for the repurchase of 4,777,121 shares of the Company's Common Stock for an aggregate price of $8,000,000, and on December 21, 2000, the Company purchased 25,000 shares of Common Stock from an associate of Reading for $41,000. As a part of the second agreement, the provisions of the November 3, 2000 Stock Purchase and Standstill Agreement that had continuing effect were terminated. See Item 5-"Market for the Registrant's Common Equity and Related Stockholder Matters", Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note K of Notes to Consolidated Financial Statements.

       ZOOMLOT MERGER TRANSACTION. On December 15, 2000, the Company entered into a merger transaction ("Merger Transaction") with ZoomLot Corporation ("ZLT"), a Delaware corporation, whereby ZLT was merged into a newly created and wholly-owned and surviving subsidiary of the Company, which was renamed ZoomLot Corporation ("ZoomLot").

       Under the terms of the Merger Transaction, the Company issued to the former ZLT stockholders 270,953 shares of its Series B convertible preferred stock and 729,047 shares of its Series C redeemable preferred stock, each at $.50 par value.

       The Series C redeemable preferred stock has no conversion or voting rights, but the holders of the Series C redeemable preferred stock have certain rights to require the redemption of the shares, either at any time after September 30, 2003 or earlier upon the occurrence of certain events or the achievement of certain objectives. 666,667 shares of the Series C redeemable preferred stock are subject to forfeiture unless certain objectives are met or certain events occur.

       The Series B convertible preferred stock had a par value of $.50 per share. The holders of the Series B convertible preferred stock could at any time convert the shares of Series B convertible preferred stock into shares of the Company's Common Stock at the ratio (subject to adjustment for stock splits and other anti-dilutive events) of ten shares of Common Stock for each share of Series B convertible preferred stock. The holders of the outstanding Series B convertible preferred stock had certain voting rights.

       Additionally, the terms of the Series B convertible preferred stock provided that it would automatically convert into shares of the Company's Common Stock, at the ratio of ten shares of the Company's Common Stock for each share of Series B convertible preferred stock, upon the termination of the November 3, 2000 Stock Purchase and Standstill Agreement between the Company and the Reading Stockholders. That agreement was terminated in connection with the Company's December 15, 2000 repurchase of additional shares of Common Stock from the Reading Stockholders described above. As a result, on December 15, 2000 the Company converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its Common Stock.

       As a part of the Merger Transaction, the Company made a capital contribution to ZoomLot of approximately $5 million, which ZoomLot used to repay advances that had been made to it by Cygnet Capital Corporation ("Cygnet Capital"). Mr. Ernest C. Garcia, II, is the sole stockholder and chief executive officer of Cygnet Capital. Mr. Garcia was also a stockholder of ZLT, and by virtue of the Merger Transaction became the beneficial holder of 170,701 shares of Series B convertible preferred stock and 459,299 shares of Series C redeemable preferred stock. Upon the December 15, 2000 conversion of the Series B convertible preferred stock into shares of Common Stock, Mr. Garcia became the beneficial owner of 1,707,004 shares of Common Stock. Mr. Garcia has also acquired beneficial ownership of shares of Common Stock in market purchases, and currently beneficially owns 2,077,004 shares of Common Stock, which represent approximately 18% of the outstanding shares of the Company's Common Stock. Mr. Garcia, Cygnet Capital, or Verde Reinsurance Company, Ltd., a company owned by Mr. Garcia, are required to repay the $5 million to the Company unless ZoomLot meets the objectives, or an event occurs, that eliminates the forfeiture of the Class C redeemable preferred stock.

       See Item 5 - "Market for the Registrant's Common Equity and Related Stockholder Matters", Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes B and K of Notes to Consolidated Financial Statements.

AUTOMOBILE FINANCING BUSINESS
-----------------------------

General

       The Company's automobile financing operation historically involved investing in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. The Company purchased such automobile loans, or interests in pools of such loans (collectively "loan investments"), from member dealers through its wholly-owned subsidiary, NAC, Inc. The Company performed the underwriting and collection functions for all automobile loans it purchased in whole, and also performed such functions where the Company had purchased interests in a pool of such loans. The Company's operations enabled member dealers to provide used car purchase financing to customers who had limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing.

       The business of investing in sub-prime automobile loans involves investing in loans which are high risk, in that the borrowers are individuals with below average credit quality, and the collateral is subject to loss, damage, significant declines in value and difficulties of repossession. Accordingly, each individual loan had a significant risk of not performing in accordance with its contractual terms. The business relied on mitigating this risk by acquiring large numbers of loans, thus reducing the exposure to the risk of the default on any one particular loan, and on reasonably estimating the credit losses to be incurred and setting loan purchase prices accordingly. An inability to reasonably predict the future performance of loans purchased, or to set loan purchase prices that properly reflected those estimates, could significantly increase the risk of material losses from the business of investing in sub-prime used automobile loans.

       As previously discussed, in Fiscal 2001 the Company sold all of the automobile retail installment loans remaining in the Company's active loan portfolio and substantially all of its remaining charged-off automobile installment loans. After the sale of such loans the Company eliminated essentially all personnel who had previously been engaged in the Company's loan underwriting, processing and collection operations.

       As a result, as of January 31, 2001, the Company had no active automobile financing operations.

However, since the Company had not yet made a definitive decision that it will not reenter some aspect of the consumer lending business, these operations have not been classified as a discontinued operation as of January 31, 2001.

E-COMMERCE BUSINESS
-------------------

General

       The Company conducts its e-commerce business through ZoomLot. ZoomLot is engaged in the development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process.

       ZoomLot's service of matching the consumer automobile loans, or "contracts" submitted by dealers wishing to sell contracts which were retained by them upon the sale of a vehicle against the underwriting criteria of finance companies, and then submitting those contracts to the finance companies whose underwriting criteria the contracts meet, is commonly referred to as "contract aggregation"; however, ZoomLot does not warehouse or pool purchased contracts for resale, but rather either merely facilitates a finance company's purchase of a contract from the dealer, or purchases contracts from dealers for immediate pre-arranged resale. As a result, the Company does not assume credit risk with respect to the contracts.

       ZoomLot was founded in January 2000 and initially operated as a division of Cygnet Dealer Finance, Inc. ("CDF"). ZoomLot was separately incorporated in March 2000.

       ZoomLot's objective is to establish itself as a vertical market maker by facilitating financing, insurance, warranty and other back office transactions "on-line," thereby creating a digital marketplace in the used car industry that will support large numbers of transactions and users.

       According to CNW Research, Inc., automobile financing is the third-largest consumer finance market in the country after mortgage debt and credit card debt, with more than $500 billion in contracts on new and used cars originated in 1999. However, to date, e-commerce applications in the used car business have been focused on business-to-consumer transactions, featuring services designed to allow used car buyers to search and price used cars on-line.

       ZoomLot's e-commerce services are aimed at the independent automotive dealer. There are approximately 60,000 independent used car dealers in the United States, and sales by those dealers in 1999 approximated 14.3 million used cars for an aggregate of approximately $104 billion. ZoomLot specifically targets the small dealers with one lot and few employees, a $100,000 flooring facility or $150,000 in inventory financed with owner's equity, and a strong personal credit history.

       While franchised used car dealers, and new car dealers, traditionally have been able to access financing from banks, credit unions and captive finance subsidiaries, the independent used car dealers that comprise ZoomLot's target market generally have not had access to such sources of capital. Such lenders have viewed the underwriting and servicing of consumer loans generated by the sales of such independent dealers as too high in cost, mainly because the lack of standard operating and documentation practices among such dealers increases the cost of underwriting, processing and monitoring a loan.

       As a result, when such independent dealers have retained a consumer automobile loan, or "contract", upon the sale of a vehicle, their sources for financing their operations through the resale of that contract have generally been limited to finance companies that specialize in higher-risk used car consumer loans. During

1997 and 1998, there was significant competition among the finance companies that specialized in this market. As a result, during that period such companies acquired contracts at discounts from the face amounts of the contracts that were insufficient to allow the companies to absorb credit losses and still maintain profitability. As a result, since 1998 several companies that specialized in used car consumer loans have filed bankruptcy or have otherwise ceased operations, and there has been a significant reduction in the availability of capital for the purchase of such loans from independent dealers. In response, many independent dealers have had to rely in part on financing from local finance companies. Such local finance companies are often smaller, with less capital and limited purchasing capacity. The result is to increase the cost and decrease in the reliability of capital for the independent dealers.

       ZoomLot's goal is to increase the sources and lower the cost of the capital available to the independent dealers in its market by providing efficient methods by which dealers can submit contracts to finance companies whose underwriting criteria the contract satisfies, as well as providing these dealers with other benefits of an on-line marketplace. An additional component of ZoomLot's plan is the formation of alliances with finance, insurance and warranty providers who will competitively bid their products and services to ZoomLot dealers.

Products

       CONTRACT AGGREGATION. ZoomLot's principal product is its service of facilitating the process by which independent dealers seeking to sell contracts, and finance companies wishing to purchase contracts, communicate and complete such transactions. ZoomLot currently has two programs by which it provides this contract aggregation service.

       Under ZoomLot's "Pass-Through" program, ZoomLot submits to one or more finance companies contracts submitted by dealers that meet the underwriting criteria of those finance companies.

       Independent dealers submit information about the contracts they wish to sell to ZoomLot. ZoomLot in turn reviews the contracts, comparing them to the underwriting criteria of various finance companies with which ZoomLot has relationships, and forwards the contracts to those finance companies whose underwriting criteria the contracts appear to meet. Finance companies then negotiate directly with the dealer regarding the required terms of the contract and the price at which the contract will be purchased. If a contract is sold, ZoomLot receives a fixed fee from the purchasing finance company.

       Currently, although the independent dealers can transmit the information about the contracts they wish to sell to ZoomLot via the Internet, and ZoomLot in turn submits those contracts to finance companies via the Internet, the process of matching the contracts against the underwriting criteria of the finance companies ("filtration") has not been fully automated. While some of the filtration is performed by a limited version of the FundHere(TM) software that ZoomLot is currently developing (as discussed below), until the development of FundHere(TM) is complete, some of this process will remain manual.

       Under the Pass-Through program, ZoomLot does not buy the contract from the dealer, but rather seeks to match the dealer with one or more finance companies willing to bid on the purchase of the submitted contract. Accordingly ZoomLot bears no credit risk, and receives a fee from the purchasing finance company irrespective of any future default by the consumer.

       ZoomLot's second method of providing dealers with a means of selling their contracts is its "Private Label" program. Under this program, ZoomLot purchases qualifying contracts from dealers and then resells them to finance companies which have agreed, in advance, to purchase from ZoomLot any contracts ZoomLot presents that meet certain specified underwriting criteria.

       ZoomLot presently has Private Label agreements with two finance companies. The first agreement, which commenced in May 2000, is for a term of five years, subject to annual renewal or cancellation. The second agreement is cancelable upon 60 days notice.

       Under the agreements, ZoomLot purchases from dealers, in its own name, contracts that meet the underwriting criteria established in advance by these finance companies. Under the first agreement, ZoomLot performs the underwriting and funding on the basis of that finance company's guidelines, and the finance company is required to purchase any contract that meets its guidelines and as to which ZoomLot delivers a valid contract and title. Under the second agreement, ZoomLot submits proposed contract purchases for approval, and the finance company performs its own underwriting prior to approving ZoomLot's purchase of the contract on its behalf.

       Both finance companies purchase the contracts from ZoomLot within 48 hours of ZoomLot's purchase, at a price equal to ZoomLot's cost to acquire the contract plus a fixed fee per contract. Although ZoomLot would have to find another buyer for, or retain on its own, any contract it acquired that failed to meet the criteria, to date such instances have not been material, and the Company does not believe this presents a material risk.

       WARRANTIES AND INSURANCE. In addition to contract aggregation ZoomLot also currently assists dealers in offering used car buyers warranty and insurance products.

       In general, the used cars sold by independent dealers are not covered by extended warranties, and the used car buyer must purchase a warranty separately if one is desired. Finance companies will generally finance the warranty purchase, as the warranty serves to protect the value of the collateral and reduce the risk that a borrower will either miss or skip payments due to the need to pay for repairs or abandon the vehicle, and stop making payments, due to an inability to pay for repairs.

       In order to offer dealerships the ability to sell the buyer a warranty at the time of sale, ZoomLot entered into an agreement with Buyers Choice, Inc., under which Buyers Choice, Inc. issues warranty contracts. Customers purchasing a warranty offered by Buyers Choice, Inc. can select from a range of coverages, including basic warranties that cover the engine, transmission, differential and towing, to more complete warranties that cover essentially all systems and provide towing, roadside assistance and substitute transportation. The warranties are offered for a range of periods, from 3 months/3,000 miles to 48 months/48,000 miles. Under the agreement between ZoomLot and Buyers Choice, Inc., ZoomLot receives a fee, based on a percentage of the warranty price, for each warranty sold, and Buyers Choice, Inc. assumes all responsibility for the servicing and administration of the warranties. The liability for the payment of repair costs and other claims under the warranties is borne by Lyndon Insurance Group, a subsidiary of Protective Life Corporation, which insures Buyers Choice, Inc. with respect to such costs and claims. ZoomLot's agreement with Buyers Choice, Inc., expires on December 31, 2001.

       Currently ZoomLot offers warranties through dealers at the time of sale. However, ZoomLot also hopes to expand its marketing of warranty products to include direct marketing to used car buyers, after the sale is completed, using information about buyers generated from its Pass-Through and Private Label programs.

       Most states require that an automobile purchaser have liability insurance before taking possession of the purchased car at the dealership. Dealers will therefore sometimes arrange for a customer to obtain short-term (generally thirty day) coverage upon the purchase of an automobile, thus allowing the consumer to immediately drive the purchased vehicle while seeking a conventional automobile insurance policy. ZoomLot has entered into an agreement with Instant Auto, Inc. whereby ZoomLot offers this short-term insurance to customers through the dealers. Under the agreement with Instant Auto, Inc., ZoomLot receives a fixed fee for each instance in which a potential customer requests a rate quote from Instant Auto, Inc., and Instant Auto Inc. assumes all obligations for administration of the policy, including the claims processing function and the payment of claims. Instant Auto, Inc. is licensed to write automobile liability policies in eight states. ZoomLot's agreement with Instant Auto, Inc. expires on March 31, 2002, but may be terminated earlier by either party upon 30 days notice.

Product Development

       ZoomLot is engaged in the ongoing development of the FundHere(TM) Aggregator. The plans for this software are for it, when fully developed, to enable a dealer to submit a contract to ZoomLot via the Internet, and allow ZoomLot to identify the finance companies whose underwriting criteria the contract satisfies and obtain bids from those companies for the purchase of the contract. The software is intended to allow a dealer to track which finance companies the contract information has been submitted to, as well as to receive bids, if any, from the finance companies on-line. The dealer would then be able to accept or reject the bid on-line.

       A limited version of the FundHere(TM) technology was launched in 2000, and is available to dealers through ZoomLot's Web site (www.zoomlot.com). That limited version allows independent dealers to transmit the information about the contracts they wish to sell to ZoomLot via the Internet, and ZoomLot in turn submits those contracts to finance companies via the Internet. Additionally ZoomLot can perform a preliminary level of filtration through the software. However, the final filtration must be performed manually. Additionally, the limited version of the FundHere(TM) software does not allow dealers to track, on-line, which finance companies their contract information has been submitted to, nor does it allow the finance companies to communicate their purchase bids to the dealers on-line. Those aspects of the contract aggregation service will remain manual until the development of FundHere(TM) is completed.

Marketing and Competition

       The market for on-line contract aggregation and related services is new and rapidly developing. Current and potential new competitors could establish on-line loan aggregators that are competitive with ZoomLot's.

       ZoomLot believes that its competitive success will depend upon establishing and maintaining relationships with a significant share of dealers who have historically sold their contracts using means other than the Internet, and upon establishing and maintaining relationships with a significant number of finance companies that service the market. Each will in part depend on the other, in that to establish relationships with dealers ZoomLot will have to show that is has, and is capable of, establishing and maintaining relationships with finance companies, and vice versa. ZoomLot's ability to establish these relationships will depend on, among other things, the quality and ease of use of its contract aggregation program and the number and quality of strategic alliances it established with other e-commerce providers. Although ZoomLot believes that, as an early entrant into the business, it can compete effectively, ZoomLot will need to complete the development of its FundHere(TM) Aggregator on a timely basis, develop name awareness among finance companies and independent dealers, establish additional strategic alliances, and continually upgrade its technology to remain competitive. Additionally, many of ZoomLot's potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than ZoomLot. In addition, participants in other areas of the financial services industry may enter this marketplace.

       ZoomLot presently markets to dealers through advertisements in several industry journals, personal contact by ZoomLot representatives, and participation in the National Independent Auto Dealers Association.

       An important factor in establishing and maintaining relationships with dealers will be the ease of the access to and use of the contract aggregator service, including its integration with the applications a dealer uses to run its business. In order to submit a contract for purchase, a dealer must enter into its computer significant information about the vehicle and its buyer. That information must also be entered into the dealer's own management system to produce the contract and otherwise maintain the dealer's records. As a result, contract aggregation services that are integrated into dealer management applications are likely to have a competitive advantage, in that the integration will allow the data to be entered once for both purposes, and the submission of the data to the contract aggregator via the Internet will not require the use of an application separate from the dealer's main management system.

       Currently approximately 25% of the market for dealership management software is controlled by two products, Tracker Plus(TM) and CarBiz(TM). The remainder of the market is divided among numerous software providers.

       ZoomLot does not currently own or license a dealer management program. However, many of the companies that do sell or license such programs do not have and currently are not developing contract aggregation programs, and ZoomLot has begun discussions with several of those companies to explore strategic alliances under which ZoomLot's contract aggregation would be integrated into their dealer management product. Additionally, ZoomLot has an option to purchase a dealer management software application from CDF, and is currently evaluating the acquisition of other dealership management software applications which may be available.

Government Regulation

       ZoomLot's present and proposed finance contract aggregation operations, particularly its Private Label program, are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations, including but not limited to the Truth in Lending Act of 1974, as amended, and Regulation Z of the Federal Reserve Board's regulations, the Equal Credit Opportunity Act of 1974, as amended and Regulation B of the Federal Reserve Board's regulations, and the Fair Credit Reporting Act of 1970, as amended. In addition, many states in which ZoomLot does business regulates consumer automobile sales finance transactions, including the amount of interest and other fees which may be charged, communications with consumers and others regarding payment of amounts due under sales finance contracts, the enforcement of security interests in automobiles that secure sales finance contracts and the collection of deficiency claims. ZoomLot maintains sales finance licenses in those states where ZoomLot does business that require licenses for the purchase of automobile sales finance contracts.

       State and federal laws and regulations also can affect the supply of used automobiles. For example, environmental protection regulations governing emissions or fuel consumption could restrict the ability of dealers to market certain makes or models of used automobiles. To the extent the supply of used automobiles was restricted by such laws or regulations, ZoomLot's business could be adversely affected.

       ZoomLot's present and proposed operations in providing products such as insurance and warranty products are not subject to extensive regulation. ZoomLot's operations are currently limited to the referral of potential customers to providers of insurance and warranty products. The providers of insurance and warranty products that the Company makes referrals to are regulated primarily by state insurance and consumer protection laws and agencies. ZoomLot does not act as an insurance carrier or agency in connection with referrals for insurance and warranty products.

       While ZoomLot's management believes that it maintains all requisite licenses and permits to carry out its business, and that it is in substantial compliance with all applicable federal, state and local law and regulations, there can be no assurance that ZoomLot will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on the operations of ZoomLot, including severe monetary and other penalties. Further, the adoption of additional laws, rules and regulations at the federal, state or local level, could have a material adverse effect on ZoomLot's business.

Relationship with CDF

       ZoomLot Corporation was formed in March 2000 for the purpose of acquiring the Internet-based operations of CDF, an affiliated company and acquired these operations from CDF on July 1, 2000. Prior to that date, ZoomLot, which commenced operations in January 2000, was operated as a division of CDF. ZoomLot and CDF share common management, certain personnel, and facilities. In connection with the acquisition of the Internet-based business from CDF, ZoomLot and CDF entered into a management services contract whereby ZoomLot will provide management services and be responsible for substantially all operating expenses of CDF in exchange for a monthly management fee equivalent to .625% (7.5% annually) of CDF's loan portfolio managed by ZoomLot. For the period from December 15, 2000 (the date of the Company's acquisition of ZoomLot) until January 31, 2001, CDF paid ZoomLot management fees of $145,000. Under this arrangement, the Company accounts for the management fees as a reduction of ZoomLot's and the Company's operating expenses.

       ZoomLot also sub-leases office space from CDF at a per-foot rate that reflects CDF's rental cost under its lease.

Summary of Certain Risk Factors Related to ZoomLot's Business

       The following sets forth a summary of the risk factors related to ZoomLot's business.

       ZoomLot was formed in March 2000, and to date has generated limited revenues. The Company accordingly has a limited operating history upon which an investor may evaluate its operations and future prospects. ZoomLot has incurred losses every quarter since its inception and there can be no assurance that it will be profitable at any time in the foreseeable future. If ZoomLot continues to lose money, the Company's financial condition and results of operations will be adversely affected, and a continuation of significant losses by ZoomLot could threaten the Company's continued viability.

       ZoomLot's potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Web-based business to business e-commerce. To achieve profitability, ZoomLot must, among other things, continue to expand the number of dealers it serves and be successful in being chosen by those dealers to place a high percentage of the total contracts they sell, continue to expand the participation of finance companies in its program, and maintain a high degree of dealer and finance company satisfaction. Achieving these objectives will depend significantly on the successful completion of the development of the FundHere(TM) Aggregator and the subsequent successful introduction of this technology to dealers and finance companies, as well as success in providing dealers with easy use of the program through integration into a dealer management system or through ZoomLot's Web site and success in responding to other competitive developments.

       There is no assurance that ZoomLot will be successful in achieving these goals. Failure to achieve these objectives would have a material adverse effect on the business, results of operations and financial condition of ZoomLot and the Company.

       ZoomLot is currently developing the FundHere(TM) Aggregator. The successful completion and implementation of this software is paramount to the future success of ZoomLot. The successful completion of the FundHere(TM) Aggregator would allow ZoomLot to automate much of the communication and filtration process it must now perform manually, and would allow ZoomLot to realize significant improvement in operating efficiencies and lower its variable costs for each contract submitted by dealers. Should ZoomLot be unable to successfully complete the development of the FundHere(TM) Aggregator, or upon its completion fail to realize the anticipated benefits, it may be difficult for ZoomLot to achieve profitability.

       ZoomLot's contract aggregation services compete and will compete against a variety of Internet and traditional automotive finance services. ZoomLot is consequently affected by the competitive factors faced by both Web-based finance aggregators as well as traditional, offline companies within the automotive finance and automotive-related industries. The market for Internet-based commercial services is new, and competition among commercial Web sites may increase significantly in the future. Many of ZoomLot's current or potential competitors are substantially better financed than ZoomLot. ZoomLot's business is characterized by minimal barriers to entry, and new competitors can launch a competitive service at relatively low cost.

       ZoomLot's future success depends on its ability to identify, hire, train and retain highly qualified sales, marketing, managerial and technical personnel. In addition, as ZoomLot introduces new services ZoomLot may need to hire a significant number of personnel. Competition for such personnel is intense, and ZoomLot may not be able to attract, or retain such personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect on ZoomLot's business, results of operations and financial condition. Further, ZoomLot's business and operations are substantially dependent on the performance of its executive officers and key employees, some of whom are employed on an at-will basis. The loss of the services of one or more of ZoomLot's executive officers or key employees could have a material adverse effect on ZoomLot's business, results of operations and financial condition.

       The used automobile sales industry is subject to significant seasonality, which materially affects the timing of, and revenue earned from ZoomLot's finance contract aggregation business. Consequently ZoomLot may suffer significant fluctuations in revenue depending upon such seasonal effects on the volume of used cars purchased from dealers. However, during seasonal periods when revenues are depressed as the result of lower used car sales, ZoomLot will nonetheless have significant fixed operating costs.

       ZoomLot is also indirectly subject to interest rate sensitivity. Changes in interest rates can affect the prices finance companies bid for dealer contracts, which in turn can affect the price of used cars. Higher sales prices for used cars and a resulting decline in sales volume could adversely affect ZoomLot's revenues.

       There are currently few laws or regulations that apply directly to the Internet. Because ZoomLot's business will become increasingly dependent on on-line filtering and processing, the adoption of new local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could, in turn, decrease the demand for ZoomLot's services and increase costs or otherwise have a material adverse effect on ZoomLot's business, results of operations and financial condition.

       ZoomLot's computer infrastructure is potentially vulnerable to physical or electronic computer break-ins, viruses and similar disruptive problems and security breaches. Any such problems or security breach could jeopardize confidential information, cause interruptions in operations and/or cause ZoomLot to have liability to one or more third parties. Any of these events would have a material adverse effect on ZoomLot's business, results of operations and financial condition.

       ZoomLot depends on continued technological improvements in its systems and in the Internet overall. If ZoomLot is unable to handle an unexpectedly large increase in the volume of dealers using its Web site, it might not be able to assure dealers that contract submissions would be processed on a timely and efficient basis, and as a result ZoomLot's results and operations could be materially and adversely affected.

MOVIE EXHIBITION BUSINESS
-------------------------

General

       The Company engages in the movie exhibition business through its investment in AFC.

       AFC is the owner of the Angelika Film Center, which it holds under a long term lease having a remaining term of approximately 25 years. AFC is owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc., (a wholly-owned subsidiary of Citadel Holding Corporation). Each of the owners of AFC are entitled to a proportionate share of the cash distributions that are paid by AFC.

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

EMPLOYEES
---------

       As of January 31, 2001, the Company employed 75 people, comprised of 33 employees at National Auto Credit, Inc., and 42 employees at ZoomLot. None of the Company's employees are covered by a collective bargaining agreement. The Company believes it maintains good relations with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

       Set forth below is certain information, as of April 30, 2001, concerning the Company's executive officers.

     Name                    Age                Position
------------------           ---          -------------------------------------
James J. McNamara            52           Chairman of the Board and
                                          Chief Executive Officer

Robert B. Dixon              64           Chief Financial Officer and Treasurer

Herbert F. Kozlov            48           Secretary

Raymond A. Varcho            45           Vice President, General Counsel
                                          and Assistant Secretary

Sean P. Maroney              35           Director of Financial Reporting


JAMES J. MCNAMARA

       Mr. McNamara has been Chairman of the Board and Chief Executive Officer since November 3, 2000. President of Film Management Corporation since 1995. Chairman of the Board and Chief Executive Officer of Princeton Media Group, Inc. (a magazine publisher) from 1994 to 1998. President and Chief Executive Officer of Celebrity Entertainment, Inc. since 1992. (A subsidiary of Princeton Media Group, Inc. and Celebrity Entertainment, Inc. each effected an assignment of their respective assets for the benefit of creditors in 1998). Mr. McNamara accepted the position of Director of National Auto Credit, Inc. effective February 20, 1998 and served as its Chairman from April 1998 to November 1999.

ROBERT B. DIXON

       Mr. Dixon has been Chief Financial Officer and Treasurer since April 2001. Mr. Dixon was an independent financial consultant to the Company from January 2001 to April 2001, and from 1996 to 2000, was Vice President of Finance of Command Systems, Inc. From 1993 to 1996, Mr. Dixon was Deputy Director and Executive Vice President of The Connecticut Development Authority.

HERBERT F. KOZLOV

       Mr. Kozlov has been the Company's Secretary since April 2001. Mr. Kozlov is a member of the law firm of Parker Duryee, Rosoff & Haft. Mr. Kozlov has been a practicing attorney for more than ten years. Mr. Kozlov is also a director of Magnum Sports & Entertainment, Inc. (f/k/a/ Worldwide Sports & Entertainment Inc.), Alpha Hospitality Corporation, HMG Worldwide Corporation and a number of privately held companies.

RAYMOND A. VARCHO

       Mr. Varcho has been Vice President, General Counsel and Assistant Secretary since April 2001. Mr. Varcho was Vice President, General Counsel and Secretary prior to April 2001 and has been employed by the Company since October 1997. Previously, Mr. Varcho held various positions at Rockwell International Corporation, most recently as Assistant General Counsel, from 1989 to 1997.

SEAN P. MARONEY

       Mr. Maroney has been Director of Financial Reporting and has been employed by the Company since 1995. Mr. Maroney held the positions of Operations Controller and Manager of Accounting prior to assuming his present duties in January 1999. Prior to his employment with the Company, Mr. Maroney held various positions at Leaseway Transportation Inc. and KPMG Peat Marwick. Mr. Maroney is a certified public accountant.

ITEM 2.  PROPERTIES

       The Company's corporate headquarters are leased premises of approximately 13,500 square feet of office space in Solon, Ohio, a southeast suburb of Cleveland. The lease expires in December 2001, but may be terminated at any time upon thirty days notice. The Company previously owned the buildings in which this space is located. The Company sold these buildings in Fiscal 2001. See Note F of Notes to Consolidated Financial Statements.

       The Company is planning to move its headquarters to New York City, New York during Fiscal 2002. The Company believes that adequate space can be leased in New York City. In connection with its plan to move its headquarters, the Company in Fiscal 2001 recorded a charge for the costs to be incurred in the abandonment of its leased space in Solon, Ohio. See Note O of Notes to Consolidated Financial Statements.

       ZoomLot's operations are conducted from office space of approximately 11,000 square feet which ZoomLot sub-leases from CDF at CDF's offices in Phoenix, Arizona. ZoomLot sub-leases this space from CDF at a per-foot rate that reflects CDF's rental cost under its lease.

ITEM 3.  LEGAL PROCEEDINGS

       PENDING GOVERNMENT INVESTIGATIONS. The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation are investigating the financial reporting and related issues raised as the result of the resignation of the Company's independent former auditors, Deloitte & Touche, LLP, ("Deloitte & Touche") on January 16, 1998. The Company is fully cooperating with the investigations. Although the Company has accrued certain costs it expects to incur in responding to the investigations, the ultimate outcome of these investigations cannot presently be predicted and the Company has not recorded any provision for any monetary penalties that may result from civil or criminal proceedings that might be commenced at the conclusion of such investigations. The Company's liquidity will be adversely affected as it incurs costs to respond to the investigations. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

       SETTLEMENT OF CLASS-ACTION LAWSUITS. The Company and certain of its former officers and directors were named as defendants in eleven class action lawsuits, which were filed in the United States District Court for the Northern District of Ohio, subsequent to the January 1998 resignation of Delotte & Touche. The actions, which were consolidated, alleged fraud and other violations of the federal securities laws and sought money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices.

       In April 2000, the Company and the class action plaintiffs' representatives reached an agreement in principle to settle this class action securities litigation. Under the terms agreed upon, the Company paid $6.5 million in November 2000 to the plaintiffs' class in consideration for, among other things, the release of the Company and certain of its former officers and directors from all liability. The settlement is not an admission of liability by any party. The Court gave final approval to settlement on November 28, 2000.

       SETTLEMENT OF LITIGATION WITH SAMUEL J. FRANKINO, ET AL. During Fiscal 2001, certain disputes and differences between Mr. Frankino and the Company resulted in litigation styled National Auto Credit, Inc. v. Samuel J. Frankino, C.A. No. 17973 and Samuel J. Frankino v. David L. Huber, ET AL., C.A. No. 17984 in the Court of Chancery of the State of Delaware (the "Actions").

       On November 3, 2000, the Company entered into a Settlement Agreement and Release with Mr. Frankino, individually as trustee and president of the Samuel
J. Frankino and Connie M. Frankino Charitable Foundation, as trustee of the Corrine L. Dodero Trust for the Arts and Sciences and as managing partner of the Frankino and Frankino Investment Company, a Nevada general partnership. The Settlement Agreement among other things settled all of the Actions and resulted in the repurchase by the Company of all of the Company's securities held by the Frankino Parties and certain other parties to the Actions. In conjunction with the settlement of the above-referenced litigation, the parties to the Actions, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton, exchanged general releases and releases against future claims.

       Under the terms of the Settlement Agreement, the Company (i) repurchased an aggregate of 15,743,012 shares of Common Stock owned by the Frankino Parties for a total purchase price of $35,340,000, or $2.245 per share of Common Stock;
(ii) repurchased an aggregate of 120,348 shares of Common Stock owned by certain of the Company's directors including shares of Common Stock held by William Maund, Lorraine Dodero, William Dodero and Lorraine Dodero, as joint tenants with rights of survivorship, and shares of Common Stock held by Lorraine Dodero, as a trustee of a grantor trust for the benefit of her daughter, Corrine Dodero, for a total purchase price of $180,522, or $1.50 per share of Common Stock; and
(iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,011,600.


       In accordance with the terms of the Settlement Agreement, Mr. Frankino, Lorraine Dodero, William Maund, William Dodero and Robert Upton resigned positions as directors of the Company on November 3, 2000, immediately following the execution of the Settlement Agreement. The Frankino Parties also made certain covenants designed to limit the ability of the Frankino Parties to affect the Company's day-to-day operations or its long-term strategic direction, to purchase equity securities of the Company or to solicit proxies.

       SELF-INSURANCE RESERVES FOR PROPERTY DAMAGE AND PERSONAL INJURY CLAIMS. The Company maintains self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. In connection therewith, the Company established certain reserves in its financial statements for the estimated cost of satisfying those claims. See Note P of Notes to Consolidated Financial Statements.

       OTHER. In the normal course of its business, the Company is named as defendant in legal proceedings. It is the Company's policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No items were submitted to a vote of Security Holders during the fourth quarter of Fiscal 2001.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION
------------------

       The Company's Common Stock, $.05 par value, has been trading on the OTC Bulletin Board, operated by the National Association of Securities Dealers, Inc., since March 23, 1998 under the ticker symbol "NAKD." Prior to that date, the Company's Common Stock was traded on the New York Stock Exchange under the symbol NAK.

       The following table reflects the high and low prices for the Company's Common Stock on the OTC Bulletin Board during the periods indicated as reported by the National Quotation Bureau, Inc.


                                                                  High                Low
                                                               ------------       ------------
          Year ended January 31, 2000
          First Quarter (February 1 - April 30) .......          $1.52              $1.03
          Second Quarter (May 1 - July 31) ............           1.23                .80
          Third Quarter (August 1 - October 31) .......           1.04                .73
          Fourth Quarter (November 1 - January 31) ....            .97                .50

          Year ended January 31, 2001
          First Quarter (February 1 - April 30) .......          $1.28               $.75
          Second Quarter (May 1 - July 31) ............            .91                .73
          Third Quarter (August 1 - October 31) .......            .84                .59
          Fourth Quarter (November 1 - January 31) ....            .80                .27

       With respect to prices reported by the OTC Bulletin Board, such prices reflect inter-dealer bid prices, may not represent actual transactions, and do not reflect dealer mark-ups and mark-downs or commissions.

STOCKHOLDERS
------------

       At April 30, 2001 there were 1,210 stockholders of record of the Company's Common Stock based upon a securities position listing furnished to the Company by The Bank of New York.

DIVIDENDS
---------

       It has been the Company's policy to retain any earnings to finance the growth of its business and reduce outstanding debt and other liabilities; accordingly, the Company has generally not issued a cash dividend. However, the Company does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 2001 and 2000.

SALES OF UNREGISTERED SECURITIES
--------------------------------

       On April 5, 2000, the Company issued to Reading 8,999,900 shares of its Common Stock and 100 shares of its Series A Preferred Stock in exchange for a 50% membership interest in AFC. The shares were issued in reliance upon the exemption under Section 4(2) of, and Rule 506 promulgated under, the Securities Act of 1933. No commissions were paid in connection with the issuance of the shares. See Notes E and K of Notes to Consolidated Financial Statements.

       On December 15, 2000 the Company issued to the stockholders of ZLT 270,953 shares of its Series B convertible preferred stock and 729,047 shares of its Series C redeemable preferred stock in exchange for 100% of the common stock of ZoomLot. The shares were issued in reliance upon the exemption under Section 4(2) of, and Rule 506 promulgated under, the Securities Act of 1933. No commissions were paid in connection with the issuance of the shares.

         The holders of the Series B convertible preferred stock could at any time convert the Series B convertible preferred stock into shares of the Company's Common Stock at the ratio (subject to adjustment for stock splits and other anti-dilutive events) of ten shares of Common Stock for each share of Series B convertible preferred stock.

       Additionally, the terms of the Series B convertible preferred stock provided that it would automatically convert into shares of the Company's Common Stock, at the ratio of ten shares of the Company's Common Stock for each share of Series B convertible preferred stock, upon the termination of the November 3, 2000 Stock Purchase and Standstill Agreement between the Company and the Reading Stockholders. That agreement was terminated in connection with the Company's December 15, 2000 repurchase of additional shares of Common Stock from the Reading Stockholders (see Item 1 - "Business - Significant Developments - Stock Purchase and Standstill Agreement with Reading"). As a result, on December 15, 2000 the Company converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its Common Stock. The shares of Common Stock issued upon the conversion of the shares of Series B convertible preferred stock were issued in reliance upon the exemptions contained in Section 3(a)(9) and Section 4(2) of the Securities Act of 1933. No commissions were paid in connection with the issuance of the shares.

       The holders of the Series C redeemable preferred stock have certain rights to require the redemption of the shares. At any time after the earlier of September 30, 2003 or the occurrence of a "redemption event" (but in no event earlier than January 1, 2003) the holder of a share of Series C redeemable preferred stock will be entitled to redeem each share of Series C redeemable preferred stock for a cash payment by the Company equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of the Company's Common Stock for the twenty days preceding the redemption date) of a share of Common Stock as of the date notice of redemption is received by the Company. However, any shares of Series C redeemable preferred stock that are subject to the forfeiture provisions of the Merger Transaction may not be redeemed until such forfeiture provisions no longer apply. A "redemption event" will be deemed to have occurred if (i) ZoomLot meets an "objective", as described below, which eliminates the forfeiture of the shares of Series C redeemable preferred stock, or (ii) there occurs a "valuation event" which eliminates the forfeiture of the shares of Series C redeemable preferred stock.

       666,667 shares of the Series C redeemable preferred stock are subject to forfeiture unless certain "objectives" are met or certain "valuation events" occur. Specifically, one half of those shares will be forfeited, if, by December 31, 2003, ZoomLot, including any of its subsidiaries, has failed to achieve zero or positive earnings, before interest expense, interest income, depreciation, amortization and extraordinary items but after applicable income taxes, for a period of six consecutive months. The remaining one-half of those shares will be forfeited if, by December 31, 2003, ZoomLot, including any of its subsidiaries, has not achieved at least $4.5 million in earnings before interest, taxes, depreciation and amortization for a period of twelve consecutive months. If, however, certain "valuation events" should occur prior to December 31, 2003, those financial performance objectives will be deemed to have been achieved. These valuation events generally consist of (i) a transaction that would involve an investment in ZoomLot or one of its subsidiaries of at least $10 million, where the pre-investment valuation of ZoomLot or any subsidiary of ZoomLot is at least $30 million, (ii) a change in control of the Company or (iii) the termination of the key executives of ZoomLot without cause.

       The Company also has the right, at any time after January 1, 2003, to redeem any or all of the Series C redeemable preferred stock that then remains outstanding for a cash payment by the Company equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of the Company's Common Stock for the twenty days preceding the redemption date) of a share of Common Stock as of the date notice of redemption is received by the Company. If when the Company calls for the redemption of shares of the Series C redeemable preferred stock there remain outstanding shares of Series C redeemable preferred stock which are still subject to forfeiture, the Company may elect to first redeem the shares of Series C redeemable preferred stock that are not subject to forfeiture before redeeming shares of Series C redeemable preferred stock that are subject to forfeiture.

       See Notes B and K of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

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


INCOME STATEMENT DATA                                            Years Ended January 31,
                                              -------------------------------------------------------------
                                                 2001(1)       2000         1999        1998        1997
                                              ----------   ---------    ---------    ---------    ---------
REVENUE                                       $   4,709    $   9,760    $  16,914    $  36,396    $  63,872
COSTS AND EXPENSES                            $  54,848    $  27,102    $  32,979    $ 149,265    $  54,236

(LOSS) INCOME FROM CONTINUING OPERATIONS      $ (48,939)   $ (14,056)   $ (16,065)   $ (85,711)   $   7,568
DISCONTINUED OPERATIONS, NET OF TAX(2)            1,656          741          450       (5,973)        (397)
                                              ---------    ---------    ---------    ---------    ---------
NET (LOSS) INCOME                             $ (47,283)   $ (13,315)   $ (15,615)   $ (91,684)   $   7,171
                                              =========    =========    =========    =========    =========
BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                    $   (1.76)   $    (.50)   $    (.56)   $   (3.00)   $     .26
     Discontinued operations                        .06          .03          .01         (.21)        (.01)
                                              ---------    ---------    ---------    ---------    ---------
        Total                                 $   (1.70)   $    (.47)   $    (.55)   $   (3.21)   $     .25
                                              =========    =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING(3)
     Basic                                       27,761       28,169       28,609       28,542       28,501
                                              =========    =========    =========    =========    =========
     Diluted                                     27,761       28,169       28,609       28,542       28,621
                                              =========    =========    =========    =========    =========


                                                                     As of January 31,
                                              -------------------------------------------------------------
                                                 2001         2000         1999        1998        1997
                                              ----------   ---------    ---------    ---------    ---------
BALANCE SHEET DATA

GROSS FINANCE RECEIVABLE                      $     --     $ 50,847     $115,473     $ 269,690    $419,280
TOTAL ASSETS                                    39,066      103,962      127,292       234,114     332,475
NOTES PAYABLE                                       --           --           --        83,838      80,200
REDEEMABLE PREFERRED STOCK(4)                      629           --           --            --          --
TOTAL STOCKHOLDERS' EQUITY                      31,455       83,879       99,776       115,290     206,985

OTHER DATA

GROSS LOANS IN FORCE(5)                       $     --     $ 51,175     $124,314     $ 347,776    $494,247
PERCENT OF NOTES PAYABLE TO
   STOCKHOLDERS' EQUITY                             --           --           --          72.7%       38.7%
NUMBER OF EMPLOYEES                                 75          100          250           300         400



(1) Includes the operations of ZoomLot from December 15, 2000, the date of its acquisition by the Company. See Note B of Notes to Consolidated Financial Statements.

(2) See Note P of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(3) The weighted average number of shares outstanding has been adjusted to reflect a 10% stock dividend issued in April 1996.

(4) See Notes B and K of Notes to Consolidated Financial Statements for further discussion of redeemable preferred stock.

(5) Gross loans in force represented the total contractual payments (including payments representing future interest) receivable from the installment loans which the Company owned, or in which the Company owned an interest through the purchase of an interest under sharing arrangements with dealers. The amount included payments that, if collected, would be remitted to the dealers under these sharing arrangements (see Note D of Notes to Consolidated Financial Statements). While not a measure of the Company's loan assets under generally accepted accounting principles, the Company viewed gross loans in force as a measure of the level of its activities and the activities of its competitors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

       National Auto Credit, Inc. began operations in 1969 and was incorporated in Delaware in 1971. The Company's principal business activity is conducted through ZoomLot, a wholly-owned subsidiary, which is engaged in the development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process. The Company acquired ZoomLot on December 15, 2000. The Company also owns a 50% membership interest in AFC. Additionally, the Company is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

       From October 1995 through March 2000, the Company's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. The Company purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for Fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio. However, since the Company had not yet made a definitive decision that it will not reenter some aspect of the consumer lending business, these operations have not been classified as a discontinued operation as of January 31, 2001.

       As of January 31, 2001 the Company's operations are classified as three operating segments:

       -      the automobile financing segment;

       - the e-commerce segment, which is comprised of ZoomLot's development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process;

       - the movie exhibition segment, which is comprised of the activities of AFC.

       The Company reports and evaluates the performance of its operating segments on the basis of revenues and income (loss) before income taxes. In measuring revenues and income (loss) before income taxes, the Company's operating segments use the same accounting principles described in Note A of Notes to Consolidated Financial Statements. However, the revenues and income
(loss) before income taxes reported by each of the Company's operating segments is not necessarily indicative of what the results of operations would have been for such operating segment had it operated as a stand-alone entity. Operating segment information for the year ended January 31, 2001 is presented in Note Q of Notes to Consolidated Financial Statements.

       ZoomLot's potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as the market for Web-based business to business e-commerce. To achieve profitability, ZoomLot must, among other things, continue to expand the number of dealers it serves and be successful in being chosen by those dealers to place a high percentage of the total contracts they sell, continue to expand the participation of finance companies in its program, and maintain a high degree of dealer and finance company satisfaction. Achieving these objectives will depend significantly on the successful completion of the development of the FundHere(TM) Aggregator and the subsequent successful introduction of this technology to dealers and finance companies, as well as success in providing dealers with easy use of the program through integration into a dealer management system or through ZoomLot's Web site and success in responding to other competitive developments. As a result of the newness of ZoomLot's operations and its continued development efforts, ZoomLot's historical results are not indicative of future results of operations, and ZoomLot may be expected to continue to operate at a loss in the near term.

       The Company obtained no new debt financing during Fiscal 2001, and operated on internally generated cash flows. This resulted from the cash proceeds received from the sale of loans and the proceeds from the sale of property. The Company plans to pursue new debt, or equity financing, for use in funding its strategic business alternatives, but the early development stage of the Company's most significant currently operating business, the ZoomLot e-commerce segment, and the Company's pending regulatory investigations may limit its ability to obtain external financing.

       The Company's board of directors is considering various additional strategic business alternatives, including but not limited to, the purchase of one or more existing operating businesses or the entry into one or more businesses. From April 2000 until the settlement of litigation with Mr. Frankino on November 3, 2000, the Board could not consummate any such transaction due to an Order Maintaining Status Quo entered in the Delaware Chancery Court in connection with the Frankino litigation filed in April 2000. In December 2000, the board of directors adopted a five year business plan, as set forth in
Exhibit 99.1 to the Company's Form 8-K, filed on December 15, 2000.

       The Company's current lack of external financing sources nevertheless may limit its ability to pursue such alternatives. In the interim, the Company will use the current income derived from its investment in AFC, the investment of its cash, together with the cash and cash equivalents itself, to pay operating expenses and existing liabilities. The Company has available cash and cash equivalents and marketable securities of approximately $11,000,000 at April 30, 2001, and it believes that such cash and cash equivalents and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities.

       The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation are investigating the issues raised as the result of the resignation of Deloitte & Touche on January 16, 1998. The Company is fully cooperating with the investigations. Although the Company has accrued certain costs it expects to incur in responding to the investigations, the ultimate outcome of these investigations cannot presently be predicted and the Company has not recorded any provision for any monetary penalties that may result from civil or criminal proceedings that might be commenced at the conclusion of such investigations. The Company's liquidity will be adversely affected as it incurs costs to respond to the investigations. An unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity. See Item 3, "Legal Proceedings."

       The following sets forth discussions of certain significant events that occurred during Fiscal 2001 that affected the Company's business, results of operations, financial position and cash flows.

       SALE OF AUTOMOBILE INSTALLMENT LOAN PORTFOLIO. On March 17, 2000, the Company, acting through NAC, Inc., a wholly-owned subsidiary, sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in the Company's active portfolio for $17.9 million. In prior transactions in March 2000, NAC, Inc. sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in the Company's active portfolio and to Ameristar Financial Servicing Company, L.L.C., for $2.2 million, certain automobile retail installment loans held in the Company's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). In other transactions, the Company sold a portion of its charged-off portfolio for approximately $1.4 million. In the first quarter of Fiscal 2002, the Company completed the sale of substantially all its remaining charged-off automobile installment loans for approximately $300,000. In all of the transactions, the buyer was an independent party that did not have a material relationship with the Company, nor was the buyer an affiliate of the Company, a director or officer of the Company or an associate of any officer or director of the Company. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing.

       The sale of the loans resulted in an aggregate loss of approximately $1.4 million, which the Company reported in Fiscal 2001. Additionally, as the result of the sale of the loans, the Company's interest income from the loans was substantially reduced in Fiscal 2001.

       PURCHASE OF INVESTMENT IN AFC. On April 5, 2000, the Company, through National Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading for 8,999,900 shares of the Company's Common Stock and 100 shares of Series A convertible preferred stock. The Company repurchased all of the Series A convertible preferred stock on November 3, 2000. AFC is now owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc., (a wholly-owned subsidiary of Citadel Holding Corporation). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority vote is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

       AFC holds the Angelika Film Center under a long term lease having a remaining term of approximately 25 years. The Angelika Film Center is a 17,000 square foot, six screen multiplex theater and cafe that focuses on the exhibition of art and specialty films.

       The Company uses the equity method to account for its investment in AFC. AFC uses a December 31 fiscal year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31, records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the fiscal year ended January 31, 2001, the Company recorded income of $230,000 representing its share of AFC's net income for the nine months ended December 31, 2000. See Note E of Notes to Consolidated Financial Statements.

       SETTLEMENT OF FRANKINO LITIGATION AND REPURCHASE OF COMMON STOCK FROM FRANKINO PARTIES. On November 3, 2000, the Company entered into a Settlement Agreement with Mr. Frankino, individually, as trustee and president of the Samuel J. Frankino and Connie M. Frankino Charitable Foundation, as trustee of the Corrine L. Dodero Trust for the Arts and Sciences, and as managing partner of the Frankino and Frankino Investment Company, a Nevada general partnership (Mr. Frankino and all such entities referred to herein collectively as "Frankino Parties"). The Settlement Agreement, among other things, settled all of the litigation between the Company and Mr. Frankino, and resulted in the repurchase by the Company of all the Company's securities held by the Frankino Parties and certain other parties. In conjunction with the settlement of the above-referenced litigation, the parties to the litigations, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton, exchanged general releases against future claims.

       Under the terms of the Settlement Agreement, the Company (i) repurchased an aggregate of 15,743,012 shares of Common Stock of the Company owned by the Frankino Parties for a total purchase price of $35,340,000, or $2.245 per share of Common Stock; (ii) repurchased an aggregated of 120,348 shares of Common Stock of the Company owned by certain of the Company's directors, including shares of Common Stock held by William Maund, Lorraine Dodero, William Dodero and Lorraine Dodero, as joint tenants with rights of survivorship, and shares of Common Stock held by Lorraine Dodero, as a trustee of a grantor trust for the benefit of her daughter, Corrine Dodero, for a total purchase price of $180,522 (such repurchase of the 120,348 shares was completed on January 4, 2001), or $1.50 per share of Common Stock, and (iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,011,600.

       As a result of the repurchases of shares of Common Stock under the Settlement Agreement, the Company expensed in the fourth quarter of Fiscal 2001, $25,111,000, representing the excess of the amount paid under the Settlement Agreement over the market value of the shares repurchased.

       REPURCHASE OF COMMON STOCK FROM READING STOCKHOLDERS. On November 3, 2000, simultaneously with the execution and closing of the Settlement Agreement with the Frankino Parties, the Company executed and closed a Stock Purchase and Standstill Agreement ("the Reading Agreement") with Reading, FA, Citadel Holding Corporation, and Craig Corporation. Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Common Stock and 100 shares of Series A convertible preferred stock, par value $.05 per share.

       Under the terms of the Reading Agreement, the Company repurchased from the Reading Stockholders 5,277,879 shares of Common Stock of the Company and all 100 shares of Series A convertible preferred stock for an aggregate purchase price of $8,469,000, or $1.60 per share.

       On December 15, 2000, the Company entered into a second agreement with the Reading Stockholders for the repurchase of 4,777,121 shares of Common Stock for an aggregate price of $8,000,000; and on December 21, 2000 the Company purchased 25,000 shares of Common Stock from an affiliate of Reading for $41,000. As a part of the second agreement the provisions of the November 3, 2000 Reading Agreement that had continuing effect were terminated.

       As a result of the repurchases of shares of Common Stock from the Reading Stockholders, the Company expensed $10,482,000 in the fourth quarter of Fiscal 2001, representing the excess of the amount paid for the shares repurchased from the Reading Stockholders over the aggregate market value of such shares.

       ACQUISITION OF ZOOMLOT. On December 15, 2000, the Company entered into a Merger Agreement and Plan of Reorganization ("Merger Agreement") to acquire ZoomLot.

       Under the terms of the Merger Agreement, the Company issued to the former ZLT Stockholders Group 270,953 shares of its Series B convertible preferred stock and 729,047 shares of its Series C redeemable preferred stock, each at $.50 par value.

       The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, the tangible assets, identifiable intangible assets and liabilities of the acquired company are recorded at their fair value, and the excess of the purchase price over the fair value of the net (of liabilities) tangible and identifiable intangible assets is recorded as goodwill. Additionally, under the purchase method of accounting the operating results of the acquired company are included in the consolidated results of operations from the date of the acquisition. The Company determined that the fair value of ZoomLot's tangible assets and liabilities approximated their historical recorded amounts, and accordingly has recorded the entire excess of the purchase price over ZoomLot's historical stockholders' deficit as goodwill. The goodwill will be amortized on a straight-line basis over three years.

       The Series C redeemable preferred stock has a par value of $.50 per share, and has no conversion or voting rights. No dividends shall be made with respect to any share of Common Stock unless a dividend in an amount equal to ten times the amount of the dividend payable with respect to a share of Common Stock is paid with respect to each share of the Series C redeemable preferred stock.

       In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series C redeemable preferred stock shall be entitled to receive an amount per share equal to ten times the amount payable per share of Common Stock upon such liquidation, dissolution or winding up.

       The holders of the Series C redeemable preferred stock have certain rights to require the redemption of the shares. At any time after the earlier of September 30, 2003 or the occurrence of a "redemption event" (but in no event earlier than January 1, 2003), the holder of a share of Series C redeemable preferred stock will be entitled to redeem each such share for a cash payment by the Company equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of the Company's Common Stock for the twenty days preceding the redemption date) of a share of Common Stock as of the date notice of redemption is received by the Company. However, any shares of Series C redeemable preferred stock that are subject to the forfeiture provisions of the Merger Agreement may not be redeemed until such forfeiture provisions no longer apply. A "redemption event" will be deemed to have occurred if (i) ZoomLot meets an "objective", as described below, which eliminates the forfeiture of shares of Series C redeemable preferred stock, or
(ii) there occurs a "valuation event" which eliminates the forfeiture of the shares of Series C redeemable preferred stock.

       666,667 shares of the Series C redeemable preferred stock are subject to forfeiture unless certain "objectives" are met or certain "valuation events" occur. Specifically, one-half of those shares will be forfeited, if, by December 31, 2003, ZoomLot, including any of its subsidiaries, has failed to achieve zero or positive earnings, before interest expense, interest income, depreciation, amortization and extraordinary items but after applicable income taxes, for a period of six consecutive months. The remaining one-half of those shares will be forfeited if, by December 31, 2003, ZoomLot, including any of its subsidiaries, has not achieved at least $4.5 million in earnings before interest, taxes, depreciation and amortization for a period of twelve consecutive months. If, however, certain "valuation events" should occur prior to December 31, 2003, those financial performance objectives will be deemed to have been achieved. These valuation events generally consist of (i) a transaction that would involve an investment in ZoomLot or one of its subsidiaries of at least $10 million, where the pre-investment valuation of ZoomLot or any subsidiary of ZoomLot is at least $30 million, (ii) a change in control of the Company or (iii) the termination of the key executives of ZoomLot without cause.

       The Company also has the right, at any time after January 1, 2003, to redeem any or all of the Series C redeemable preferred stock that then remains outstanding for a cash payment by the Company equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of the Company's Common Stock for the twenty days preceding the redemption date) of a share of Common Stock as of the date notice of redemption is received by the Company. If when the Company calls for the redemption of shares of the Series C redeemable preferred stock there remain outstanding the shares of Series C redeemable preferred stock which are still subject to forfeiture, the Company may elect to first redeem the shares of Series C redeemable preferred stock that are not subject to forfeiture before redeeming shares of Series C redeemable preferred stock that are subject to forfeiture.

       The Company recorded the 62,380 shares of Series C redeemable preferred stock issued and not subject to forfeiture at a value of $9.89 per share (an aggregate of $617,000), representing the present value at an annual discount rate of 15% of the $15 per share redemption value to be payable on September 30, 2003. Between the acquisition date and September 30, 2003, the carrying amount of the Series C redeemable preferred stock (which is classified as redeemable preferred stock on the Company's consolidated balance sheet), will be accreted to the redemption value of $15 per share. Additionally, the amount of the periodic accretion, which will reduce net income in computing earnings per share, will be adjusted, if the redemption price becomes greater than $15 per share, as the result of an increase in the price of the Company's Common Stock to over $1.50 per share; and the rate of accretion will be accelerated if a "valuation event" occurs, making the Series C preferred stock redeemable earlier than September 30, 2003.

       The Company recorded the 666,667 shares of Series C redeemable preferred stock issued but subject to forfeiture at a value of $9.53 per share (an aggregate of $6,353,000), representing the present value at an annual discount rate of 15% of the $15 per share redemption value to be payable on December 31, 2003. However, because the shares are subject to forfeiture unless certain conditions are met or events occur, they represent "contingent consideration" under APB 16. As a result, although the shares have legally been issued, their value has not been included in the determination of goodwill, and instead is reflected as a reduction of the carrying amount of Series C redeemable preferred stock. The value of any shares of Series C redeemable preferred stock that become no longer subject to forfeiture will be added to goodwill, on the basis on the present value of their redemption value at that time, at such time as the event or condition eliminating the forfeiture occurs.

       In recording the acquisition of ZoomLot, the Company recorded the 270,953 shares of Series B convertible preferred stock issued at a value of $5.34 per share (an aggregate of $1,447,000), reflecting the average price of the Company's Common Stock for the five days subsequent to the execution of the Merger Agreement of $.534 and the conversion ratio of one share of Series B convertible preferred stock for ten shares of the Company's Common Stock.

       The Series B convertible preferred stock had a par value of $.50 per share. The holders of the Series B convertible preferred stock could at any time convert the Series B convertible preferred stock into shares of the Company's Common Stock at the ratio (subject to adjustment for stock splits and other anti-dilutive events) of ten shares of Common Stock for each share of Series B convertible preferred stock. The holders of the outstanding Series B convertible preferred stock had certain voting rights.

       The terms of the Series B convertible preferred stock provided that it would automatically convert into shares of the Company's Common Stock, at the ratio of ten shares of the Company's Common Stock for each share of Series B convertible preferred stock, upon the termination of the November 3, 2000 Stock Purchase and Standstill Agreement between the Company and the Reading Stockholders. That agreement was terminated in connection with the Company's December 15, 2000 repurchase of additional shares of Common Stock from the Reading Stockholders described above. As a result, on December 15, 2000 the Company converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its Common Stock.

       As a part of the Merger Agreement, the Company made a capital contribution to ZoomLot of approximately $5 million, which ZoomLot used to repay advances that had been made to it by Cygnet Capital Corporation ("Cygnet Capital"). Ernest C. Garcia, II, is the sole stockholder and chief executive officer of Cygnet Capital. Mr. Garcia was also a stockholder of ZLT, and by virtue of the Merger Agreement became the beneficial holder of 170,701 shares of Series B convertible preferred stock and 459,299 shares of Series C redeemable preferred stock. Upon the December 15, 2000 conversion of the Series B convertible preferred stock into shares of Common Stock, Mr. Garcia became the beneficial owner of 1,707,004 shares of Common Stock. Mr. Garcia has also acquired beneficial ownership of shares of Common Stock in market purchases, and currently beneficially owns 2,077,004 shares of Common Stock, which represent approximately 18% of the outstanding shares of the Company's Common Stock. Mr. Garcia, Cygnet Capital, or Verde Reinsurance Company, Ltd., a company owned by Mr. Garcia, are required to repay the $5 million to the Company unless ZoomLot meets the objectives, or an event occurs, that eliminates the forfeiture of the Class C redeemable preferred stock.

       See Notes B and K of Notes to Consolidated Financial Statements.

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

       Interest income from loans declined to $404,000 in Fiscal 2001 from $7,331,000 in Fiscal 2000, representing a decline of 94.5%. The decline was due to the sale of substantially all of the Company's loans in March 2000.

       Interest income from loans declined to $7,331,000 in Fiscal 2000 from $15,322,000 in Fiscal 1999, representing a decline of 52.2%. The decline was principally attributable to the 58.4% decrease in the size of the Company's total net loan investments, (i.e., the gross finance receivables less the unearned income, credit loss discount and allowance for credit losses) from $70,401,000 at January 31, 1999 to $29,306,000 at January 31, 2000. Interest
income declined at a rate less than the decline in the size of the Company's total loan investment as a result in an increase in the Company's effective yield on its loans. The Company's effective yield on its loans, calculated as interest income as a percentage of the total net investments in loans, increased from 13.8% for Fiscal 1999 to 14.7% for Fiscal 2000. The effective yield increased in Fiscal 2000 because of an increase in expected cash flows over original estimates for certain loan pools. The higher than estimated collections affected the yield of certain loan pools because the additional cash flows were high enough to completely eliminate previously recorded loan loss allowances for those loan pools, after which additional increases in expected collections are accounted for as yield adjustments. At January 31, 2000, the Company's total net loan investment of $29,306,000 had a weighted-average yield of 13.6%.

       INTEREST INCOME ON INVESTMENTS: Interest income is derived principally from the interest earned on the Company's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments increased to $3,872,000 in Fiscal 2001 from $2,284,000 in Fiscal 2000. The increase was due to an increase in the weighted average investment balances to $57,478,000 from $41,734,000 in the prior year, as well as an increase in the average interest rate being earned to 6.7% compared to 5.5% for the fiscal year ended January 31, 2000. The Company's investments increased primarily as the result of the investment of the proceeds from the sale of its loans. However, the Company's interest income on investments will decrease significantly in Fiscal 2002 due to the Company's use of its cash equivalents and investments to fund the repurchases of Company stock, totaling approximately $52 million, during the fourth quarter of Fiscal 2001.

       During Fiscal 2000, the Company invested its cash balances in short-term marketable securities to generate interest income of $2,284,000, as compared to $635,000 in Fiscal 1999. The Company used the cash flows from the net reduction in the size of its automobile loan portfolio and the refund of previously paid income taxes to repay all its outstanding debt to zero in the fourth quarter of Fiscal 1999.

       INCOME FROM INVESTMENT IN AFC. The Company accounts for its investment in AFC using the equity method, and the $230,000 reported as the income from the investment in AFC represents the Company's share of AFC's net income for the nine months from April 5, 2000 (the date of the Company's acquisition of its investment in AFC) to December 31, 2000 (AFC's fiscal year-end).

       The following sets forth summarized operating results for AFC (in thousands):

                                              Years Ended December 31,
                                          ---------------------------------
                                              2000                1999
                                          -------------       -------------

             Revenues                       $6,462               $7,376

             Film rental                     2,087                1,909
             Operating costs                 2,509                2,635
             General and administrative
               expenses                        184                  418
             Depreciation and amortization     692                  688
                                            ------               ------
                                             5,472                5,650
                                            ------               ------
             Net income                     $  990               $1,726
                                            ======               ======


       AFC's revenues decreased from the year ended December 31, 1999 to the year ended December 31, 2000 as the result of a decrease in attendance. The attendance at AFC will vary depending on audience interest in, and the popularity of, the films it exhibits, and other factors.

       OTHER INCOME: Other income for Fiscal 2001 include the revenues from ZoomLot of approximately $80,000 for the period from the Company's acquisition of ZoomLot on December 15, 2000 until January 31, 2001, and income of $123,000 from other sources.

       ZoomLot's services facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot's service of matching contracts submitted by dealers wishing to sell contracts which were retained by them upon the sale of a vehicle against the underwriting criteria of finance companies, and then submitting those contracts to the finance companies whose underwriting criteria the contracts meet, is commonly referred to as "contract aggregation"; however, ZoomLot does not warehouse or pool purchased contracts for resale, but rather either merely facilitates a finance company's purchase of a contract from the dealer, or purchases contracts from dealers for immediate pre-arranged resale. As a result, the Company does not assume credit risk with respect to the contracts.

       ZoomLot currently has two means by which it provides this contract aggregation service. Under the Pass-Thru program, ZoomLot's responsibility is to filter the contract information provided by the dealer against the criteria established by the participating finance companies. ZoomLot then transmits the contract information to each of the finance companies whose underwriting criteria the contract satisfies. If the contract is sold, ZoomLot receives a fixed fee from the purchasing finance company. In addition, ZoomLot operates a Private Label program whereby it acquires contracts on behalf of two finance companies subject to their underwriting criteria. Under the Private Label program, ZoomLot will underwrite a contract that is submitted by a used car dealer subject to the criteria established by the participating finance companies. If the contract meets their criteria, ZoomLot will then place a bid based on the finance company's pricing model with the dealer to purchase the contract. If the bid is accepted, ZoomLot then performs certain verification procedures related to the underlying customer and if the requisite information is deemed to be satisfactory, it will acquire the contract from the dealer. The finance company then repurchases the contract from ZoomLot for the amount ZoomLot paid for the contract plus a fee for acquiring the contract. During Fiscal 2001, the average revenue per contract was approximately $300.

       In addition, ZoomLot generates additional revenue by marketing insurance and warranty products to automobile dealers for purchase by their customers. ZoomLot receives referral or placement fees from the companies selling the respective products. All responsibility and liability for the servicing and administration of the insurance policies and warranties as well as the payment of insurance claims, repair costs and other claims is assumed by the companies issuing the products or third party insurers.

       Other income in Fiscal 2000 of $145,000 and $957,000 in fiscal 1999 included fees from the sale of warranty contracts, fees earned for collection services, floor planning, enrollment and maintenance fees charged to dealers.

       PROVISION FOR CREDIT LOSSES: Effective February 1, 1997, the Company refined its methodology for determining the allowance for credit losses to group loans into pools with similar characteristics and to assess the recoverability of its loan investments on the basis of the present value of the expected future cash flows, as discussed in Statement of Financial Accounting Standards ("SFAS") 114 (as amended by SFAS 118), "Accounting by Creditors for Impairment of a Loan." On a continual basis the Company reviewed its estimates of future cash flows for its loan pools. Such estimates were revised to reflect changes in historical collection rates, charge-off rates, loan delinquencies and other economic indicators that served as the basis for predicting future loan performance. The Company's net investment in each loan pool was compared to the present value of the revised estimate of future cash flows, discounted using the rate at which the Company was recognizing interest income on that pool of loans. Where the estimated cash flows had been revised downward and, as a result, such a comparison reflected an excess of the investment over the present value of the future cash flows, the Company recorded an allowance for credit losses by a charge to expense, and also reduced unearned income by a reclassification to the credit loss discount so that future interest income would reflect the same original annual interest rate on the net investment in the particular loan pool. In those instances where a revised estimate of future cash flows indicated an increase in estimated cash flows over the previous estimate, the Company first reversed into income any previously recorded provision for credit losses, and then increased the rate at which future interest income was recognized by a reclassification from the credit loss discount to unearned income.

       Information concerning the changes in the allowances for credit losses and the provision for credit losses charged to expense is set forth in Note D of Notes to the Consolidated Financial Statements.

       The Company recorded a reversal into income of previously recorded credit losses of $1,365,000 for Fiscal 2001. In determining the allowance for credit losses, the Company used weighted-average estimates of future cash flows from its loans expressed as a percentage of the contractual amounts receivable, which was approximately 58% at February 29, 2000 (prior to the sale of the loans as described above) and resulted in a reversal into income of $856,000. The Company recorded a reversal into income of an additional $509,000 as a result of cash received from loans previously charged-off.

       The provision for credit losses for Fiscal 2000 reflects negative provisions, or reductions in the allowance for credit losses, of $6,118,000. During Fiscal 1999, the provision for credit losses was $2,961,000. The reduction in the allowance for credit losses recorded in Fiscal 2000 is principally the result of cash flows from loan collections during that period which exceeded the amounts projected that was used in establishing the allowance for credit losses at January 31, 1999. The higher than estimated collections came principally from certain of the Company's older, larger loan pools and reflect both improvements in the Company's collection procedures and the effect of the revisions to the future collection estimates made in Fiscal 1999. In determining the allowance for credit losses, the Company used weighted-average estimates of the future cash flows from its loans, expressed as a percentage of the contractual amounts receivable. Although the Fiscal 2000 excess collections resulted in reductions in the allowance for credit losses, the Company did not significantly change its estimates of remaining cash flows from the collections of loan pools, and as a result, the negative credit loss provisions reflect principally the actual cash collections in excess of estimated amounts. The weighted-average estimate of future cash flows from loans, expressed as a percentage of the contractual amounts receivable, was 58.0% at January 31, 2000, as compared to 57.3% at January 31, 1999. At January 31, 2000, the allowance for credit losses was 8.3% of the Company's net investment in loans, before the allowance, as compared to 19.3% at January 31, 1999. This decrease is due to the charge-off of loans from certain of the Company's older, larger pools, as well as the affect of purchasing higher quality loans in Fiscal 1999 and 2000 (which through January 31, 2000 had not required the recording of any significant loan loss allowances).

       LOSS ON SALE OF LOANS: During Fiscal 2001, the Company sold its active automobile loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $6,134,000 in actual cash collections on the loans during Fiscal 2001. The sales of the loans resulted in an aggregate loss of $1,420,000. The loss includes a charge of $666,000 for the write-off of deferred loan origination assets and liabilities and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company.

       OPERATING EXPENSES: Operating expenses include sales and marketing costs, collection costs and other operating costs. Operating expenses declined 77% to $2,407,000 for Fiscal 2001 from $10,272,000 for Fiscal 2000 and decreased as a percent of revenue to 51% in Fiscal 2001 from 105% in Fiscal 2000. Operating expenses were $11,078,000 or 65% of revenues in Fiscal 1999.

       The decrease in operating expenses was a result of a reduction in personnel costs and the cessation of loan underwriting, processing and collection operations upon the Company's sale of its loans. Additionally, certain personnel and occupancy costs historically associated with the loan operations, but in which the Company continues to incur, have since April 2000 been classified as general and administrative expenses.

       Included in operating expenses for Fiscal 2001 are costs relating to ZoomLot for the 46-day period ended January 31, 2001 of $708,000. These costs are after the effect of $145,000 paid to ZoomLot by CDF. CDF previously operated ZoomLot, and ZoomLot and CDF share common personnel and facilities. ZoomLot receives a monthly fee from CDF for performing these management services and to reimburse ZoomLot for the costs incurred to administer the CDF operations.

       Personnel costs, amortization of goodwill, rent, advertising, and internet technology related expenses comprised the majority of ZoomLot's expenses. Personnel costs, which totaled $342,000 or 48% of ZoomLot's operating expenses and amortization of goodwill of $191,000 or 27% of operating expenses comprised the largest components of ZoomLot's expenses.

       ZoomLot is currently developing the FundHere(TM) Aggregator. The successful completion and implementation of this software is paramount to the future success of ZoomLot. The successful completion of the FundHere(TM) Aggregator would allow ZoomLot to automate much of the communication and filtration process it must now perform manually, and would allow ZoomLot to realize significant improvement in operating efficiencies and lower its variable costs for each contract submitted by dealers. Should ZoomLot be unable to successfully complete the development of the FundHere(TM) Aggregator, or upon its completion fail to realize the anticipated benefits, it may be difficult for ZoomLot to achieve profitability. Until ZoomLot completes the development of the FundHere(TM) Aggregator, it will incur expenses for the development of the software and will have higher variable costs, both of which will adversely affect its results of operations.

       Operating expenses decreased in Fiscal 2000, as compared to Fiscal 1999, due to the reduction in personnel and other operating expenses as a result of the declining loan portfolio offset by increases in expenses associated with the installation and development of upgraded computer and information systems.

       GENERAL AND ADMINISTRATIVE: General and administrative expenses include cost of executive, accounting and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. General and administrative expenses increased to $7,696,000 for Fiscal 2001 from $4,750,000 for Fiscal 2000 and increased as a percentage of revenues from 48.7% in Fiscal 2000 to 163% in Fiscal 2001. General and administrative expenses were $4,994,000 or 29.5% of revenues in Fiscal 1999.

       The increase in general and administrative expenses of $2,946,000 in Fiscal 2001, as compared to Fiscal 2000, was due to (i) an increase in director fees of $1,150,000 (director fees of approximately $1,100,000 were classified in litigation and other charges in Fiscal 2000) and the bonus awarded to the Chairman of the Board, for past services, of $750,000; (ii) an increase in salaries and benefits and compensation expense for a grant of the Company's Common Stock of 350,000 shares to the chief executive officer; (iii) the reduction of the Fiscal 2000 expenses (with no similar reductions in Fiscal
2001) from a credit recorded when the Company was able to settle certain state tax liabilities at amounts less than initially estimated; and (iv) the previously discussed change in the classification (from operating expenses to general and administrative expenses) of certain costs.

       The slight decrease in general and administrative expenses in Fiscal 2000, as compared to Fiscal 1999, was due to lower personnel and occupancy costs, and the reversal of certain prior state property, franchise and installment paper tax liabilities to reflect the settlement of those liabilities for amounts less than previously estimated. These were partially offset by an increase in professional services.

       LITIGATION AND OTHER CHARGES: In Fiscal 1998, following the resignation of Deloitte & Touche, the Company instituted investigations of its previous financial reporting and underwent changes in management. The Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of Fiscal 2001, the Company accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional cost in excess of that initial estimate were expensed as incurred or as such estimate was revised.

       Included in the results of operations for Fiscal 2001, 2000, and 1999, respectively, are the following costs related to the litigation, investigations and management changes (in thousands):


                                                                           Years Ended January 31,
                                                               ---------------------------------------------
                                                                  2001            2000             1999
                                                               ------------    ------------    -------------
Legal and settlement costs relating to litigation matters       $ 5,799         $ 7,037         $ 2,545
Crisis management consulting                                        116           3,063           3,898
Financing, loan waiver and prepayment fees                         --               408           1,483
Fees for special independent audits                                --               523             845
Costs of special investigations                                    --               273             654
Other                                                               375               4             160
                                                                -------         -------         -------
                                                                $ 6,290         $11,308         $ 9,585
                                                                =======         =======         =======


       COST RELATED TO PURCHASE OF SHARES: The Fiscal 2001 expense of $35,593,000 results from the repurchases of Common Stock from the Frankino parties and the Reading Stockholders discussed above.

       During Fiscal 2000 the Company repurchased 2,849,630 shares of its Common Stock pursuant to an option agreement (the "Option Agreement"), which the Company entered into with a then-unaffiliated stockholder on May 10, 1999. The Company acquired the option by paying the stockholder $1,000,000 on May 12, 1999, all of which was to be credited toward the aggregate exercise price of $1.50 per share payable by the Company upon any exercise of its option. On June 24, 1999, the Company exercised its right under the Option Agreement to extend the period of the option (the "First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional $500,000, of which $250,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, the Company and the unaffiliated stockholder agreed to an additional extension (the "Second Extension") of the Option Agreement, for 120 days, for which the Company paid the stockholder an additional $1,000,000, of which $750,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option.

       The Company accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option together with the extension payments to be de minimis. In determining the fair value of the option or extension, the Company considered the period over which the option or extension was exercisable, the option exercise price, the market price of the Company's stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying Common Stock was charged to expense. An aggregate of $2,224,000 was charged to expense in Fiscal 2000, which represented the total of the $1,000,000 payment made to obtain the initial option and $1,224,000 of the payments made to obtain the First Extension and Second Extension.

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

       WRITE-DOWN OF ASSETS HELD FOR SALE: The Company has certain investments in affordable housing projects which previously the Company had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of Fiscal 2000, the Company committed to a plan to sell the investments and recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During Fiscal 2001, the Company reduced its original estimate of the fair value of the investments to $2,670,000, primarily due to the expiration of certain tax credits and the increase of the effective yield used in determining the fair value. As a result, the Company recorded an additional write-down of $3,183,000. The Company expects to complete the sale of the investments by the end of the second quarter of Fiscal 2002 and future operating results could be affected by revisions of the estimates of the fair value less estimates costs to sell the investments, which changes could be material due to the uncertainties inherent in the estimation process.

       During the fourth quarter of Fiscal 2000, the Company also committed to plans to sell certain real estate investments. During Fiscal 2001, the Company sold the investments for aggregate cash proceeds of approximately $1,000,000 and recorded a loss on sale of $215,000.

       RESTRUCTURING CHARGES: During January 2001, the Company committed to a plan of restructuring its operations and relocating its corporate offices from Solon, Ohio to New York City, New York. As a part of the plan, and in accordance with Emerging Issues Task Force Issue No. 94-3, "Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" the Company recorded a restructuring charge of $1,777,000 which is comprised of a write-down for property and equipment of $922,000 and accrued expenses of $855,000 representing the costs to be incurred in the completion of the steps contained in the restructuring plan. Those steps include the termination of thirty-two employees, for which the Company has accrued costs of $575,000, and other steps, including the termination of leases and outplacement services, estimated to cost $280,000. As of January 31, 2001 none of the accrued costs have been incurred and $855,000 remains accrued. See Note O of Notes to Consolidated Financial Statements.

       INCOME TAXES: For the year ended January 31, 2001, the Company recorded an income tax benefit of $1,200,000 as a result of an adjustment to reduce previous estimates of certain accrued income taxes. At January 31, 2001, the Company has claims for refunds in the amount of $3,664,000.

       For Fiscal 2000, the Company recorded an income tax benefit of $3,286,000. The income tax benefit represented (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years' taxable income, and (ii) adjustments to revise (reduce) previous estimates of certain income taxes.

       As of January 31, 2001 the Company has net operating loss carryforwards of $65,616,000 that may be used to reduce future taxable income, subject to limitations. The Company also has unused low income housing credits totaling $5,598,000.

       As a result of the Company's November 3, 2000 repurchases of shares of its Common Stock, the Company underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result, of the net operating loss carryforwards described above, the use of net operating loss carryforwards totaling $60,343,000 incurred prior to November 3, 2000 will be subject to significant annual limitation. Additionally, the use of low income credit carryforwards of $5,248,000 generated prior to November 3, 2000 will be subject to the Section 382 limitation. The use of the net operating loss and low income housing credit carryforwards incurred after November 3, 2000, which total $5,273,000 and $350,000, respectively, as of January 31, 2001, are not subject to the Section 382 limitation.

       As of January 31, 2001 the Company has $3,004,000 of alternative minimum tax credits which may be applied against any future alternative minimum taxes which exceed regular income taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

       At the date of its acquisition ZoomLot had net operating loss carryforwards of approximately $2,000,000. The Company may use these net operating loss carryforwards through Fiscal 2021 to reduce the taxable income generated by ZoomLot, subject to certain annual limitations.

       See Note J of Notes to Consolidated Financial Statements.

       DISCONTINUED OPERATIONS: Prior to Fiscal 1997, the Company also engaged in the automobile rental business, including the subsequent sale of cars when retired from its rental fleet. The automobile rental operations, conducted under the names Agency Rent-A-Car, Altra Auto Rental and Automate Auto Rental, rented vehicles principally on a short-term basis to the insurance replacement market. The Company disposed of its rental fleet and this operation in Fiscal 1996 through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by the Company. National Motors was a Company owned dealership which sold vehicles retired from the rental fleet. The Company discontinued the operations of National Motors in Fiscal 1997.

       The Fiscal 2001 income of $1,656,000 represents the reversal of previously recorded expense relating to the self-insurance claims liabilities due to the favorable settlement of certain claims. See Note P of Notes to Consolidated Financial Statements.

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

       On an ongoing basis the Company's results of operations and liquidity are unlikely to be affected by these discontinued operations except for the effects of the payment of self-insurance claims on the Company's liquidity, and the effects on the results of operations of any additional revisions to the Company's estimates for its self-insurance liabilities. The Company's aggregate self-insurance claims liability of $970,000 as of January 31, 2001 is subject to further revision as new information is available, and such revisions may be material due to the uncertainties inherent in the estimation process.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       During Fiscal 2001, the Company used $55,981,000 of cash flows from operations. The Company's payments for operating, general and administrative, and litigation and other expenses together with $35,593,000 (the portion charged to expense) of the $52,030,000 paid to repurchase shares of the Company's Common Stock continue to exceed revenues from operations. The Company generated $35,515,000 in cash flows from investing activities principally as the result of collections and the proceeds from its loan portfolio of $24,187,000 and the proceeds from the sale of property of $8,606,000. The Company used $21,423,000 in financing activities primarily as the result of the payments to repurchase shares of $16,437,000 and the payment on notes payable of $5,185,000 assumed by the Company as part of the ZoomLot acquisition.

       During Fiscal 2000, the Company used $18,925,000 of cash flows from operations. The cash flows from interest income declined due to the declining portfolio balance and were exceeded by the Company's payments for operating, general and administrative and litigation and other expenses together with $2,224,000 (the portion charged to expense) of the total of $4,775,000 paid to repurchase shares of the Company's common stock. The Company generated $43,731,000 in cash flows from investing activities principally as the result of $45,839,000 of cash flows from the net reduction in the size of its loan portfolio. The Company used $2,582,000 of cash flows from financing activities primarily as the result of the purchase of the treasury stock. The net cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $54,333,000 at January 31, 2000.

       During Fiscal 1999, the Company generated $33,402,000 in cash flows from operations, and generated $79,734,000 of cash flows from the net reduction in the size of its loan portfolio. The $33,402,000 of cash flows from operations included the benefit of a net refund of $52,079,000 of previously paid income taxes generated by the carryback of the Company's 1998 losses. The cash flow generated by these sources were used in 1999 to repay $83,838,000 of debt outstanding under the Company's bank group facility and senior notes, and to retain a cash balance of $32,109,000 at January 31, 1999. During Fiscal 1998 and 1999, the Company was from time to time in default of the covenants in its bank group and senior note debt agreements. In the fourth quarter of Fiscal 1998 continuing through the third quarter of Fiscal 1999, the Company entered into a series of amendments to those agreements to waive the defaults while the Company repaid the outstanding borrowings. The Company completed the repayment of the borrowings under the bank group facility and the redemption of the senior notes in November 1998.

       The Company believes that the available cash and cash equivalents and marketable securities of approximately $11,000,000 as of April 30, 2001, and the investment income therefrom as well as the cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending investigations, and fund its activities through January 31, 2002. The Company estimates the capital requirements to fund its ZoomLot operations and investment in software and computer equipment may total approximately $6,500,000 for the period ending January 31, 2002. Additionally, as previously discussed, the Company's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by the Company's Board of Directors. Such limitations may have an adverse impact on the Company's financial position, results of operations and liquidity.

OTHER
-----

       NEW ACCOUNTING PRONOUNCEMENTS. In June 2000, the Financial Accounting Standard Board issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of Fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 138 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 138 will not have a material affect on its financial statements.

       In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces SFAS 125. SFAS 140 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitizations and collateral for fiscal years ended after December 15, 2000. The Company believes that SFAS 140 will not have a material affect on its financial statements.

       INFLATION. Inflation has not had a material affect on the Company's business.

FORWARD-LOOKING STATEMENTS
--------------------------

       Various statements made in this Item 7 and elsewhere in this Annual Report on Form 10-K concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the Board of Directors to promptly determine what strategic business plan the Company should pursue, the failure of the Company to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions, or any adverse action taken by the Securities and Exchange Commission that impedes the ability of the Company to pursue any desired plan of action. In addition, ZoomLot's operations are subject to certain risk factors. See Item 1 - "Business - E-Commerce Business - Summary of Certain Risk Factors Related to ZoomLot's Business".

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

       The Company's automobile loan portfolio was comprised of fixed rate financing agreements with high credit risk consumers. The rates on these financing agreements cannot be increased for changes in market conditions, and accordingly these loans were not subject to market risk.

       As of January 31, 2001, the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


       We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/Grant Thornton LLP
Cleveland, Ohio
April 16, 2001 (except for Note E as to which the date is May 9, 2001)

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   January 31,
                                                           ------------------------
                                                              2001          2000
                                                           ---------    ------------
ASSETS
Cash and cash equivalents                                  $  12,444    $  54,333
Marketable securities (Note C)                                 1,083           --
Installment loans, net (Note D)                                   --       29,306
Investment in AFC (Note E)                                    10,027           --
Property and equipment, net of accumulated
  depreciation of $186 and $5,219, respectively (Note F)         789        7,677
Goodwill (Note A)                                              6,673           --
Assets held for sale (Note G)                                  2,785        6,861
Income taxes refundable                                        3,664        3,664
Other assets                                                   1,601        2,121
                                                           ---------    ---------
TOTAL ASSETS                                               $  39,066    $ 103,962
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Self-insurance claims (Note P)                           $     970    $   4,089
  Accrued income taxes (Note J)                                1,029        2,926
  Other liabilities (Note I)                                   4,983       13,068
                                                           ---------    ---------
                                                               6,982       20,083

COMMITMENTS AND CONTINGENCIES (Note N)                            --           --

REDEEMABLE PREFERRED STOCK (Note K)
     (redemption value of $936)                                  629           --

STOCKHOLDERS' EQUITY (Notes K and L)
Preferred stock                                                   --           --
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued
  39,420,437 and 29,963,301 shares, respectively               1,971        1,498
Common stock to be issued                                        219           --
Additional paid-in capital                                   174,385      166,139
Retained deficit                                            (121,801)     (69,104)
Accumulated other comprehensive income (loss)                    (44)          --
Treasury stock, at cost, 27,901,305 and 4,195,598
  shares, respectively                                       (23,275)     (14,654)
                                                           ---------    ---------
                                                              31,455       83,879
                                                           ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  39,066    $ 103,962
                                                           =========    =========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Years Ended January 31,
                                                               ---------------------------------
                                                                  2001        2000        1999
                                                               ---------   --------    --------
REVENUE
     Interest income from loans                                $    404    $  7,331    $ 15,322
     Interest income on investments                               3,872       2,284         635
     Income from investment in AFC                                  230        --          --
     Other income                                                   203         145         957
                                                               --------    --------    --------
          Total                                                   4,709       9,760      16,914

COSTS AND EXPENSES
     Provision for credit losses                                 (1,365)     (6,118)      2,961
     Operating                                                    2,407      10,272      11,078
     Loss on sale of loans (Note D)                               1,420        --          --
     General and administrative                                   7,696       4,750       4,994
     Litigation and other charges (Note N)                        6,290      11,308       9,585
     Write-off of option (Note E)                                   500        --          --
     Gain on sale of property (Note F)                           (2,868)       --          --
     Cost related to purchase of shares (Note K)                 35,593       2,224        --
     Write-down of assets held for sale (Note G)                  3,398       4,666        --
     Restructuring charges (Note O)                               1,777        --          --
     Interest expense                                              --          --         4,361
                                                               --------    --------    --------
          Total                                                  54,848      27,102      32,979
                                                               --------    --------    --------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                           (50,139)    (17,342)    (16,065)

Benefit for income taxes (Note J)                                (1,200)     (3,286)       --
                                                               --------    --------    --------

LOSS FROM CONTINUING OPERATIONS                                 (48,939)    (14,056)    (16,065)

DISCONTINUED OPERATIONS, NET OF TAX (Note P)                      1,656         741         450
                                                               --------    --------    --------

NET LOSS                                                        (47,283)    (13,315)    (15,615)

Accretion of discount on redeemable preferred stock (Note K)         12        --          --
                                                               --------    --------    --------
NET LOSS APPLICABLE TO COMMON STOCK                            $(47,295)   $(13,315)   $(15,615)
                                                               ========    ========    ========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                                     $  (1.76)   $   (.50)   $   (.56)
     Discontinued operations                                        .06         .03         .01
                                                               --------    --------    --------
          Net loss per share                                   $  (1.70)   $   (.47)   $   (.55)
                                                               ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's)
     Basic and diluted                                           27,761      28,169      28,609
                                                               ========    ========    ========


See notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED JANUARY 31, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         Preferred Stock             Common Stock
                                        -----------------        -------------------     Common      Additional
                                                     Par                        Par      Stock to      Paid-In      Retained
                                        Shares      Value        Shares        Value     be Issued     Capital       Deficit
                                        ------      -----        ------        -----     ---------   ----------     ---------
BALANCE,
JANUARY 31, 1998                            --      $    --      29,906,112   $  1,495   $      --   $  166,072     $  (40,174)
Net loss                                                                                                               (15,615)
Stock issued under
   benefit plans                                                     76,400          5                       96
                                     ----------     --------     ----------   --------   ---------   ----------     ----------

BALANCE,
JANUARY 31, 1999                            --           --      29,982,512      1,500          --      166,168        (55,789)

Net loss                                                                                                               (13,315)
Stock cancelled under
   benefit plans                                                    (19,211)        (2)                     (29)
Treasury stock
   purchase
                                     ----------     --------     ----------   --------   ---------   ----------     ----------

BALANCE,
JANUARY 31, 2000                            --           --      29,963,301      1,498          --      166,139        (69,104)

Net loss                                                                                                               (47,283)
Stocks issued for
   investment in AFC (Note E)              100           --       6,762,247        338                    6,954         (5,402)
Acquisition of ZoomLot (Note B)        270,953          135                                               1,312
Repurchase of Series A
   preferred stock (Note K)               (100)          --
Conversion of Series B
   preferred stock (Note K)           (270,953)        (135)      2,709,530        135                       --
Repurchase of common
   shares (Note K)
Stock award (Note L)                                                                           219
Stock cancelled under
   benefit plans                                                    (14,641)        --                      (20)
Accretion on redeemable preferred stock                                                                                    (12)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities
                                     ----------     --------     ----------   --------   ---------   ----------     ----------
BALANCE,
JANUARY 31, 2001                             --     $     --     39,420,437   $  1,971   $     219   $  174,385     $ (121,801)
                                     ==========     ========     ==========   ========   =========   ==========     ==========




                                                            Other                     Comprehensive
                                            Treasury     Comprehensive                  Income
                                              Stock      Income (loss)     Total         (Loss)
                                            --------     -------------     -----      -------------
BALANCE,
JANUARY 31, 1998                            $  (12,103)  $     --        $  115,290
Net loss                                                                    (15,615)   $   (15,615)
Stock issued under
   benefit plans                                                                101
                                            ----------   --------        ----------    ----------

BALANCE,
JANUARY 31, 1999                               (12,103)        --            99,776    $  (15,615)
                                                                                       ==========
Net loss                                                                    (13,315)   $  (13,315)
Stock cancelled under
   benefit plans                                                                (31)
Treasury stock
   purchase                                     (2,551)                      (2,551)
                                            ----------   --------        ----------    ----------

BALANCE,
JANUARY 31, 2000                               (14,654)        --            83,879    $  (13,315)
                                                                                       ==========
Net loss                                                                    (47,283)   $  (47,283)
Stocks issued for
   investment in AFC (Note E)                    7,816                        9,706
Acquisition of ZoomLot (Note B)                                               1,447
Repurchase of Series A
   preferred stock (Note K)                                                      --
Conversion of Series B
   preferred stock (Note K)                                                      --
Repurchase of common
   shares (Note K)                             (16,437)                     (16,437)
Stock award (Note L)                                                            219
Stock cancelled under
   benefit plans                                                                (20)
Accretion on redeemable preferred stock                                         (12)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities                                               (44)              (44)          (44)
                                            ----------   --------        ----------    ----------
BALANCE,
JANUARY 31, 2001                            $  (23,275)  $    (44)       $   31,455    $  (47,327)
                                            ==========   ========        ==========    ==========


See Notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     Years Ended January 31,
                                                               -------------------------------------
                                                                  2001          2000         1999
                                                               -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                       $ (47,283)   $ (13,315)   $ (15,615)
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                 1,107        1,396        1,296
     Provision for credit losses                                  (1,365)      (6,118)       2,961
     Loss on sale of loans                                         1,420           --           --
     Gain on sale of property                                     (2,868)          --           --
     Write-off of option                                             500           --           --
     Loss on write-down of assets held for sale                    3,398        4,666           --
     (Gain) loss on disposal of rental operations                   (308)          28           88
Changes in operating assets and liabilities:
     Accrued income tax/refundable                                (1,897)      (3,953)      52,079
     Other liabilities                                            (7,601)      (1,116)      (4,722)
     Self-insurance claims                                        (2,811)        (819)      (4,352)
     Other operating assets and liabilities, net                   1,727          306        1,667
                                                               ---------    ---------    ---------
         Net cash (used in) provided by operating activities     (55,981)     (18,925)      33,402
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on gross finance receivable                 5,730       61,155      105,950
   Proceeds from sale of loans                                    24,187           --           --
   Proceeds from sale of property                                  8,606           --           --
   Proceeds from sale of assets held for sale                      1,041           --           --
   Purchase of loans                                                  --      (15,316)     (26,216)
   Investments and acquisitions                                   (1,690)          --           --
   Proceeds from AFC distributions                                   556           --           --
   Purchase of marketable securities                             (25,092)          --           --
   Proceeds from sale of marketable securities                    23,820           --           --
   Purchase of other property and equipment                         (188)      (1,091)        (833)
   Purchase of affordable housing investments                     (1,455)      (1,017)      (1,219)
   Other investing activities, net                                    --           --           80
                                                               ---------    ---------    ---------
         Net cash provided by investing activities                35,515       43,731       77,762
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on operating debt and notes payable               (5,185)          --      (83,838)
   Payments to acquire treasury stock                            (16,437)      (2,551)          --
   Stock (cancelled) issued under benefit plans                      (20)         (31)         101
   Common stock to be issued                                         219           --           --
                                                               ---------    ---------    ---------
         Net cash used in financing activities                   (21,423)      (2,582)     (83,737)
                                                               ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents                 (41,889)      22,224       27,427
Cash and cash equivalents at beginning of year                    54,333       32,109        4,682
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year                       $  12,444    $  54,333    $  32,109
                                                               =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                               $      --    $      67    $   5,646
                                                               =========    =========    =========
   Income taxes paid (refunded)                                $     697    $     105    $ (52,079)
                                                               =========    =========    =========


See notes to consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
     National Auto Credit, Inc. ("the Company") began operations in 1969 and was incorporated in Delaware in 1971. The Company's principal business activity is conducted through ZoomLot Corporation ("ZoomLot"), a wholly-owned subsidiary, which is engaged in the development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process. The Company acquired ZoomLot on December 15, 2000. The Company also owns a 50% membership interest in Angelika Film Center, LLC ("AFC"). Additionally, the Company is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

     Through the second quarter of Fiscal 2001, the Company engaged in the business of investing in sub-prime used automobile consumer loans. The Company purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters of Fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio (see Note
D). However, since the Company had not yet made a definitive decision that it will not reenter some aspect of the consumer lending business, these operations have not been classified as a discontinued operation as of January 31, 2001.

     As of January 31, 2001, the Company's operations are classified as three operating segments. See Note Q.

PRINCIPLES OF CONSOLIDATION:
     The consolidated financial statements include the amounts of the Company and its wholly-owned subsidiaries and an investment in AFC, a 50% owned limited liability company, which is accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

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

CASH EQUIVALENTS:
     All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value. The Company also has restricted cash of $576,000 pursuant to agreements with certain former Presidents and Directors of the Company.

GOODWILL:
     Goodwill arising from the Company's acquisition of ZoomLot is amortized on a straight-line basis over a three-year period. Goodwill arising from the Company's investment in AFC is amortized on a straight-line

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

basis over 20 years. Accumulated amortization of goodwill is $395,000 at January 31, 2001. See Notes B and E.

IMPAIRMENT OF LONG-LIVED ASSETS:
     The Company evaluates impairment of long-lived assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows (undiscounted and without interest charges) over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the carrying amount of the asset is reduced to its estimated fair value through a charge to income. Certain of these long-lived assets are being disposed of and have been written-down to their estimated fair value. See Note G.

MARKETABLE SECURITIES:
     Marketable securities consist of U.S. Government Agency mortgage-backed obligations, mortgage-backed securities and mutual funds. The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which requires that marketable debt and equity securities be adjusted to market value at the end of each accounting period, except in the case of debt securities which a holder has the positive intent and ability to hold to maturity, in which case the debt securities are carried at amortized cost. For marketable debt and equity securities carried at market value, unrealized market value gains and losses are included directly in net income if the securities are actively traded for short-term profit, or otherwise are charged or credited to a separate component of stockholders' equity ("accumulated other comprehensive income (loss)").

     The Company determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At January 31, 2001, all marketable securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income (loss)"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

PROPERTY AND EQUIPMENT:
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

     The Company follows the provisions of Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") and Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs", which provides guidance regarding when software developed or obtained for internal use or development of a web site should be capitalized. These pronouncements require that certain costs incurred during the application development stage be capitalized, while costs incurred during the preliminary project stage and post-implementation/operation stage should be expensed as incurred. Capitalized costs are amortized over the estimated lives of the related applications, which

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

lives range from 2 to 5 years.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION:
     The Company accounts for stock options and awards in accordance with SFAS 123, "Accounting for Stock-Based Compensation," which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on net income
(loss) and earnings (loss) per share had the Company adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards. See Note L.

EARNINGS PER SHARE:
     Basic earnings per share is computed by dividing net income (loss), after reduction for the accretion of the discount on the Company's Series C redeemable preferred stock (see Note K), by the weighted-average number of common shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an antidilutive effect on loss per share for Fiscal 2001, 2000 and 1999.

NEW ACCOUNTING PRONOUNCEMENTS:
     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of Fiscal 2002 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 138 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. The Company does not presently utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 138 will not have a material affect on its financial statements.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125. SFAS 140 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitizations and collateral for fiscal years ended after December 15, 2000. The Company believes that SFAS 140 will not have a material affect on its financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

RECLASSIFICATIONS:
     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B - ACQUISITION

     On December 15, 2000, the Company entered into a Merger Agreement and Plan of Reorganization (the "Merger Agreement") to acquire ZoomLot.

     Under the terms of the Merger Agreement, the Company issued to the former ZoomLot stockholders 270,953 shares of its Series B convertible preferred stock and 729,047 shares of its Series C redeemable preferred stock, each at $.50 par value. Subject to certain conditions, the shares of the Series B convertible preferred stock were convertible into shares of the Company's common stock at the ratio (subject to adjustment for stock splits and other anti-dilutive events) of ten shares of common stock for each share of preferred stock. On December 15, 2000 the Company obtained the right to call for the conversion of the shares of Series B convertible preferred stock, and the Company converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its common stock (see Note K).

     The shares of the Series C redeemable preferred stock are redeemable, at the option of the holders or the option of the Company, for a price per share equal to the greater of $15 or ten times (subject to adjustment for stock splits and other anti-dilutive events) the market price of the Company's common stock at the time of redemption. The holders of the Series C redeemable preferred stock may redeem the shares beginning on September 30, 2003, unless there first occurs one of certain events as described in Note K, in which case the Series C shares become redeemable upon the occurrence of such event (but in no event earlier than January 1, 2003). Additionally, of the 729,047 shares of Series C redeemable preferred stock issued, 666,667 shares are subject to forfeiture, as described in Note K. Such 666,667 shares of Series C redeemable preferred stock would not become redeemable until they first are no longer subject to forfeiture. The remaining 62,380 shares of Series C redeemable preferred stock are not subject to forfeiture.

     The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, the tangible assets, identifiable intangible assets and liabilities of the acquired company are recorded at their fair value, and the excess of the purchase price over the fair value of the net (of liabilities) tangible and identifiable intangible assets is recorded as goodwill. Additionally, under the purchase method of accounting the operating results of the acquired company are included in the consolidated results of operations from the date of the acquisition.

     In recording the acquisition of ZoomLot, the Company recorded the 270,953 shares of Series B convertible preferred stock issued at a value of $5.34 per share (an aggregate of $1,447,000), reflecting the average price of the Company's common stock for the five days subsequent to the execution of the Merger Agreement of $.534 and the conversion ratio of one share of Series B convertible preferred stock for 10 shares of the Company's common stock.

     The Company recorded the 62,380 shares of Series C redeemable preferred stock issued and not subject to forfeiture at a value of $9.89 per share (an aggregate of $617,000), representing the present value at an annual discount rate of 15% of the $15 per share redemption value to be payable on September 30, 2003.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE B - ACQUISITION (cont.)

     The Company recorded the 666,667 shares of Series C redeemable preferred stock issued but subject to forfeiture at a value of $9.53 per share (an aggregate of $6,353,000), representing the present value at an annual discount rate of 15% of the $15 per share redemption value to be payable on December 31, 2003. However, because the shares are subject to forfeiture unless certain conditions are met or events occur, they represent "contingent consideration" under APB 16. As a result, although the shares have legally been issued, their value has not been included in the determination of goodwill, and instead is reflected as a reduction of the carrying amount of redeemable preferred stock ("redeemable preferred stock subject to forfeiture"). The value of any shares of Series C redeemable preferred stock that become no longer subject to forfeiture will be added to goodwill, on the basis of the present value of their redemption value at that time, at such time as the event or condition eliminating the forfeiture occurs.

     The Company determined that the fair value of ZoomLot's tangible assets and liabilities approximated their historical recorded amounts, and accordingly has recorded the entire excess of the purchase price over ZoomLot's historical stockholders' deficit as goodwill. The goodwill will be amortized on a straight-line basis over three years.

     The components and allocation of the purchase price were as follows (in thousands):


              Components of purchase price:
                    Series B convertible preferred stock                        $ 1,447
                    Series C redeemable preferred stock:
                         Shares not subject to forfeiture                           617
                         Shares subject to forfeiture                             6,353
                    Contingent purchase price:
                         Series C shares subject to forfeiture                   (6,353)
                    Transaction costs                                               612
                                                                                -------

                         Total purchase price                                   $ 2,676
                                                                                =======


              Allocation of purchase price:
                    Historical net deficit of ZoomLot                           $ (4,188)
                    Goodwill                                                       6,864
                                                                                --------
                         Total                                                  $  2,676
                                                                                ========

     As a part of the Merger Agreement, the Company made a capital contribution to ZoomLot of approximately $5 million, which ZoomLot used to repay advances that had been made to it by Cygnet Capital Corporation ("Cygnet Capital"). The chief executive officer and sole stockholder of Cygnet Capital was also a stockholder of ZoomLot, and by virtue of the Merger Agreement became the beneficial holder of 170,701 shares of Series B convertible preferred stock and 459,299 shares of Series C redeemable preferred stock. Upon the December 15, 2000 conversion of the Series B convertible preferred stock into shares of common stock, that individual became the beneficial owner of 1,707,004 shares of common stock. That stockholder has also acquired beneficial ownership of shares of common stock in market purchases, and currently beneficially owns approximately 18% of the outstanding shares of the Company's common stock. The stockholder, Cygnet Capital, or another company owned by the stockholder, are required to repay the $5 million to the Company unless ZoomLot meets the objectives, or an event occurs, that eliminates the forfeiture of the Class C redeemable preferred stock (see Note K).

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE B - ACQUISITION (cont.)

     The following sets forth the unaudited pro forma condensed results of operations for Fiscal 2001 assuming the acquisition of ZoomLot had been completed on February 1, 2000. ZoomLot began operations in January 2000, and accordingly pro forma information for the year ended January 31, 2000 is not presented. The following pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have been obtained had the acquisition been completed on that date, nor of future operating results. Pro forma revenues, net loss and loss per share are as follows (in thousands, except for the per share amount):

               Total revenue                   $   4,840
               Net loss                        $ (53,370)
               Loss per share                  $   (1.92)


NOTE C - MARKETABLE SECURITIES

     The marketable securities as of January 31, 2001 are summarized as follows (in thousands):


                                                           Gross Unrealized
                                                 ----------------------------------
                                         Cost            Gains          Losses           Fair Value
                                       -------   ----------------    --------------   --------------

Equity securities - mutual funds       $ 1,127      $      -            $   44           $  1,083


     All marketable securities held by the Company are classified as available for sale. During Fiscal 2001, the Company invested $25,092,000, which includes accrued interest, in various debt and equity securities. All the debt securities held by the Company were sold or called at par value during the fiscal year, and proceeds of

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE C - MARKETABLE SECURITIES (cont.)

$23,820,000 were received upon such sales and redemptions. The gross realized gains and losses for the current year were not material. The Company had no marketable securities in Fiscal 2000.

NOTE D - INSTALLMENT LOANS, NET

     During Fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24,187,000. The Company also received $6,134,000 in actual cash collections on the loans during Fiscal 2001. The sales of the loans resulted in an aggregate loss of $1,420,000. The loss includes a charge of $666,000 for the write-off of deferred loan origination assets and liabilities and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by the Company. The Company also completed the sale of substantially all of its remaining charged-off loans during the first quarter of Fiscal 2002 for approximately $300,000.

     The following table sets forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of the Company's net installment loans as of and for the years ended January 31, 1999, 2000 and 2001 (in thousands):


                                          Gross                      Credit     Allowance    Installment
                                         Finance       Unearned       Loss      for Credit      Loans,
                                       Receivable       Income      Discount      Losses        Net
                                       ----------    ----------   ----------   -----------  ------------
Balance, January 31, 1998               $ 269,690    $ (20,534)   $ (34,920)   $ (61,789)   $ 152,447
   Purchases                               44,349       (1,840)     (15,316)         -         27,193
   Cash collected                        (120,934)         -            -            -       (120,934)
   Charge-offs                            (77,632)         -         29,046       48,586          -
   Provision for credit losses                -            -            -         (2,961)      (2,961)
   Interest income                            -         15,322          -            -         15,322
   Dealer fees charged                        -            -            -           (666)        (666)
                                        ---------    ---------    ---------    ---------    ---------

Balance, January 31, 1999                 115,473       (7,052)     (21,190)     (16,830)      70,401
   Purchases                               27,061       (1,972)     (11,375)         -         13,714
   Cash collected                         (68,258)         -            -            -        (68,258)
   Charge-offs                            (23,429)         -         15,353        8,076          -
   Provision for credit losses                -            -            -          6,118        6,118
   Interest income                            -          7,331          -            -          7,331
   Reclassification                           -           (953)         953          -            -
                                        ---------    ---------    ---------    ---------    ---------

Balance, January 31, 2000                  50,847       (2,646)     (16,259)      (2,636)      29,306
   Purchases                                  -            -            -            -            -
   Cash collected                          (6,134)         -            -            -         (6,134)
   Charge-offs                             (1,203)         -          1,538         (335)         -
   Provision for credit losses                -            -            -          1,365        1,365
   Interest income                            -            404          -            -            404
   Reclassification                           -           (417)         417          -            -
   Sale of loans(1)                       (43,510)       2,659       14,304        1,606      (24,941)
                                        ---------    ---------    ---------    ---------    ---------

Balance, January 31, 2001               $     -      $     -      $     -      $     -      $     -
                                        =========    =========    =========    =========    =========


(1) Includes cash proceeds of $24,187,000.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE E - INVESTMENT IN AFC

     On April 5, 2000, the Company, through its wholly-owned subsidiary National Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading Entertainment, Inc. ("Reading") for 8,999,900 shares of the Company's common stock (which included 2,237,653 shares issued from treasury stock) and 100 shares of Series A convertible preferred stock. The Company repurchased the 100 shares of Series A convertible preferred stock back from Reading on November 3, 2000. See Note K.

     AFC is currently owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc. (a wholly-owned subsidiary of Citadel Holding Corporation). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

     The Company also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. During the second quarter of fiscal year 2001, the options lapsed without being exercised by the Company and the $500,000 paid to acquire them was charged to expense.

     The Company's initial investment was $11,078,000, comprised of (i) the 9,000,000 shares issued, valued at $1.08 per share on the basis of the average price quoted by the OTC Bulletin Board for the period immediately following April 5, 2000, (ii) transaction costs, and (iii) the $500,000 paid for one of the options. The investment exceeds the Company's share of the net assets of AFC by approximately $5,600,000, which is being treated as goodwill and will be amortized on the straight-line method over 20 years. The Company uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For Fiscal 2001, the Company recorded income of $230,000 representing its share of AFC's net income for the nine months ended December 31, 2000.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE E - INVESTMENT IN AFC (cont.)

     Summarized financial statement information for AFC as of December 31, 2000 and for the year then ended is as follows (in thousands):

                Condensed Balance Sheet:                    December 31,
                                                                 2000
                                                            -------------
                Current assets                                   $ 1,239
                Property and equipment, net                          621
                Goodwill                                           9,250
                Other assets                                          89
                                                                 -------
                                                                 $11,199
                                                                 =======

                Current liabilities                              $   554
                Non-current liabilities                            1,052
                Members' equity                                    9,593
                                                                 -------
                                                                 $11,199
                                                                 =======

                Condensed Statement of Earnings:              For the Year Ended
                                                               December 31, 2000
                                                               -----------------
                Revenues                                         $ 6,462

                Film rental                                        2,087
                Operating costs                                    2,509
                Depreciation and amortization                        692
                General and administrative expenses                  184
                                                                 -------
                                                                   5,472
                                                                 -------

                Net income                                       $   990
                                                                 =======

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE F - PROPERTY AND EQUIPMENT

     The Company, through its wholly-owned subsidiary, ARAC, Inc., owned certain real property which consisted of two four-story, 55,000 square foot office buildings and approximately ten and one-half acres of land located in Solon, Ohio (the "Solon Real Property"). On June 28, 2000, the Company received an indication of interest from PVF Capital Corp., an Ohio Corporation ("PVF") to purchase the Solon Real Property and its contents. On August 23, 2000, an Agreement of Purchase and Sale was entered into between PVF and ARAC, Inc. for the sale of the Solon Real Property to PVF at a gross sales price of $8,700,000 cash at closing (less brokers' fees, pro-rated real estate taxes, adjustments attributable to tenant leases, and cost and fees of closing), and the sale was closed on September 1, 2000. The transaction resulted in a gain of $2,868,000. Concurrent with the closing the Company entered into a lease agreement for office space located within the Solon Real Property. The lease agreement provides the Company office space at a monthly rental of $17,300 for the period January 1, 2001 through December 31, 2001. The Company may terminate the lease agreement at any time upon thirty days prior written notice to PVF.

NOTE G - ASSETS HELD FOR SALE

     Assets held for sale are as follows (in thousands):


                                                                  January 31,
                                                               ----------------
                                                                2001       2000
                                                               ------     -----
Affordable housing investments                                 $2,670     $5,605
Developed real estate leased to commercial tenant                 -          616
Undeveloped real estate subject to a ground lease                 -          640
Other assets                                                      115        -
                                                               ------     ------
   Total                                                       $2,785     $6,861
                                                               ======     ======


     The Company has certain investments in affordable housing projects which previously the Company had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of Fiscal 2000, the Company committed to a plan to sell the investments and recorded, in that quarter, a write-down of $4,666,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During the fiscal year ended January 31, 2001, the Company reduced its original estimate of the fair value of the investments to $2,670,000, primarily due to the expiration of certain tax credits and the increase of the effective yield used in determining the fair value. As a result, the Company recorded an additional write-down of $3,183,000. The Company expects to complete the sale of the investments by the end of the second quarter of Fiscal 2002 and future operating results could be affected by revisions of the estimates of the fair value less estimated costs to sell the investments, which changes could be material due to the uncertainties inherent in the estimation process. As a limited partner in these affordable housing projects, the Company is required to make future contributions on January 31, 2002, of $432,000, plus interest at an average rate of 8.9% per annum.

     During the fourth quarter of Fiscal 2000, the Company also committed to plans to sell certain real estate investments. During Fiscal 2001, the Company sold the investments for aggregate cash proceeds of approximately $1,000,000 and recorded a loss on sale of $215,000.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE H - FINANCIAL INSTRUMENTS

     The Company has various financial instruments including cash and cash equivalents, marketable securities, investments in affordable housing limited partnerships, and miscellaneous other assets. Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. The Company has determined that their carrying values approximate estimated fair values.

     The Company determined the fair value of installment loans using the mark-to-market accounting method for dealers in securities under section 475 of the Internal Revenue Code. The carrying value and fair value was $29,306,000 and $29,585,000, respectively, at January 31, 2000. During Fiscal 2001, the Company sold its active loan portfolio.

NOTE I - OTHER LIABILITIES

     Other liabilities are as follows (in thousands):


                                                         January 31,
                                                    ----------------------
                                                      2001          2000
                                                    --------      --------

Accounts payable                                    $   363       $   632
Accrued litigation expenses                             826         7,591
Accrued expenses                                      1,930         1,974
Accrued restructuring costs (Note O)                    855           -
Accrued state and local taxes                           577         1,232
Deferred capital contributions (Note G)                 432         1,639
                                                    -------       -------
   Total                                            $ 4,983       $13,068
                                                    =======       =======

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE J - INCOME TAXES

     The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):


                                                    Years Ended January 31,
                                                 --------------------------------
                                                   2001          2000        1999
                                                 ---------     --------    ------
Current
   Federal                                       $(1,200)      $(2,848)      $ -
   State                                             -          (1,000)        -
                                                 -------       -------       ---
                                                  (1,200)       (3,848)        -
Deferred
   Federal                                           -             -           -
   State                                             -             -           -
                                                 -------       -------       ---
                                                     -             -           -
                                                 -------       -------       ---
Total                                             (1,200)       (3,848)        -

Allocated to discontinued operations                 -            (562)        -
                                                 -------       -------       ---

Continuing operations                            $(1,200)      $(3,286)      $ -
                                                 =======       =======       ===


     As of January 31, 2001 the Company has net operating loss carryforwards of $65,616,000 that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire $23,348,000 in Fiscal 2019, $21,177,000 in Fiscal 2020, and $21,091,000 in Fiscal 2021.

     As a result of the Company's November 3, 2000 repurchases of shares of its common stock (see Note K), the Company underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result, of the net operating loss carryforwards described above, the use of net operating loss carryforwards totaling $60,343,000 incurred prior to November 3, 2000 will be subject to significant annual limitation. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $5,273,000 as of January 31, 2001, are not subject to the Section 382 limitation.

     As of January 31, 2001, the Company also has unused low income housing credits totaling $5,598,000 which expire $1,395,000 in Fiscal 2013, $1,406,000 in Fiscal 2019, $1,397,000 in Fiscal 2020 and $1,400,000 in Fiscal 2021. Of such low income housing credits, $5,248,000 were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above.

     As of January 31, 2001 the Company has $3,004,000 of alternative minimum tax credits, which may be applied against any future alternative minimum taxes, which exceed regular income taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

     At the date of its acquisition ZoomLot had net operating loss carryforwards of approximately $2,000,000. The Company may use these net operating loss carryforwards through Fiscal 2021 to reduce the taxable income generated by ZoomLot, subject to certain annual limitations.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE J - INCOME TAXES (cont.)

     The components of the net deferred tax asset (liability) are as follows (in thousands):


                                                                  January 31,
                                                             ---------------------
                                                               2001          2000
                                                             ---------      ------
Deferred tax assets:
   Depreciation                                              $    167     $     -
   Self-insurance claims                                          339       1,420
   Allowance for credit losses                                    -           923
   State income taxes                                              94         551
   Accrued liabilities                                          1,229       3,888
   Tax credits carryforwards                                    8,602       7,655
   Net operating loss carryforward                             23,666      15,771
   Other                                                            3         221
                                                             --------    --------
        Total deferred tax assets                              34,100      30,429
                                                             --------    --------

Deferred tax liabilities:
   Depreciation                                                   -          (726)
   Limited partnership investments                             (1,180)     (1,821)
   Mark-to-market valuation and related income adjustments        -           (76)
   Other                                                          -          (376)
                                                             --------    --------
       Total deferred tax liabilities                          (1,180)     (2,999)
                                                             --------    --------

Net deferred tax asset before valuation allowance              32,920      27,430
Less: valuation allowance                                     (32,920)    (27,430)
                                                             --------    --------
Net deferred tax asset                                       $      -    $      -
                                                             ========    ========


     A valuation allowance for all of the Company's net deferred tax assets has been provided as the Company is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for the years ended January 31, 2001, 2000 and 1999 was $5,490,000, $6,219,000 and $4,618,000, respectively.

     The Company was able to carryback its Fiscal 1998 net operating loss and received a refund of approximately $47,000,000 in 1999 of previously paid taxes. In addition, the Company has claims for tax refunds in the amount of $3,664,000 at January 31, 2001.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE J - INCOME TAXES (cont.)

     Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:


                                                                     Years Ended January 31,
                                                            -----------------------------------------
                                                               2001            2000           1999
                                                            ------------   -------------   ----------
Statutory rate                                                 (35.0)%        (35.0)%        (35.0)%
State income taxes, net of federal tax benefit                   0.9           (5.0)           9.4
Deferred tax valuation allowance                                11.4           35.8           28.7
Tax credits                                                     (2.0)           2.7           (9.4)
Adjustment to prior year carryback estimates                    (2.5)         (18.9)             -
Common stock repurchase costs                                   25.8              -              -
Other                                                           (1.0)           1.5            6.3
                                                              ------         ------        -------
   Effective Tax Rate                                           (2.4)%        (18.9)%            0%
                                                              =======        ======        =======



NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

     (A) Redeemable Preferred Stock

     The following sets forth the changes in redeemable preferred stock for the year ended January 31, 2001 (dollars in thousands):


                                                          Shares         Dollars
                                                          -------      ----------
     Issuance of Series C redeemable preferred
       stock for the acquisition of ZoomLot
          Shares not subject to forfeiture                 62,380       $    617
          Shares subject to forfeiture                    666,667          6,353
          Contingent purchase price                                       (6,353)

Accretion of discount to redemption price                                     12
                                                         --------       --------

Balance, January 31, 2001                                 729,047       $    629
                                                         ========       ========


     The Series C redeemable preferred stock has a par value of $.50 per share, and has no conversion or voting rights. No dividends shall be made with respect to any share of common stock unless a dividend in an amount equal to ten times the amount of the dividend payable with respect to a share of common stock is paid with respect to each share of the Series C redeemable preferred stock.

     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series C redeemable preferred stock shall be entitled to receive an amount per share equal to ten times the amount payable per share of common stock upon such liquidation, dissolution or winding up.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (cont.)

     The holders of the Series C redeemable preferred stock have certain rights to require the redemption of the shares. At any time after the earlier of September 30, 2003 or the occurrence of a "redemption event" (but in no event earlier than January 1, 2003) the holder of a share of Series C redeemable preferred stock will be entitled to redeem each Series C share for a cash payment by the Company equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of the Company's common stock for the twenty days preceding the redemption date) of a share of common stock as of the date notice of redemption is received by the Company. However, any shares of Series C redeemable preferred stock that are subject to the forfeiture provisions of the Merger Agreement (see Note B) may not be redeemed until such forfeiture provisions no longer apply. A "redemption event" will be deemed to have occurred if (i) ZoomLot meets an "objective", as described below, which eliminates the forfeiture of Series C shares, or (ii) there occurs a "valuation event" which eliminates the forfeiture of the Series C shares.

     666,667 shares of the Series C redeemable preferred stock are subject to forfeiture unless certain "objectives" are met or certain "valuation events" occur. Specifically, one-half of those shares will be forfeited, if, by December 31, 2003, ZoomLot, including any of its subsidiaries, has failed to achieve zero or positive earnings, before interest expense, interest income, depreciation, amortization and extraordinary items but after applicable income taxes, for a period of six consecutive months. The remaining one-half of those shares will be forfeited if, by December 31, 2003, ZoomLot, including any of its subsidiaries, has not achieved at least $4.5 million in earnings before interest, taxes, depreciation and amortization for a period of twelve consecutive months. If, however, certain "valuation events" should occur prior to December 31, 2003, those financial performance objectives will be deemed to have been achieved. These valuation events generally consist of (i) transaction that would involve an investment in ZoomLot or one of its subsidiaries of at least $10 million, where the pre-investment valuation of ZoomLot or any subsidiary of ZoomLot is at least $30 million, (ii) a change in control of the Company or (iii) the termination of the key executives of ZoomLot without cause.

     The Company also has the right, at any time after January 1, 2003, to redeem any or all of the Series C redeemable preferred stock that then remains outstanding for a cash payment by the Company equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of the Company's common stock for the twenty days preceding the redemption date) of a share of common stock as of the date notice of redemption is delivered by the Company. If when the Company calls for the redemption of shares of the Series C redeemable preferred stock there remain outstanding shares of Series C redeemable preferred stock which are still subject to forfeiture, the Company may elect to first redeem the shares of Series C redeemable preferred stock that are not subject to forfeiture before redeeming shares of Series C redeemable preferred stock that are subject to forfeiture.

     The Company recorded the 62,380 shares of Series C redeemable preferred stock issued and not subject to forfeiture at a value of $9.89 per share (an aggregate of $617,000), representing the present value at an annual discount rate of 15% of the $15 per share redemption value to be payable on September 30, 2003. Between the acquisition date and September 30, 2003 the carrying amount of the Series C redeemable preferred stock, which is classified as redeemable preferred stock on the Company's consolidated balance sheet, will be accreted to the redemption value of $15 per share. Additionally, the amount of the periodic accretion, which will reduce net income in computing earnings per share, will be adjusted if the redemption price becomes greater than $15 per share as the result of an increase in the price of the Company's common stock to over $1.50 per share, and the

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (cont.)

rate of accretion will be accelerated if a "valuation event" occurs, making the Series C redeemable preferred stock redeemable earlier than September 30, 2003.

     The Company recorded the 666,667 shares of Series C redeemable preferred stock issued but subject to forfeiture at a value of $9.53 per share (an aggregate of $6,353,000), representing the present value at an annual discount rate of 15% of the $15 per share redemption value to be payable on December 31, 2003. However, because the shares are subject to forfeiture unless certain conditions are met or events occur, they represent "contingent consideration" under APB 16. As a result, although the shares have legally been issued, their value has not been included in the determination of goodwill, and instead is reflected as a reduction of the carrying amount of redeemable preferred stock. The value of any shares of Series C redeemable preferred stock that become no longer subject to forfeiture will be added to goodwill, based on the present value of their redemption value at that time, at such time as the event or condition eliminating the forfeiture occurs.

(B)  Preferred Stock

     The following sets forth the changes in preferred stock for the year ended January 31, 2001 (dollars in thousands):


                                                                  Shares
                                                      -------------------------------
                                                         Series A        Series B         Amount
                                                      ---------------  --------------  --------------
         Issuance of Series A
              shares for investment in AFC                100                   -        $     -
         Repurchase of Series A shares                   (100)                  -              -
         Issuance of Series B
              shares for acquisition of ZoomLot             -             270,953            135
         Conversion of Series B shares                      -            (270,953)          (135)
                                                      --------        ------------      ---------

         Balance, January 31, 2001                          -                   -        $     -
                                                      ========        ============      =========


     The Company is authorized to issue up to 2,000,000 shares of preferred stock, in one or more series, having such preferences and terms as the Board of Directors may determine. The Company's Series C redeemable preferred stock constitutes a series of preferred stock. As a result, as of January 31, 2001, the Company has outstanding a total of 729,047 shares of preferred stock, comprised of the Series C shares, and had 1,270,953 preferred shares available for future issuance.

     The Series A convertible preferred stock was convertible into shares of the Company's common stock on a one for one basis, subject to traditional antidilution adjustments. The Series A convertible preferred stock was entitled to vote on a share for share basis with the Company's common stock as a single class, except that as a separate class the Series A convertible preferred stock was required to approve any amendments to the Company's charter, any amendments to the Company's bylaws made by the stockholders, or, to the extent permitted by law, the removal of any director from the Company's Board of Directors. The Series A convertible preferred stock had a liquidation value of $1.50 per share and was entitled to a dividend preference equal to any dividends declared on the Company's common stock, determined on a per share basis. On November 3, 2000, the Company repurchased the 100 shares of Series A convertible preferred stock back from Reading as part of the settlement described below. These shares have been retired and are no longer outstanding as of January 31, 2001.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (cont.)

     The Series B convertible preferred stock had a par value of $.50 per share. The holders of the Series B convertible preferred stock could at any time convert the Series B shares into shares of the Company's common stock at the ratio (subject to adjustment for stock splits and other anti-dilutive events) of ten shares of common stock for each share of Series B convertible preferred stock. The holders of the outstanding Series B convertible preferred stock had certain voting rights.

     The terms of the Series B convertible preferred stock provided that it would automatically convert into shares of the Company's common stock, at the ratio of ten shares of the Company's common stock for each share of Series B convertible preferred stock, upon the termination of the Stock Purchase and Standstill Agreement, executed November 3, 2000 between the Company and the Reading Stockholders (see Note K (c) below). That agreement was terminated in connection with the Company's December 15, 2000 repurchase of additional shares of common stock from the Reading Stockholders described below. As a result, on December 15, 2000 the Company converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its common stock.

     (C) Common Stock Repurchases

     During Fiscal 2001, the Company repurchased 25,943,360 shares of its common stock. The Fiscal 2001 repurchases of common stock included the repurchase of shares from Mr. Sam Frankino and certain parties related to him, and repurchases from Reading and certain parties related to it.

     On November 3, 2000, the Company entered into a Settlement Agreement and Release (including Agreement for Sale of Shares) (the "Settlement Agreement") with Mr. Sam Frankino, individually, as trustee and president of the Samuel J. Frankino and Connie M. Frankino Charitable Foundation, as trustee of the Corrine
L. Dodero Trust for the Arts and Sciences, and as managing partner of the Frankino and Frankino Investment Company, a Nevada general partnership (Mr. Frankino and all such entities referred to herein collectively as "Frankino Parties"). The Settlement Agreement, among other things, settled all of the litigation between the Company and Mr. Frankino and resulted in the repurchase by the Company of all the Company securities held by Mr. Frankino, the other Frankino Parties and certain other of his related parties. In conjunction with the settlement of the above-referenced litigation, the parties to the litigations, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton, exchanged general releases and releases against future claims.

       Under the terms of the Settlement Agreement, the Company (i) repurchased an aggregate of 15,743,012 shares of common stock of the Company owned by the Frankino Parties for a total purchase price of $35,340,000, or $2.245 per share of common stock, (ii) and repurchased an aggregate of 120,348 shares of common stock of the Company owned by certain of the Company's directors, including shares of common stock held by William Maund, shares of common stock held by Lorraine Dodero, shares of common stock held by William Dodero and Lorraine Dodero, as joint tenants with rights of survivorship, and shares of common stock held by Lorraine Dodero, as a trustee of a grantor trust for the benefit of her daughter, Corrine Dodero, for a total purchase price of $180,522 (such repurchase of the 120,348 shares was completed on January 4, 2001), or $1.50 per share of common stock, and (iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,011,600.

     As a result of the repurchases of shares of common stock under the Settlement Agreement, the Company expensed in the fourth quarter of Fiscal 2001, $25,111,000, representing the excess of the amount paid under

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (cont.)

the Settlement Agreement over the market value of the shares repurchased.

     On November 3, 2000, simultaneously with the execution and closing of the Settlement Agreement with Mr. Frankino and the Frankino Parties, the Company executed and closed a Stock Purchase and Standstill Agreement (the "Reading Agreement") with Reading Entertainment, Inc., FA, Inc., Citadel Holding Corporation, and Craig Corporation (collectively the "Reading Stockholders"). Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Company common stock and 100 shares of Series A convertible preferred stock, par value $.05 per share.

     Under the terms of the Reading Agreement, the Company repurchased from FA, Inc. 5,277,879 shares of common stock of the Company and all 100 shares of Series A convertible preferred stock for an aggregate purchase price of $8,469,000, or $1.60 per share.

     On December 15, 2000, the Company entered into a second agreement with Reading Stockholders for the repurchase of 4,777,121 shares of the Company's common stock for an aggregate price of $8,000,000, and on December 21, 2000, the Company purchased 25,000 shares of common stock from an associate of Reading for $41,000. As a part of the second agreement the provisions of the November 3, 2000 Reading Agreement between the Reading Stockholders and the Company that had continuing effect were terminated.

     As a result of the repurchases of shares of common stock from the Reading Stockholders and associate, the Company expensed in the fourth quarter of Fiscal 2001 $10,482,000, representing the excess of the amount paid for the shares repurchased from the Reading Stockholders over their market value.

     During Fiscal 2000, the Company repurchased 2,849,630 shares of its common stock.

     The Fiscal 2000 repurchase of 2,849,630 shares of common stock was pursuant to an option agreement (the "Option Agreement"), which the Company entered into with a then-unaffiliated stockholder on May 10, 1999. The Company acquired the option by paying the stockholder $1,000,000, which was paid on May 12, 1999, all of which was to be credited toward the aggregate exercise price of $1.50 per share payable by the Company upon any exercise of its option. On June 24, 1999, the Company exercised its right under the Option Agreement to extend the period of the option ("the First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional $500,000, of which $250,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, the Company and the unaffiliated stockholder agreed to an additional extension ("the Second Extension") of the option, for 120 days, for which the Company paid the stockholder an additional $1,000,000, of which $750,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option.

     The Company accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option or option extension to be de minimis. In determining the fair value of the option or extension, the Company considered the period over which the option or extension was exercisable, the option exercise price, the market price of the Company's common stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying common stock was charged to expense. An aggregate of $2,224,000 was charged to expense in Fiscal 2000, which represented the total of the $1,000,000 payment made to obtain the initial option and $1,224,000 of the payments made to obtain the First Extension and Second Extension.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE K - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (cont.)

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

NOTE L - BENEFITS PLANS

     The Company's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees. The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were (14,641), (19,211), and 76,400 shares of restricted common stock awarded (cancelled) under this Plan during the years ended January 31, 2001, 2000, and 1999, respectively. There were 118,952 shares available for future stock awards or option grants at January 31, 2001.

     The Company's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees. This Plan terminated on April 17, 1993 and no further options may be granted, although options still remain outstanding. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

     The Company's 1995 Dealer Stock Option Plan for Member Dealers provided for the granting of up to 550,000 common stock options to member dealers based upon certain volume criteria. The options became exercisable over a three-year period. This program was discontinued during Fiscal 1998. During Fiscal 2001, the remaining options were cancelled and there are no options currently outstanding.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE L - BENEFITS PLANS (cont.)

         A summary of all options granted, exercised, and cancelled by all plans were as follows:

                                                               Weighted Average
                                             Number of          Exercise Price
                                              Options             Per Share
                                           --------------      ----------------

Balance January 31, 1998                     365,166           $   8.94
     Granted                                 513,000               1.34
     Exercised                                     -                  -
     Cancelled                              (242,556)              8.10
                                            --------

Balance January 31, 1999                     635,610               3.12
     Granted                                 800,000               1.03
     Exercised                                     -                  -
     Cancelled                              (528,650)              2.81
                                            --------

Balance January 31, 2000                     906,960               1.46
     Granted                               1,200,000               0.66
     Exercised                                     -                  -
     Cancelled                              (222,560)              2.25
                                           ---------

Balance January 31, 2001                   1,884,400               0.86
                                           =========


     The weighted-average fair value of options granted during Fiscal 2001, 2000 and 1999 were was $0.51, $.94 and $1.18 per share, respectively.

     The outstanding options expire at dates through the year 2010. A summary of stock options outstanding and exercisable as of January 31, 2001 is as follows:


                                           Options Outstanding                                    Options Exercisable
                       ------------------------------------------------------------------   ------------------------------------
   Range of                                Weighted Average          Weighted Average                        Weighted Average
  Per Share               Number         Remaining Contractual          Per Share              Number           Per Share
Exercise Prices         Outstanding          Life (years)             Exercise Price        Exercisable       Exercise Price
---------------        --------------   ------------------------   ----------------------   ------------  ----------------------
$0.66 to $0.92             1,275,000            9.76                      $0.68                 775,000         $0.69
$1.03 to $1.15               455,000            8.42                       1.04                 455,000          1.04
$1.66                        150,000            7.27                       1.66                 150,000          1.66
$8.18 to $8.98                 4,400            0.73                       8.38                   4,400          8.38
                       -------------                                                        -----------
Total                      1,884,400                                                          1,384,400
                       =============                                                        ===========

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE L - BENEFITS PLANS (cont.)

     If the Company had recorded compensation expense using the fair value method of SFAS 123, the Company's net after tax loss and loss per share would have been as follows (in thousands, except per share amounts):


                                                                                   Years Ended January 31,
                                                             ------------------------------------------------------------
                                                                   2001                 2000                 1999
                                                             -----------------   -------------------  -------------------
Net loss applicable to common stock, as reported                $ (47,295)            $ (13,315)           $ (15,615)
Pro forma net loss                                                (47,629)              (13,696)             (16,054)
Loss per share, as reported                                         (1.70)                 (.47)                (.55)
Pro forma loss per share                                            (1.72)                 (.49)                (.56)


     The fair value of each award or option grant included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended January 31, 2001, 2000 and 1999.


                                                                Years Ended January 31,
                                             -----------------------------------------------------------
                                                   2001                2000                  1999
                                             -----------------   ------------------    -----------------
Risk-free interest rate                                 5.24%               6.109%               5.175%
Expected life                                      7.00 years           7.00 years           7.00 years
Expected volatility                                    93.06%             108.499%             111.733%
Dividend yield                                             0%                   0%                   0%


     The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

     The Company has a 401(k) Savings and Profit-Sharing Plan ("401k") covering substantially all employees who have completed one year of service with the Company. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. The Company matches 50% of the first 4% of the employees' contribution. Company contributions are vested incrementally over 6 years. The charge to operations for the Company's contribution was $25,700, $67,300 and $69,500 for years ended January 31, 2001, 2000 and 1999, respectively. The Company ceased allowing purchases of Company common stock in the 401(k) plan effective July 1, 1997.

     The Company does not provide post-retirement or post-employment benefits to its employees.

     In December 2000, the Company entered into an employment agreement with Mr. James McNamara for his employment as the Company's Chief Executive Officer. Under the contract, Mr. McNamara was entitled to receive a stock award of 350,000 shares of the Company's common stock upon the signing of the contract, and Mr. McNamara surrendered options for the purchase of 175,000 shares of the Company's common stock, which had previously been awarded to him. The Company charged to expense, and recorded in stockholders' equity ("Common stock to be issued"), the fair value of the 350,000 shares of common stock ($219,000), which became issuable upon of the signing of the contract. The 350,000 shares of common stock were issued in March 2001.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE M - RELATED PARTY TRANSACTIONS

     The Company obtains investor relations and other financial advisory services from Mallory Factor, Inc. These services are obtained under a one-year agreement originally entered into in April 2000 and extended for one year in April 2001. In Fiscal 2001, the Company paid Mallory Factor, Inc. $251,000 under the agreement. Mallory Factor is a member of the Company's Board of Directors.

     During Fiscal 2001, the Company paid $43,000 to Automotive Personnel, LLC, for placement services rendered in Fiscal 1998. In addition, the Company paid $59,750 in the first quarter of Fiscal 2002 for outplacement services provided to the employees of the Company terminated as a part of its restructuring plan. The President of Automotive Personnel, LLC, is a member of the Company's Board of Directors.

NOTE N - COMMITMENTS AND CONTINGENCIES

     In the normal course of its business, the Company is named as defendant in legal proceedings. It is the policy of the Company to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

     The Company and certain of its former officers and directors were named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of the Company's former independent auditors, Deloitte & Touche, LLP ("Deloitte & Touche"). The actions, which were consolidated, alleged fraud and other violations of the federal securities laws and seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of the Company's allowance for credit losses and its loan underwriting practices. In April 2000, the Company and the class action plaintiffs' representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, the Company agreed to pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement was not an admission of liability by any party. At January 31, 2000 the Company accrued the $6.5 million settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. The settlement was approved and completed in Fiscal 2001.

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

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE N - COMMITMENTS AND CONTINGENCIES (cont.)

     Included in the results of operations for Fiscal 2001, 2000 and 1999, respectively, are the following costs (in thousands):


                                                                           Years Ended January 31,
                                                               ---------------------------------------------
                                                                  2001            2000             1999
                                                               ------------    ------------    -------------
Legal and settlement cost relating to litigation matters           $ 5,799         $ 7,037          $ 2,545
Crisis management consulting                                           116           3,063            3,898
Financing, loan waiver and prepayment fees                               -             408            1,483
Fees for special independent audits                                      -             523              845
Costs of special investigations                                          -             273              654
Other                                                                  375               4              160
                                                                   -------        --------          -------
                                                                   $ 6,290        $ 11,308          $ 9,585
                                                                   =======        ========          =======


     In December 2000, the Company entered into an employment agreement with Mr. James McNamara for his employment as the Company's Chief Executive Officer. Under the contract, Mr. McNamara is entitled to receive a $1,000,000 cash bonus immediately upon the Company's common stock being listed on the NASDAQ Stock Market, the American Stock Exchange or the New York Stock Exchange; provided, however, that such listing shall have occurred prior to December 31, 2003.

NOTE O - RESTRUCTURING

     During January 2001, the Company committed to a plan of restructuring its operations and relocating its corporate offices from Solon, Ohio to New York City, New York. As a part of the plan, and in accordance with EITF Issue No. 94-3, "Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company recorded a restructuring charge of $1,777,000 which is comprised of a write-down for property and equipment of $922,000 and the accrual of expenses aggregating $855,000. The accrual represents the costs to be incurred in the completion of the steps contained in the restructuring plan. The nature of the costs accrued and the changes in the amounts accrued are as follows (in thousands):


                                                                 Year Ended January 31, 2001
                                                      ----------------------------------------------
                                                        Initially                       Accrued at
                                                         Accrued         Incurred        Year End
                                                      --------------   -------------   -------------
             Employee termination costs               $         575    $          -    $        575
             Lease terminations                                 130               -             130
             Outplacement fees and other                        150               -             150
                                                      -------------    ------------    ------------
             Total                                    $         855    $          -    $        855
                                                      =============    ============    ============

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE P - DISCONTINUED OPERATIONS

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

     Prior to Fiscal 2000, the Company estimated its future payments for self-insurance liabilities based upon an actuarial analysis of reported and incurred but not reported claims. In Fiscal 2001 and 2000, due to the number of years since the Company exited the rental car business and the reduction in the number of open claims, the Company used the services of a claims review specialist to review all open claims and determine the required case reserve on a claim by claim basis. Changes in estimates of liabilities resulting from this analysis are recognized in income in the period in which the estimates are changed. As a result of favorable settlements of open claims, the Company experienced a reduction in expense in Fiscal 2001. Self-insurance claims expense (income), which related principally to the rental vehicles and is included in discontinued operations, was $(1,348,000) for Fiscal 2001, $600,000 for Fiscal 2000 and $50,000 for Fiscal 1999. Included in claims expense are allocated loss adjustment expenses relating to cost incurred for legal and processing the claims. This expense (income) included in discontinued operations as an adjustment to the loss on disposal of operations was $(308,000) for Fiscal 2001, $28,000 for Fiscal 2000 and $88,000 for Fiscal 1999. The Company's aggregate self-insurance claims liability of $970,000 as of January 31, 2001 is subject to further revision as new information becomes available, and such revisions may be material due to the uncertainties inherent in the estimation process.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE P- DISCONTINUED OPERATIONS (cont.)

     Summarized results of discontinued operations are as follows (in thousands):


                                                           Year Ended January 31,
                                                     --------------------------------
                                                       2001         2000        1999
                                                     ---------    --------    -------
Revenue                                               $     -    $     -    $    -
Operating expense                                      (1,348)       600       (538)
General and administrative expenses                         -       (807)         -
                                                      -------    -------    -------
                                                       (1,348)      (207)      (538)
                                                      -------    -------    -------
Income before income taxes                              1,348        207        538
Provision (benefit) for income taxes                        -       (562)         -
                                                      -------    -------    -------
Income from operations                                  1,348        769        538
Income (loss) on disposal of operations, net of tax       308        (28)       (88)
                                                      -------    -------    -------

Income from discontinued operations                   $ 1,656    $   741    $   450
                                                      =======    =======    =======


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

     The Fiscal 2001 income of $1,656,000 represents the negative operating expenses of $1,348,000 and a reduction of the loss on the disposal of the discontinued operations of $308,000. The negative operating expenses and loss on disposal are due to the favorable settlement of certain self-insured claims.

NOTE Q - SEGMENT INFORMATION

     During Fiscal 1999 and Fiscal 2000 the Company operated in a single operating segment; investing in sub-prime used automobile loans (the "automobile financing" segment).

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE Q - SEGMENT INFORMATION (cont.)

     In Fiscal 2001, as the result of its investment in AFC and its acquisition of ZoomLot, the Company began to classify its operations into three operating segments:

          -    the automobile financing segment;

          - the e-commerce segment, which is comprised of ZoomLot's development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process;

          - the movie exhibition segment, which is comprised of the activities of AFC.

     The Company reports and evaluates the performance of its operating segments on the basis of revenues and income (loss) before income taxes. In measuring revenues and income (loss) before income taxes, the Company's operating segments use the same accounting principles described in Note A. However, the revenues and income (loss) before income taxes reported by each of the Company's operating segments is not necessarily indicative of what the results of operations would have been for such operating segment had it operated as a stand-alone entity.

     Operating segment information for the year ended January 31, 2001 is as follows (in thousands):


                                                               Automobile          Movie             General
                                            E-Commerce         Financing         Exhibition         Corporate        Consolidated
                                          ----------------   ---------------   ---------------    --------------    -------------
Revenues                                     $   80           $   527           $   230          $  3,872            $  4,709
Unusual items:
     Loss on sale of loans                        -             1,420                 -                 -               1,420
     Litigation and other charges                 -                 -                 -             6,290               6,290
     Write-off of options                         -                 -               500                 -                 500
     Gain on sale of property                     -                 -                 -            (2,868)             (2,868)
     Cost related to purchase of shares           -                 -                 -            35,593              35,593
     Write-down of assets held for sale           -                 -                 -             3,398               3,398
     Restructuring charges                        -               869                 -               908               1,777
Income (loss) before income taxes              (628)           (2,096)             (270)          (47,145)            (50,139)
Identifiable assets                           9,527                82            10,252            19,205              39,066

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2001, 2000 AND 1999


NOTE R - QUARTERLY FINANCIAL DATA (Unaudited)

     The following tables present unaudited quarterly financial information for Fiscal 2001 and 2000 (in thousands, except per share amounts):


                                                                                        Quarter
                                                            --------------------------------------------------------------
                                                               First            Second            Third           Fourth
                                                            -------------    -------------    --------------   -----------
          2001
          ----
          Total Revenue(1)                                  $  1,492           $  1,308         $  1,336         $    573
                                                            ========           ========         ========         ========

          Loss from continuing operations                   $ (5,723)          $   (815)        $     13         $(42,414)
          Discontinued operations, net of tax                    -                  676              383              597
                                                            --------           --------         --------         --------
          Net loss                                          $ (5,723)          $   (139)        $    396         $(41,817)
                                                            ========           ========         ========         ========

          Basic and Diluted (loss) Earnings Per Share(2)
               Continuing operations                        $   (.20)          $   (.02)        $      -         $  (3.19)
               Discontinued operations                           -                  .02              .01              .04
                                                            --------           --------         --------         --------
               Net loss per share                           $   (.20)          $      -         $    .01         $  (3.15)
                                                            ========           ========         ========         ========

          2000
          ----
          Total Revenue(1)                                  $  2,572           $  2,206         $  2,148         $  2,834
                                                            ========           ========         ========         ========

          Loss from continuing operations                   $ (4,143)          $ (4,697)        $ (1,163)        $ (4,053)
          Discontinued operations, net of tax                    -                  -                -                741
                                                            --------           --------         --------         --------
          Net loss                                          $ (4,143)          $ (4,697)        $ (1,163)        $ (3,312)
                                                            ========           ========         ========         ========

          Basic and Diluted (loss) Earnings Per Share(2):
               Continuing operations                        $   (.14)          $   (.16)        $   (.04)        $   (.15)
               Discontinued operations                           -                  -                -           $    .03
                                                            --------           --------         --------         --------
               Net loss per share                           $   (.14)          $   (.16)        $   (.04)        $   (.12)
                                                            ========           ========         ========         ========


(1) Total Revenue has been reclassed for prior quarters to conform to the current presentation.

(2) The sum of the quarters do not equal year to date. A large fluctuation in the fourth quarter fiscal year 2001 is the result of the Company's repurchase of 25,943,360 common shares. See Note K.

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
ANGELIKA FILM CENTERS, LLC
LOS ANGELES, CALIFORNIA

     We have audited the accompanying balance sheet of Angelika Film Centers, LLC (a Delaware limited liability company) as of December 28, 2000, and the related statements of income, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 28, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/Grant Thornton LLP
Cleveland, Ohio
May 9, 2001

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                  BALANCE SHEET
                          (dollar amounts in thousands)

                                December 28, 2000



                                ASSETS

Current Assets
   Cash                                                                  $   820
   Trade and other receivables                                                37
   State and local income tax receivable                                      27
   Due from affiliates (NOTE E)                                              103
   Concession inventories (NOTE A)                                            20
   Prepaid expenses and other current assets                                 232
                                                                         -------

        Total current assets                                               1,239

Property, Equipment and Improvements, net (NOTE B)                           621

Goodwill (NOTE A)                                                          9,250
Deposits                                                                      89
                                                                         -------

             TOTAL ASSETS                                                $11,199
                                                                         =======

                   LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                              $   496
   Deferred income and other obligations                                      58
                                                                         -------

        Total current liabilities                                            554

Deferred Rental Obligations (NOTE C)                                       1,052
                                                                         -------

        Total liabilities                                                  1,606

 Commitments and Contingencies (NOTE D)                                        -

 Members' Equity (NOTE A)                                                  9,593
                                                                         -------

             TOTAL LIABILITIES AND MEMBERS' EQUITY                       $11,199
                                                                         =======


         The accompanying notes are an integral part of this statement.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENT OF INCOME
                          (dollar amounts in thousands)

                      For the year ended December 28, 2000


Revenue
  Theatre income                                                          $5,416
  Theatre concessions                                                        621
  Cafe concession sales                                                      353
  Rental and other income                                                     72
                                                                          ------
        Total operating income                                             6,462

Operating costs and expenses
  Film Rental                                                              2,087
  Operating costs                                                          2,509
  General and administrative expenses                                        164
  Depreciation and amortization                                              692
                                                                          ------
        Total operating costs and expenses                                 5,452
                                                                          ------

           Income from operations                                          1,010
                                                                          ------

Other income
  Interest income                                                             28
                                                                          ------
        Total other income                                                    28
                                                                          ------

           Income before state and local tax expense                       1,038

State and local income tax expense (NOTE A)                                   48
                                                                          ------

            NET INCOME                                                    $  990
                                                                          ======


         The accompanying notes are an integral part of this statement.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENT OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

                      For the year ended December 28, 2000



                                                 NATIONAL                                            CITADEL
                                                 CINEMAS,          FA           SUTTON HILL          CINEMAS,
                                                   INC.           INC.          ASSOCIATES             INC.               TOTAL
                                                ------------   ------------   ----------------   -----------------    --------------
BALANCE AT DECEMBER 31, 1999                    $      -        $   8,350      $   1,669            $     -             $ 10,019

  Distribution to members                           (557)            (629)          (116)              (114)              (1,416)

  Transfer of interest in AFC (NOTE A)             4,955           (4,957)        (1,609)             1,611                    -

  Net income                                         398              428             56                108                  990
                                                --------         --------        -------            -------             --------

BALANCE AT DECEMBER 28, 2000                    $  4,796         $  3,192        $     -            $ 1,605             $  9,593
                                                ========         ========        =======            =======             ========


         The accompanying notes are an integral part of this statement.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                             STATEMENT OF CASH FLOWS
                          (dollar amounts in thousands)

                      For the year ended December 28, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   990
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                      692
         Deferred rent expense                                              242
         Changes in assets and liabilities associated with
             operating activities:
                Trade and other receivables                                 (22)
                State and local income taxes receivable                     (27)
                Due to (from) affiliates                                    (89)
                Concessions inventories                                     (11)
                Prepaid expenses and other current assets                  (176)
                Accounts payable and accrued liabilities                    132
                State and local income taxes payable                        (16)
                Increase in deferred income and other obligations             8
                                                                        -------

                    Net cash provided by operating activities             1,723

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and improvements                        (14)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to members                                                (1,416)
                                                                        -------

                    NET INCREASE IN CASH                                    293

Cash at beginning of year                                                   527
                                                                        -------

Cash at end of period                                                   $   820
                                                                        =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the year for income taxes                            $    91
                                                                        =======


         The accompanying notes are an integral part of this statement.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 28, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS:
     Angelika Film Centers LLC (AFC) is a Delaware limited liability company, whose membership interest at December 28, 2000 is held 33.34% by FA, Inc. (FA), 16.66% by Citadel Cinemas, Inc. (Citadel) and 50% by National Cinemas, Inc.
(NCI), a wholly-owned subsidiary of National Auto Credit, Inc.

     NCI acquired its 50% interest from FA on April 5, 2000. Prior to NCI's purchase of its 50% interest, FA's share of profits and losses was 83.34%, subsequent to that date it now shares 33.34% of profit and losses.

     On July 28, 2000, Citadel acquired its 16.66% interest from Sutton Hill Associates. Citadel's share of profit and losses in AFC was effective as of June 1, 2000 as defined in the purchase agreement.

     AFC was formed in August of 1996 to acquire certain assets of Angelika Film Centers, Inc. and Houston Cinemas, Inc., both New York corporations (Seller). In July 1996, AFC acquired personal property, contracts, leasehold improvements, and goodwill from the Seller for approximately $12,900,000, which included the assumption of certain liabilities.

     The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). Under APB 16, the tangible assets, identifiable intangible assets and liabilities of the acquired company are recorded at their fair value, and the excess of the purchase price over the fair value of the net (of liabilities) tangible and identifiable intangible assets is recorded as goodwill. Additionally, under the purchase method of accounting the operating results of the acquired company are included in the results of operations from the date of the acquisition.

     The Company had an independent appraisal which was used to determine the fair value of the tangible assets and leasehold improvements. Accordingly, the excess of the purchase price over the fair value of the tangible and identifiable intangible assets was recorded as goodwill (approximately $11,810,000). The goodwill is being amortized on a straight-line basis over 20 years.

FISCAL YEAR:
     AFC's fiscal year ends on the Thursday closest to December 31. The twelve months ending December 28, 2000 contained 52 weeks. Unless stated otherwise, references herein are to the AFC's fiscal years.

CASH AND CASH EQUIVALENTS:
     AFC considers all highly liquid investments and money market accounts with the original maturities of three months or less to be cash equivalents.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 28, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

CONCESSION INVENTORIES:
     Inventories are comprised of concession goods and are stated at lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT:
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 12 years for leasehold improvements, furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

INCOME TAXES:
     AFC is a limited liability company; therefore, no federal income taxes have been provided for its operations. Any liability or benefit from the AFC's income or losses is the responsibility of the individual members. AFC provides for state and city income tax liabilities in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109).

GOODWILL:
     Goodwill arising from AFC's acquisition, as previously discussed, is amortized on a straight-line basis over a twenty year period. Accumulated amortization of goodwill is $2,560,000 at December 28, 2000.

ADVERTISING EXPENSE:
     Advertising costs are expensed as occurred. Advertising expenses were approximately $40,000 for the year ended December 28, 2000.

FAIR VALUE FINANCIAL INSTRUMENTS:
     The Company has various financial instruments including cash and cash equivalents, trade and other receivables and accounts payable and accrued liabilities. These instruments are short-term in nature and the Company has determined that their carrying values approximate estimated fair values.

IMPAIRMENT OF LONG-LIVED ASSETS:
     The Company evaluates impairment of long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows (undiscounted and without interest charges) over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the carrying amount of the asset is reduced to its estimated fair value through a charge to income. No impairment was recorded during the 12 months ended December 28, 2000.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 28, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

NEW ACCOUNTING PRONOUNCEMENTS:
     In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 138 must first be applied in the first quarter of fiscal years that begin after June 15, 2000 (the first quarter of fiscal 2001 for the Company) and in general requires that entities recognize all derivative financial instruments as assets or liabilities, measured at fair value, and include in earnings the changes in the fair value of such assets and liabilities. SFAS 138 also provides that changes in the fair value of assets or liabilities being hedged with recognized derivative instruments be recognized and included in earnings. AFC does not presently utilize derivative instruments, either for hedging or other purposes, and therefore anticipates that the adoption of the requirements of SFAS 138 will not have a material affect on its financial statements.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 28, 2000, a summary of property, equipment and leasehold improvements is as follows (in thousands):

           Leasehold improvements                             $    525
           Furniture, fixtures and equipment                       507
                                                              --------
                                                                 1,032
           Less accumulated depreciation                           411
                                                              --------
             PROPERTY, EQUIPMENT AND
               LEASEHOLD IMPROVEMENTS, NET                    $    621
                                                              ========

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 28, 2000



NOTE C - LEASE COMMITMENTS

     AFC leases a theater and office space under non-cancelable operating leases which mature in August 2026 and January 2002, respectively. Rental expense was $845,000, including noncash rent of $243,000, for the year ended December 28, 2000. At December 28, 2000, future minimum rental commitments for the next five years were as follows (in thousands):

                               2001                    $    710
                               2002                         665
                               2003                         657
                               2004                         657
                               2005                         657
                            Thereafter                   18,978
                                                       --------

                   TOTAL MINIMUM LEASE PAYMENTS        $ 22,324
                                                       ========


     The lease commitments include approximately $95,000 for office space used by an affiliated company that is reimbursable to AFC by that affiliated company.

     AFC has scheduled rent increases under the theatre lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theatre lease. Deferred rental obligations of $1,052,000 are reflected in the accompanying balance sheet as of December 28, 2000.

NOTE D - COMMITMENTS AND CONTINGENT LIABILITIES

     The AFC is involved in various lawsuits. The ultimate outcome of these lawsuits is not presently determinable; however, in the opinion of management, based in part upon advice of counsel, the amount of losses that might be sustained, if any, would not materially affect the financial position of the AFC.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 28, 2000


NOTE E - RELATED PARTY TRANSACTIONS

     City Cinemas Corporation (City Cinemas), an affiliate of Sutton Hill Associates, operates and manages the Angelika Film Centers pursuant to a management agreement (the Agreement). City Cinemas operates the theater in accordance with the terms of a management agreement entered into with the AFC in August 1996. City Cinemas is to be paid an annual management fee of $125,000 and a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). Management and bonus fee expense amounted to the base fee of $125,000 for the year ended December 28, 2000. Effective on June 1, 2000, this management contract was assigned to Citadel.

     AFC's leasehold interest for the Angelika Theatre is guaranteed by both the Reading Company and Reading Entertainment, Inc. through the day prior to the 15th anniversary of the lease commencement.

     At December 28, 2000, AFC has an aggregate receivable balance of $103,000 due from City Cinemas and Citadel. This amount is comprised of monies collected by those affiliated entities for gift certificates and credit card purchases that are then remitted to AFC.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is hereby made to "Directors and Executive Officers of the Registrant" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is hereby made to "Summary Compensation Table", "Options", "Directors Fees and Compensation", "Employment Agreements", and "Compensation Committee Interlock and Insider Participation" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is hereby made to "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is hereby made to "Other Matters - Business Relationship" in the 2001 Proxy Statement, which is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K DOCUMENTS FILED AS PART OF THIS REPORT:

(a)(1) The following statements are included in Part II, Item 8:

       FINANCIAL STATEMENTS OF THE COMPANY

           Report of Independent Certified Public Accountants

           Financial Statements:

                Consolidated Balance Sheets - as of
                   January 31, 2001 and 2000

                Consolidated Statement of Operations -
                   Years Ended January 31, 2001, 2000 and 1999

                Consolidated Statement of Stockholders' Equity and
                   Comprehensive Income - Years Ended January 31, 2001, 2000 and 1999

                Consolidated Statements of Cash Flows -
                   Years Ended January 31, 2001, 2000 and 1999

                Notes to Consolidated Financial Statements -
                   Years Ended January 31, 2001, 2000 and 1999

           The following financial statements are included in Part IV, Item 14

       FINANCIAL STATEMENTS OF AFC

                Report of Independent Certified Public Accountants

                Financial Statements:

                   Balance Sheet as of December 31, 2000

                   Statement of Operations for the year ended
                     December 31, 2000

                   Statement of Members' Equity for the year ended
                     December 31, 2000

                   Statement of Cash Flows for the year ended
                     December 31, 2000

                   Notes to Financial Statements for the year ended
                     December 31, 2000

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (cont.)


(a)(2) The following financial statement schedule for the years ended January 31, 2001, 2000 and 1999 is submitted herewith:

                 Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes.

(a)(3) Exhibits

                  DESCRIPTION

2.1 Agreement of Merger (incorporated by reference to Exhibit 2 to the Company's Form 8 B dated December 27, 1995, SEC File No. 1-11601).

2.2 Settlement Agreement and Release (Including Agreement for Sale of Shares) by and among National Auto Credit, Inc., Mr. Frankino, individually and as trustee and president of the Samuel J. Frankino and Connie M. Frankino Charitable Foundation, trustee of the Corrine
          L. Dodero Trust for the Arts and Sciences and managing partner of the Frankino and Frankino Investment Company, dated November 3, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated November 17, 2000, SEC File No. 1-11601).

2.3 Stock Purchase and Standstill Agreement by and among National Auto Credit, Inc., Reading Entertainment, Inc., FA, Inc., Citadel Holding Corporation, and Craig Corporation, dated November 3, 2000 (incorporated by reference to Exhibit 2.2 on the Current Report on Form 8-K filed November 17, 2000, SEC File No. 1-11601).

2.4 Merger Agreement and Plan of Reorganization by and among ZLT Acquisition Corp., a Delaware and a wholly-owned subsidiary of NAC; ZoomLot Corporation, a Delaware corporation, including all of its subsidiaries; and Ernest C. Garcia II, Verde Reinsurance Company, Ltd., a Nevis Island corporation, Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, Ray Fidel, Steven Johnson, Mark Sauder, EJMS Investors Limited Partnership, an Arizona limited partnership, Colin Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon dated December 15, 2000 (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

2.5 Stock Purchase and Standstill Agreement by and among Reading Entertainment, Inc., FA, Inc., Citadel Holding Corporation, Craig Corporation, and National Auto Credit, dated as of December 15, 2000, (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

3.1 Restated Certificate of Incorporation of National Auto Credit, Inc. (incorporated by reference to Exhibit 3 (1) to the Company's Form 8B filed December 27, 1995, SEC File No. 1-11601).

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (cont.)
(a)(3) EXHIBITS (cont.)

         3.3 Amended and Restated Bylaws of National Auto Credit, Inc. dated April 5, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000, SEC File No. 1-11601).

         3.4 Certificate of Designations of Series B and C Preferred Stock of National Auto Credit, Inc. dated as of December 15, 2000 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

         4.1 Specimen Stock Certificate - National Auto Credit, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, SEC File No. 1-11601).

         4.2 Speciman Series C redeemable preferred stock Certificate - National Auto Credit, Inc., filed herewith and incorporated herein by reference.

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

        10.6 Purchase and Sale Agreement of Contracts between Crescent Bank & Trust and NAC, Inc. dated March 17, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed April 3, 2000, File No. 1-11601).

        10.7 Purchase Agreement among National Auto Credit, Inc., National Cinemas, Inc., FA, Inc. and Reading Entertainment, Inc., dated as of April 5, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

        10.8 Registration Rights Agreement, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (cont.)
(a)(3) EXHIBITS (cont.)

        10.9 Option Letter 1, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

        10.10 Option Letter 2, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on April 20, 2000, File No. 1-11601).

        10.11 Registration Rights Agreement, dated as of December 15, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed January 2, 2001, SEC File No. 1-11601).

        10.12 Lockup, Standstill and Voting Agreement, dated as of December 15, 2000, (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

        10.13 Employment Agreement between NAC and James J. McNamara dated as of December 15, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

        10.14 Separation Agreement between NAC and David L. Huber dated as of December 15, 2000 filed herewith and incorporated herein by reference.

        21     Subsidiaries of National Auto Credit, Inc. at January 31, 2001.

        23     Consent of Independent Certified Public Accountants.


(b)  REPORTS ON FORM 8-K

     On November 17, 2000, a Form 8-K was filed to announce the settlement with Mr. Frankino and related parties and a Stock Purchase and Standstill Agreement with Reading Stockholders on November 3, 2000.

     On December 15, 2000, a Form 8-K was filed regarding a five year business plan.

     On January 2, 2001, a Form 8-K was filed regarding a Merger Agreement with ZoomLot Corporation, an employment agreement with James J. McNamara and a Stock Purchase and Standstill Agreement with Reading Stockholders (as amended by 8-K/A filed on March 5, 2001).

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           National Auto Credit, Inc.
                                              Registrant



Date   May 16, 2001                        By: /s/ James J. McNamara
    -------------------------                 -----------------------------
                                              James J. McNamara
                                              Chairman of the Board and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on May 16, 2001.

                                           Principal Financial and
Principal Executive Officer                Accounting Officer


By: /s/ James J. McNamara                  By: /s/ Robert B. Dixon
    ------------------------                  --------------------
James J. McNamara                          Robert B. Dixon
Chairman of the Board and                  Chief Financial Officer and Treasurer
Chief Executive Officer

                                   DIRECTORS:


/s/ Thomas F. Carney, Jr.                  /s/ William S. Marshall
------------------------------------       -------------------------
Thomas F. Carney, Jr.                      William S. Marshall

/s/ Mallory Factor                         /s/ James J. McNamara
------------------------------------       -------------------------
Mallory Factor                             James J. McNamara

/s/ John A. Gleason                        /s/ Gary L. Trujillo
-----------------------------------        -------------------------
John A. Gleason                            Gary L. Trujillo

/s/ Donald Jasensky                        /s/ Henry Y. L. Toh
-----------------------------------        -------------------------
Donald Jasensky                            Henry Y. L. Toh

/s/ Steven P. Johnson                      /s/ Peter T. Zackaroff
-----------------------------------        -------------------------
Steven P. Johnson                          Peter T. Zackaroff

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


               Column A                   Column B                   Column C                     Column D            Column E
    --------------------------------  ------------------   ----------------------------------   --------------     ---------------

                                         Balance at                Additions Charged to:                              Balance
                                        beginning of       ----------------------------------                        at end of
    Description                            period             Expenses            Other          Deductions            period
    --------------------------------  ------------------   ----------------  ----------------   --------------     ---------------
    Year ended January 31, 2001
    --------------------------------
    Self-insurance claims                 $ 4,089           $ (1,656)              $  -          $ 1,463 (a)         $   970

    Year ended January 31, 2000
    --------------------------------
    Self-insurance claims                 $ 4,880           $    628               $  -          $ 1,419 (a)         $ 4,089

    Year ended January 31, 1999
    --------------------------------
    Self-insurance claims                 $ 9,144           $     50               $  -          $ 4,314 (a)         $ 4,880


(a)  Cash disbursements related to self-insured claims.