Form 10-K/A
period 2001-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2001-05-30
CIK 1004981

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

 X           Annual Report Pursuant to Section 13 or 15(d) of the Securities
---                              Exchange Act of 1934
                    For the fiscal year ended January 31, 2001
                                       OR
---        Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Transition Period from ______to______

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

         Under the Company's Amended and Restated By-Laws, the Board of Directors shall consist of thirteen directors and no vacancies shall be deemed to exist unless the number of directors falls below that number. The Company's Amended and Restated By-Laws further provide that the Board of Directors is divided into three classes and that each director shall serve a term of three years. As of May 1, 2001, the Board of Directors had ten members and three vacancies. The Board of Directors met six (6) times during fiscal 2001.

         The current directors are designated in each class as follows: Class I
- Messrs. Carney, Johnson, Trujillo and Zackaroff; Class II - Messrs. Jasensky, Toh and Marshall; and Class III - Messrs. Factor, McNamara and Gleason. The terms of the Class I directors expire at the time of the Company's annual Meeting of Stockholders in 2002; the terms of the Class II directors expire at the time of the Company's annual meeting of stockholders in 2001; and the terms of the Class III directors expired in 2000.

         On April 6, 2001, Steven P. Johnson was appointed by the Board to fill a Class I director vacancy left by the resignation of Scott A. Braly on December 15, 2000. Mr. Johnson was appointed at the request of the former holders of ZLT Common Stock in connection with the ZoomLot Merger Transaction.

         On April 6, 2001, Gary L. Trujillo was appointed by the Board to fill a Class I director vacancy left by the resignation of James J. Cotter on December 15, 2000.

         The names of all directors, executive officers and key employees of the Company as of the date hereof are set forth below. There are no family relationships between any present executive officers, directors and key employees:


NAME                                              AGE             POSITION WITH NAC
--------------------------------------------------------------------------------------------------
Thomas F. Carney, Jr.                              47             Director

Robert B. Dixon                                    64             Chief Financial Officer

Mallory Factor                                     50             Director

John Gleason                                       52             Director

Donald Jasensky                                    43             Director

Steven P. Johnson                                  41             Director

Herbert F. Kozlov (1)                              48             Secretary

Sean P. Maroney (2)                                35             Director of Financial Reporting

William S. Marshall                                83             Director

James J. McNamara (3)                              52             CEO, Chairman of the Board and
                                                                  Director

Henry Y. L. Toh                                    43             Director

Gary L. Trujillo                                   39             Director

Raymond A. Varcho (1) (2)                          45             Vice President, General Counsel,
                                                                  and Assistant Secretary

Peter T. Zackaroff                                 45             Director
----------------------------------------------------------------------------------------------------

         (1) Mr. Varcho served as Secretary of the Company during fiscal 2001. Mr. Kozlov was appointed Secretary in April 2001, and Mr. Varcho was appointed Assistant Secretary.

         (2) Mr. Varcho and Mr. Maroney currently serve at the discretion of the Board of Directors.

         (3) Mr. McNamara serves as President and Chief Executive Officer pursuant to an Employment Agreement for an initial term of three years, until December 31, 2003, unless earlier terminated either by (i) the Company, for cause, as defined in the Employment Agreement; or (ii) by Mr. McNamara, at his discretion. The Employment Contract will automatically renew for additional periods of one year in duration, unless 90 days prior notice is given by either the Company or Mr. McNamara. See Item 11 "Employment Agreements."

         Biographical information with respect to the present executive officers and directors of the Company is set forth below.

         Thomas F. Carney, Jr., Director, is an attorney engaged in the private practice of law at the Carney Legal Group, P.A (a law firm). Mr. Carney has also served as Chairman of the Board of Carney and Company, Inc. ("CCI"), which is principally engaged in investment banking and holding company operations, from its formation in December 1983 to the present. CCI's subsidiaries include The Carney Group, Inc., which is engaged in the business of investment banking, and Renard Petroleum Corporation, which is engaged in the business of oil exploration and development. Mr. Carney has served as a Member of the Council of Government of the Sovereign Military Order of Malta since 1999, as a Delegate to the United Nations Permanent Observer Mission to the Sovereign Military Order of Malta since 1996, and as Chairman of the Delray Beach, Florida Housing Authority since June 1997. On December 15, 2000, Mr. Carney was appointed by the Board to fill a vacancy on the Board of Directors of the Company left by the resignation of David L. Huber.

         Robert B. Dixon has been Chief Financial Officer and Treasurer since April 2001, and an independent financial consultant to the Company from January 2001 to April 2001 pursuant to a consulting contract. From 1996 to 2000, Mr. Dixon was Vice President of Finance of Command Systems, Inc, a public company listed on the Nasdaq. From 1993 to 1996, Mr. Dixon was Deputy Director and Executive Vice President of The Connecticut Development Authority.

         Mallory Factor, Director, has served as President, Chief Executive Officer and Chairman of the Board of Directors of Mallory Factor, Inc. since 1976. Mallory Factor, Inc. is principally engaged in the business of merchant banking and investor relations. On December 15, 2000, Mr. Factor was appointed to fill a vacancy on the Board of Directors of the Company left by the resignation of Philip Sauder.

         John A. Gleason, Director, has been the President and owner of Automax, Inc., an independent car dealership since 1987. From 1995 to 1998, Mr. Gleason served on National Auto Credit's Dealer Advisory Board and served as its Chairman from 1996 to 1998. Mr. Gleason previously served as Director of National Auto Credit, Inc. from February 20, 1998 to September 28, 1999. On April 5, 2000, Mr. Gleason was appointed by the Board to fill a vacancy on the Board of Directors of the Company left by the resignation of Allen Rice.

         Donald Jasensky, Director, has been the owner and operator of Automotive Dealership Personnel LLC, since 1989. Mr. Jasensky was elected a Director of the Company by way of a written shareholder consent filed with the Company on August 29, 1999, and effective November 12, 1999.

         Steven P. Johnson, Director, has served as General Counsel of ZoomLot Corporation since its formation in 2000. Mr. Johnson is also General Counsel of Cygnet Capital Corporation and Verde Investments, Inc., both owned by Ernie Garcia, II, a beneficial owner of 18% of the Company's voting equity securities. Mr. Johnson served as Senior Vice President, Secretary, and General Counsel of Ugly Duckling Corporation from 1992 to 1999. Prior to 1992, Mr. Johnson practiced law in Tucson, Arizona. Mr. Johnson is Mr. Garcia's brother-in-law. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

         Herbert F. Kozlov, Secretary, was appointed Secretary on April 6, 2001. Mr. Kozlov is a member of Parker Duryee, Rosoff & Haft, a New York law firm and an outside counsel to the Company. Mr. Kozlov has been a practicing attorney for more than ten years. Mr. Kozlov is the director of three publicly traded companies on The Nasdaq SmallCap Market: Magnum Sports and Entertainment, Inc. (p/k/a Worldwide Sports & Entertainment Inc.) (Nasdaq: MAGZ), Alpha Hospitality Corporation (Nasdaq: AHLY), HMG Worldwide Corporation (Nasdaq: HMGC). Mr. Kozlov is also the President and Director of West Coast Entertainment Corp. (Nasdaq:
WCEC). Mr. Kozlov is also a director of a number of privately held companies.

         Sean P. Maroney, Director of Financial Reporting, has been employed by the Company since 1995. Mr. Maroney held the positions of Operations Controller and Manager of Accounting prior to assuming his present duties in January 1999. Prior to his employment with the Company, Mr. Maroney held various positions at Leaseway Transportation Inc. and KPMG Peat Marwick. Mr. Maroney is a certified public accountant. Pursuant to a Separation Agreement, Mr. Maroney will leave the Company on or before June 30, 2001.

         William S. Marshall, Director, is an attorney who has been engaged in private practice since April 1985. Mr. Marshall was a partner/stockholder of the Miami, Florida office of the law firm Baskin & Steingut, P.A. Mr. Marshall previously served terms as Director of the Company from 1983 to 1993, and from March 9, 1998 to September 28, 1999. On April 5, 2000, Mr. Marshall was appointed to fill a vacancy on the Board of Directors of the Company left by Richard Cohen.

         James J. McNamara, CEO and Chairman of the Board of Directors effective November 3, 2000, has been President of Film Management Corporation since 1995, Chairman of the Board and Chief Executive Officer of Princeton Media Group, Inc. (a magazine publisher) from 1994 to 1998, and President and Chief Executive Officer of Celebrity Entertainment, Inc. since 1992. (A subsidiary of each of Princeton Media Group, Inc. and Celebrity Entertainment, Inc. effected an assignment of their respective assets for the benefit of creditors in 1998). Mr. McNamara accepted the position of Director of the Company effective February 20, 1998 and served as its Chairman from April 1998 to November 1999. Mr. McNamara was appointed Chief Executive Officer and Chairman on December 15, 2000 at a Special Meeting of the Company's Board of Directors, effective as of November 3, 2000.

         Henry Y. L. Toh, Director, has been an Officer and Director of I-Link Incorporated (a public Internet telephone company) since 1992. He has also been an officer and director of Four M International, Inc. (a private investment entity) since 1992. Mr. Toh had been an officer and director of Four Vines International, Inc. (a wine producer and distributor) from 1996 until February, 2001. Mr. Toh has recently become a director of New Generation Motors Corporation (a designer and manufacturer of high efficiency electric motors) in 2001. Mr. Toh has been a Director of the Company since December 22, 1998.

         Gary L. Trujillo, Director, has been the President and director of Quepasa.com, Inc., a publicly traded company since April 1999, and he was appointed Chairman and Chief Executive Officer June 1999. Quepasa.com is a Bilingual (Spanish/English) Internet portal and online community focused on the U.S. Hispanic market. In 1990, Mr. Trujillo founded Southwest Harvard Group, a Hispanic-owned and operated business consulting firm and served as its Chief Executive Officer and President from inception until April 1999, and presently serves as Chairman. Mr. Trujillo is also a director of Blue Cross and Blue Shield of Arizona, The Arizona Community Foundation and the South Mountain Community College ACE Entrepreneur Program, and is a member of the Advisory Board of Wells Fargo & Co. Mr. Trujillo started his career as an investment banker with Salomon Brothers, Inc.

         Raymond A. Varcho has been Vice President, General Counsel and Assistant Secretary since April 2001. Mr. Varcho was Vice President, General Counsel and Secretary prior to April 2001 and has been employed by the Company since October 1997. Previously, Mr. Varcho held various positions at Rockwell International Corporation, most recently as Assistant General Counsel, from 1989 to 1997. Pursuant to a Separation Agreement, Mr. Varcho will leave the Company on or before June 30, 2001.

         Peter T. Zackaroff, Director, has been Vice-President of Operations and General Counsel of CCI-MAXIMUS since 1996. CCI-MAXIMUS is a software development firm specializing in court and state recording agency applications. Prior to 1996, Mr. Zackaroff held the position of Executive Vice President, Chief Legal Officer, and Secretary of the Company's wholly-owned subsidiary, Agency Rent-A-Car. Mr. Zackaroff was employed by the Company from 1988 through 1994. Mr. Zackaroff was elected a Director of the Company by way of a written consent filed with the Company on August 29,1999, and effective November 12, 1999.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all Company officers and directors, and persons who own more than ten percent of a registered class of Company equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely upon a review of Forms 3, 4, and 5 furnished to the Company pursuant to the Exchange Act during fiscal 2001, the following officers, directors and/or greater than ten percent stockholders were delinquent in their reporting requirements.

         Messrs. Braly, Cotter, Dodero, Frankino, Huber, Maund, Sauder, Sweitzer, Upton, and Mrs. Dodero failed to file a Form 4 and Form 5.

         Messrs. Carney, Factor, Gleason, Jasensky, Marshall, McNamara, Toh and Zackaroff failed to file a Form 4 and failed to file timely a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table shows all compensation paid by the Company and its subsidiaries for the fiscal years ended January 31, 2001, 2000 and 1999 to (i) any persons who served as Chief Executive Officer or President of the Company during fiscal 2001 (James J. McNamara and David L. Huber) and (ii) the individuals, other than persons who served as the Chief Executive Officer, who served as an executive officer of the Company at January 31, 2001 and whose income exceeded $100,000 (Raymond A. Varcho and Sean P. Maroney) (collectively, the "Named Executive Officers").


------------------------- ------------------------------------------- ------------------------------------------------------
                                           ANNUAL COMPENSATION                   LONG TERM COMPENSATION AWARDS
------------------------- ------------------------------------------- ------------------------------------------------------
Name and
Principal                                                                              Securities
Position                                               Other Annual   Restricted       Underlying
--------                  Fiscal                       Compensation   Stock  Awards    Options/          All Other
                          Year   Salary($)  Bonus ($)  ($)(1)         ($) (2)          SARs (#)          Compensation($)(3)
------------------------- ------ ---------- ---------- -------------- ---------------- ----------------- -------------------
James J. McNamara, CEO    2001   134,856    750,000    10,250         --               750,000           224,750
and Chairman of the       2000   --         --         10,250         --               100,000           583,654
Board (4)(5)              1999   --         --         7,247          --               75,000            737,650
------------------------- ------ ---------- ---------- -------------- ---------------- ----------------- -------------------
David L. Huber, Former    2001   244,615    --         --             --               --                306,000
CEO, Chairman of the      2000   63,462     --         --             --               --                --
Board and Director        1999   --         --         --             --               --                --
------------------------- ------ ---------- ---------- -------------- ---------------- ----------------- -------------------
Raymond A. Varcho, Vice   2001   196,154    4,998      15,115         --               --                3,654
President, Secretary      2000   165,416    6,440      15,441         3,624            --                5,234
and General Counsel       1999   142,408    5,641      11,455         5,963            5,000             1,092
------------------------- ------ ---------- ---------- -------------- ---------------- ----------------- -------------------
Sean P. Maroney,          2001   101,617    4,998      6,900          --               --                7,205
Director of Financial     2000   91,731     6,202      6,598          1,354            --                3,448
Reporting                 1999   80,581     1,975      6,853          1,856            --                3,425
------------------------- ------ ---------- ---------- -------------- ---------------- ----------------- -------------------

         (1) The amounts included in this column are the imputed value for the use of Company automobiles and related tax reimbursement. Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

         (2) These awards are fully vested but may not be sold or transferred until such time as the recipient directly owns and maintains Company stock equal to three times the individual's salary, including bonus, or the individual terminates employment with the Company. Restricted stock holdings in excess of the required ownership amounts may be disposed of provided that minimum ownership requirements are maintained during the term of the individual's employment. The restricted shares awarded are eligible for any dividends the Company may declare on its Common Stock. The total restricted stock holdings for the officers at January 31, 2001 were as follows:

        -------------------- ---------------------- ----------------------
        Name                 Number of Shares       Fair Market Value
        -------------------- ---------------------- ----------------------
        Mr. Maroney          2,493                            $701
        -------------------- ---------------------- ----------------------
        Mr. Varcho           6,523                          $1,833
        -------------------- ---------------------- ----------------------

         (3) Other Compensation includes aggregate payments received as Directors (Mr. McNamara, $6,000, $583,654 and $737,650 in fiscal years 2001, 2000 and 1999, respectively and Mr. Huber, $6,000 in fiscal 2001), severance payments (Mr. Huber, $300,000 in fiscal
              2001), stock awards pursuant to employment agreements (Mr. McNamara, $218,750 in fiscal 2001), executive life and disability insurance, vision, 401(k) match and medical premiums (Mr. Varcho, $3,654, $5,234 and $1,092 in fiscal years 2001, 2000 and 1999, respectively and Mr. Maroney, $7,205, $3,448 and $3,425 in fiscal years 2001, 2000 and 1999 respectively). In fiscal 2001, the Company contributed to Mr. Maroney's and Mr. Varcho's 401(k) Savings and Retirement Plan and Trust Accounts in the following amounts: Mr. Maroney, $2,032 and Mr. Varcho, $415. Also, see "Directors Fees and Compensation".

         (4) Mr. McNamara was appointed Chairman of the Board and Chief Executive Officer of the Company effective November 3, 2000, upon the resignation of David L. Huber from those positions.

         (5) Pursuant to Mr. McNamara's Employment Agreement dated December 15, 2000, options to purchase 175,000 shares of the Company's stock (granted in fiscal years 1999 and 2000) were canceled.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to options granted during fiscal 2001 to the Named Executive Officers of the Company.





                                                   Individual Grants
--------------------------------------------------------------------------------------------------------
                           Number of Securities        Percent of Total        Exercise or
                           Underlying Options/    Options/SARs Granted to      Base Price    Expiration
          Name             SARs Granted (#)       Employees in Fiscal Year (1)  ($/sh)(2)       Date
------------------------   --------------------   ---------------------------- ----------   ------------
James J. McNamara (4)                  750,000                62.50%             0.664       12/15/2010
David L. Huber                        -                        -                    -              -
Raymond A. Varcho                     -                        -                    -              -
Sean P. Maroney                       -                        -                    -              -



                            Potential Realizable Value at
                            Assumed Annual Rates of Stock
                                 Price Appreciation
                                 for Option Term (3)
--------------------------  -------------------------------


          Name                5% ($)             10% ($)
------------------------    -------------------------------
James J. McNamara (4)       $   275,000       $  735,000
David L. Huber                  -                 -
Raymond A. Varcho               -                 -
Sean P. Maroney                 -                 -

         (1) Percentage shown is based upon all options granted to officers, directors and employees during fiscal 2001.

         (2) Options were granted at the average of the market price for the five days of trading ending on the date of the grant.

         (3) The dollar amounts under these columns are the result of calculations at assumed annual rates of stock appreciation of 5% and 10% respectively; and therefore may not reflect actual appreciation, if any, in the value of the stock price.

         (4) Mr. McNamara's options were granted on December 15, 2000. Pursuant to Mr. McNamara's Employment Agreement (described further below in this Item 11) 250,000 options vested immediately, 250,000 options vest on December 15, 2001, and 250,000 options vest on December 15, 2002. Mr. McNamara was also granted 350,000 shares of Common Stock on December 15, 2000.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         There were no exercises of options or stock appreciation rights by officers or directors during fiscal 2001.

EMPLOYMENT AGREEMENTS

         EMPLOYMENT AGREEMENT WITH JAMES J. MCNAMARA

         On December 15, 2000, the Company's Board of Directors approved an Employment Agreement, effective as of November 3, 2000, with James J. McNamara. Under the terms of that agreement, Mr. McNamara shall be employed as Chief Executive Officer for an initial term of three years, until December 31, 2003, with a base salary of $500,000 per year. In the event that the Company should achieve in any year certain performance milestones with respect to the market price of its Common Stock, as set forth in Exhibit A of the Employment Agreement, Mr. McNamara will also receive a cash bonus target of $300,000, which may also be increased by the Board if the Board believes it appropriate to reward the Chief Executive Officer's performance for that year. Those performance milestones are as follows. Mr. McNamara will receive 25% of the target cash bonus if the market price of the Common Stock is 110% of such market price at the end of the prior employment year. Mr. McNamara will receive 50% of the target cash bonus if the market price of the Common Stock is 120% of such market price at the end of the prior employment year; Mr. McNamara will receive 100% of the target cash bonus if the market price of the Common Stock is 130% of such market price at the end of the prior employment year. The market price of the Common Stock as of the commencement of Mr. McNamara's Employment Agreement was $0.65.

         Following the intial three year term, the Employment Agreement will automatically renew for consecutive year-long terms unless 90 days prior notice is given by either party. The Company may terminate the Employment Agreement at any time for cause, and Mr. McNamara may terminate at any time in his discretion.

          In the event of a change of control resulting in his separation from the Company, Mr. McNamara would also receive a $250,000 target bonus for any years remaining under the Employment Agreement. Mr. McNamara has also received a lump-sum payment of $750,000 as a signing bonus and compensation for past services rendered to the Company and he will be entitled to an additional bonus in the amount of $1,000,000 in the event that the Company's Common Stock is listed on the NASDAQ National Stock Market, Inc., the American Stock Exchange or the New York Stock Exchange. As a signing bonus, Mr. McNamara was granted the right to 350,000 shares of Common Stock; Mr. McNamara received 245,000 shares of Common Stock because he elected for the shares to be issued net of applicable income taxes. Mr. McNamara was previously granted options to purchase 175,000 shares of restricted Common Stock, which he surrendered to the Company, prior to the issuance of the shares constituting his signing bonus.

          The employment agreement also grants Mr. McNamara the right to options to purchase an additional 750,000 shares of the Company Common Stock with an exercise price equal to the average of the closing bid prices of the Common Stock on the OTC Bulletin Board(R) for the five trading days preceding December 16, 2000 or $.664, which also may be exercised by means of a cashless exercise. Such options shall have a term of 10 years from the date of grant; and shall be vested and exercisable as follows: (a) options with respect to 250,000 shares shall vest and be exercisable immediately; (b) options with respect to an additional 250,000 shares shall vest and be exercisable on and after December 15, 2001; and (c) options with respect to the remaining 250,000 shares shall vest and be exercisable on and after December 15, 2002; provided, however, that upon a change of control, as defined in the Employment Agreement, all options that have not yet vested and become exercisable shall be deemed to have vested and have become exercisable as of the time immediately preceding such change of control. Further, the options shall be issued under a qualified omnibus long-term incentive plan that will provide for incentive stock options pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). From time to time, the Board may, in its discretion, increase Mr. McNamara's base salary and grant additional options to Mr. McNamara, on such terms as the Board determines.

         The Agreement also provides for certain payments in the event of a termination without cause by the Company or a termination for good reason by Mr. McNamara as follows: the Company will pay to Mr. McNamara one dollar ($1) less than the amount that would constitute an "excess parachute payment" under Code
Section 280G of the Internal Revenue Code. The Company shall pay to Mr. McNamara such amount in lump sum cash payment as soon as practicable following the effective date of such termination. The Company shall also continue to provide Mr. McNamara with all employee benefits and perquisites that he was participating in or receiving at the effective date of termination (or if greater, at the end of the prior year) for two years following termination.

         If it is determined by reason of any payment, or the occurrence of an option vesting, pursuant to the terms of the Employment Agreement (or upon any other plan, agreement or program) upon a Change in Control, as defined in the Employment Agreement (collectively "the Payment"), the Executive would be subject to the excise tax imposed by Code Section 4999 (the "Parachute Tax"), then Mr. McNamara shall be entitled to receive an additional payment or payments (a "Gross-Up Payment") in an amount such that, after payment by Mr. McNamara of all taxes (including any Parachute Tax) imposed upon the Gross-Up Payment, Mr. McNamara will retain an amount of the Gross-Up Payment equal to the Parachute Tax imposed upon the Payment.

OTHER AGREEMENTS

         During his tenure as Chief Executive Officer of the Company (i.e., from November 22, 1999 through his resignation), the Company paid Mr. Huber $25,000 per month. The Company entered into a separation agreement with David L. Huber effective December 15, 2000. Mr. Huber resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company and of each of the Company's affiliates and subsidiaries effective November 3, 2000. Pursuant to the terms of a separation agreement, Mr. Huber will receive (i) a sum of $300,000 paid in thirteen (13) equal consecutive monthly payments on the fifth business day of each month commencing January 8, 2001; (ii) reimbursement of expenses; and (iii) reimbursement or direct payment of reasonable attorney's fees in connection with negotiating and reviewing the separation agreement in an amount not to exceed $10,000. Mr. Huber resigned as a Director on December 15, 2000.

         The Company has also entered into a consulting agreement with Robert B. Dixon to provide financial consulting services to the Company. See Item 13, "Certain Relationships and Related Transactions."

1993 EQUITY INCENTIVE PLAN

         The Company's 1993 Equity Incentive Plan (the "Plan") provides for the grant of Incentive Options, Non-Qualified Options, Stock Appreciation Rights, Restricted Stock Appreciation Rights, Restricted Stock and Common Stock (all of which are sometimes collectively referred to as "Awards") to the Executive Officers referred to in the cash compensation table as well as to other employees of the Company and its subsidiaries and any former employee of the Company eligible to receive an assumed or replacement award or award settlement. Awards may be granted singly, in combination or in tandem. In addition, Awards may be made in combination, or in tandem with, in replacement of, or as the payment for grants or rights under any other compensation plan of the Company, including the Option Plan or the plan of any acquired entity.

         The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were (14,641), (19,211) and 76,400 shares of restricted stock awarded (cancelled) under this Plan during the years ended January 31, 2001, 2000 and 1999, respectively. There were 118,952 shares available for future stock awards or option grants at January 31, 2001 and 1,200,000 awards were made during fiscal 2001. The shares to be issued under the Plan may be authorized and unissued shares, treasury shares or a combination thereof. The Compensation Committee (the "Committee") administers the Plan. The Committee is comprised of three non-employee Directors, all of whom must be "disinterested persons" as defined under the Plan.

         Any compensation income realized by a participant with respect to any Award granted under the Plan shall be subject to withholding by the Company of income, employment or other taxes required by federal, state, local or foreign law. The Committee may in its discretion satisfy the withholding requirement by causing the entity or subsidiary employing the participant to withhold the appropriate amount of any and all of such taxes from any other compensation otherwise payable to such participant.

REMUNERATION OF DIRECTORS

         For service in fiscal 2001, all non-employee directors except for Thomas F. Carney, Jr. and Mallory Factor received vested options to purchase 70,000 shares of the Company's Common Stock exercisable at a fair market value of such Common Stock on the date of grant of December 15, 2000. This exercise price is $0.664. Similarly, Mr. Carney and Mr. Factor each received vested options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.664. On December 15, 2000, Mr. McNamara received options to purchase 750,000 shares of the Company's Common Stock exercisable at the fair market value of the date of grant of $0.664. One third of the options granted to Mr. McNamara were vested at the time of issuance, one third will vest on December 15, 2001, and the remaining third will vest on December 15, 2002. All of the options granted to the directors will be exercisable for a term of ten years.

         From February 1, 2000 to December 15, 2000, each member of the Board who was not an employee of the Company was paid $1,000 and reasonable expenses for attendance at each meeting of the full Board. Commencing December 16, 2000, each of the non-employee Directors will receive: (1) compensation to be paid at the annual rate of $55,000 plus an additional $5,000 per annum for serving on one or more committees of the Board; and (2) reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of the Company. Fees and expenses shall be reimbursed upon submission to the Company of appropriate documentation for such fees and expenses in accordance with then-current Company policy.

         Due to the substantial issues faced by the Company during fiscal 2001, including the sale and disposition of the Company's automobile loan portfolio, the issues raised by the Frankino Parties litigation and settlement, see Item 13 "Certain Relationships and Related Transactions," and the purchase of the Angelika Film Centers, LLC interest along with the subsequent agreements made in December 2000 with Reading and its subsidiaries, various members of the Board of Directors were required to devote substantial time to the affairs of the Company. In particular, James J. McNamara devoted substantial time as the Interim Chairman of the Board, Chairman of the Special Committee, and Chairman of the Audit

Committee. Donald Jasensky and Henry Toh each devoted substantial time as a member of the Audit Committee. Donald Jasensky and Peter Zackaroff each devoted considerable time as a member of the Special Committee.

         Amounts paid to Directors in fiscal 2001 were as follows:

------------------------- ----------------------------------- -----------------------------------------
                                    ANNUAL COMPENSATION            LONG TERM COMPENSATION AWARDS
------------------------- ----------------------------------- -----------------------------------------
                                                                            Securities
                                                Other Annual                Underlying
                          Fee or                Compensation  Stock         Options/     All Other
Name                      Salary($)  Bonus ($)  ($)           Awards ($)    SARs (#)     Compensation
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Scott A. Braly (5)           1,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Thomas F. Carney, Jr.        7,500      --           --            --         50,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
James J. Cotter (5)          1,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Lorraine Dodero (1)          5,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
William J. Dodero (1)        5,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Mallory Factor               7,500      --           --            --         50,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Sam J. Frankino (1)          5,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
John A. Gleason             66,916      --           --            --         70,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
David L. Huber (3)         250,615      --        300,000          --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Donald Jasensky            208,000      --           --            --         70,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
William S. Marshall         66,291      --           --            --         70,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
William T. Maund (1)         5,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
James J. McNamara(6)       140,856    750,000        --         218,750      750,000         10,250
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Philip A. Sauder (2)        50,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Terry Sweitzer (4)           1,000      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Henry Y. L. Toh            203,500      --           --            --         70,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Robert E. Upton (1)         18,154      --           --            --           --             --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------
Peter T. Zackaroff         207,000      --           --            --         70,000           --
------------------------- ---------- ---------- ------------- ------------- -----------  --------------

         (1) These individuals resigned their positions as directors effective November 3, 2000 pursuant to the terms of the Settlement Agreement and Release whereby litigation styled National Auto Credit, Inc. v. Sam J. Frankino, C.A. No. 17973 and Sam J. Frankino v. David L. Huber, et al., C.A. 17984 in the Court of Chancery of the State of Delaware was settled, see Part I, "Significant Developments".
         (2) Mr. Sauder resigned from his position as Director on November 22, 2000.
         (3) Mr. Huber resigned from his position as Director on December 15, 2000. Mr. Huber previously resigned from his positions as Chairman of the Board and Chief Executive Officer of the Company on November 3, 2000. The amount of $300,000 in "Other Annual Compensation" is being paid pursuant to the terms of a Separation Agreement as described above in "Other Transactions."
         (4)      Mr. Sweitzer resigned February 10, 2000.
         (5) Mr. Cotter and Mr. Braly resigned December 15, 2000 by the terms of the Reading Termination, see Part I, "Significant Developments."
         (6) CEO, Chairman and Director of the Company as of November 3, 2000. Also, see "Employment Agreements" discussed above relating to compensation paid to Mr. McNamara as CEO of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the 2001 fiscal year, Messrs. McNamara, Zackaroff and Maund have constituted the members of the Executive Compensation Committee; Mr. Maund resigned on November 3, 2000. Neither Messrs. Zackaroff nor Maund are officers or employees of the Company. Mr. McNamara is the Company's Chief Executive Officer and Chairman of the

Board. See "Principal Stockholders of the Company." Mr. Maund did not participate on the committee in fiscal 2000 in light of the litigation styled National Auto Credit, Inc. v. Sam J. Frankino, C.A. No. 17973 and Sam J. Frankino v. David L. Huber, et al., C.A. 17984 in the Court of Chancery of the State of Delaware. The litigation was subsequently settled on November 3, 2000 pursuant to the terms of a settlement agreement and release, whereby Mr. Maund resigned his position of Director. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 30, 2001 with respect to: (1) all persons known by the Company to be the beneficial owners of five percent or more of Common Stock; (2) each executive officer and director; and (3) all executive officers and directors of the Company as a group.


---------------------------------------------------------------------------------------------------------------
Name and Address of                         Number of Shares                  Percentage of Outstanding
Beneficial Owner (1)                        Beneficially Owned                Shares of Common Stock
                                                                              Beneficially Owned (2)
---------------------------------------------------------------------------------------------------------------
Ernest C. Garcia II, (3)                    2,077,004                         17.72%
Verde Companies
2575 E. Camelback Road
Suite 700
Phoenix, AZ  85016
---------------------------------------------------------------------------------------------------------------
ZoomLot Shareholder Group (4)               3,079,530                         26.27%
 c/o Ernest C Garcia II
Verde Companies
2575 E. Camelback Road
Suite 700
Phoenix, AZ  85016
---------------------------------------------------------------------------------------------------------------
Steven Johnson (5)                          623,192                           5.32%
2575 E. Camelback Road
Suite 700
Phoenix, AZ  85016
---------------------------------------------------------------------------------------------------------------
Academy Capital Management (6)              759,650                           6.48%
500 N. Valley Mills Drive
Suite 208
Waco, TX  76710
---------------------------------------------------------------------------------------------------------------
Thomas F. Carney, Jr. (7)                   50,000                            *
---------------------------------------------------------------------------------------------------------------
Mallory Factor (7)                          50,000                            *
---------------------------------------------------------------------------------------------------------------
John A. Gleason (7)                         245,000                           2.09%
---------------------------------------------------------------------------------------------------------------
Donald Jasensky (7)                         70,000                            *
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
William S. Marshall (7) (8)                 255,000                           2.18%
---------------------------------------------------------------------------------------------------------------
Sean P. Maroney                             -                                 *
---------------------------------------------------------------------------------------------------------------
James J. McNamara (7) (9)                   495,000                           4.22
---------------------------------------------------------------------------------------------------------------
Henry Y. L. Toh (7)                         245,000                           2.09%
---------------------------------------------------------------------------------------------------------------
Gary L. Trujillo                            --                                *
---------------------------------------------------------------------------------------------------------------
Raymond A. Varcho                           5,000                             *
---------------------------------------------------------------------------------------------------------------
Peter T. Zackaroff (7)                      70,000                            *
---------------------------------------------------------------------------------------------------------------
All Directors  and Executive  Officers as a 2,108,192                         17.99%
Group (14 persons)
---------------------------------------------------------------------------------------------------------------


---------------
*      Denotes less than one percent.

(1) Pursuant to rules promulgated under the Exchange Act of 1934, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or direct a voting of shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise noted, the Company believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of common stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person, and which are exercisable within 60 days from the date hereof, have been exercised or converted, as the case may be.

(2)    Based on 11,721,284 shares outstanding as of April 30, 2001.

(3) Ernest C. Garcia, II, by virtue of the Merger Transaction became the beneficial holder of 170,701 shares of Series B convertible preferred stock. Mr. Garcia held 146,315 shares of Series B convertible preferred stock individually, and 24,386 shares of Series B convertible preferred stock through Verde Reinsurance Company, Ltd. ("Verde"), a Nevis Island corporation; Mr. Garcia is the sole shareholder of Verde. On December 15, 2000 as a result of the Reading Termination, the shares of Series B convertible preferred stock converted mandatorily into shares of Common Stock at a ratio of ten shares of Common Stock to one share of Series B convertible preferred stock. Mr. Garcia then became the beneficial holder of 1,707,004 shares of the Company's Common Stock, holding 1,463,146 shares of Common Stock individually, and 243,858 shares through Verde. Together with an additional market purchase of 370,000 shares of Common Stock by Verde, Mr. Garcia now beneficially owns 2,077,004 shares of Common Stock, which presently represents 17.72% of the outstanding shares of the Company's Common Stock. Presently, Mr. Garcia's two children are the beneficial holders, respectively, of 243,858 shares of Common Stock held by the Ernest C. Garcia III 2000 Trust, and of 243,858 shares held by the Brian Garcia 2000 Trust. Mr. Garcia does not hold trustee power with respect to either trust, and disclaims beneficial ownership of these shares. Mr. Garcia also is the beneficial owner of 39,299 shares of non-forfeitable Series C redeemable preferred stock and 420,000 forfeitable shares of Series C redeemable preferred stock. The information recited is based upon information set forth in the Form 13-D filed on January 8, 2001 by Mr. Garcia and in the Company's Form 8-K, filed January 2, 2001. The ZLT Shareholder Group, of which Mr. Garcia and Verde are members, presently and collectively hold 3,079,530 shares of Common Stock, or 26.27% of the outstanding shares of Common Stock of the Company.

(4) The members of the ZoomLot Shareholder Group are Ernest C. Garcia II, Verde Reinsurance Company, Ltd., a Nevis Island corporation, Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, Ray Fidel, Steven Johnson, Mark Sauder, EJMS Investors Limited Partnership, an Arizona limited partnership, Colin

       Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon. The information recited is based upon information set forth in the Form 13-D filed on January 8, 2001 by the ZoomLot Shareholder Group. The ZLT Shareholder Group also collectively holds 62,380 non-forfeitable shares of Series C redeemable preferred stock and 666,667 forfeitable shares of Series C redeemable preferred stock. The Zoomlot Shareholder Group is subject to a voting agreement pursuant to which it is currently obligated to vote its shares of Company voting securities in the same proportions as all other voting shareholders of the Company. See "Certain Relationships and Related Transactions."

(5) Steven Johnson, by virtue of the Merger Transaction, became the beneficial holder of 62,320 shares of Series B convertible preferred stock. Mr. Johnson held 13,5487 shares of Series B convertible preferred stock individually, 24,386 shares of Series B convertible preferred stock through the Ernie Garcia III 2000 Trust and 24,386 shares of Series B convertible preferred stock through the Brian Garcia 2000 Trust; Mr. Johnson is the trustee of these two trust accounts. On December 15, 2000, as a result of the Reading Termination, the shares of Series B convertible preferred stock converted mandatorily into shares of common stock at a ratio of ten shares of common stock to one share of Series B convertible preferred stock. Mr. Johnson then became the beneficial holder of 623,192 shares of the Company's common stock, holding 135,480 shares of common stock individually, and 487,712 shares as trustee of the Ernie Garcia III 2000 Trust and the Brian Garcia 2000 Trust. Mr. Johnson disclaims beneficial ownership of these shares. Mr. Johnson was appointed a director of the Company on April 6, 2001.

(6) The information recited is based upon information set forth in the Form 13-D filed on January 8, 2001 by Academy Capital Management.

(7) Director. For Messrs. Toh, Jasensky, Zackaroff, Gleason and Marshall this includes 70,000 vested options to purchase Common Stock of the Company at an exercise price of $0.664. For Messrs. Carney and Factor, this includes 50,000 vested options to purchase Common Stock of the Company at an exercise price of $0.664.

(8)    Includes 7,000 shares held by Mr. Marshall's wife.

(9) Chairman, CEO and Director. Includes 245,000 shares of stock and vested options to purchase 250,000 shares of Common Stock exercisable at $0.664 per share. Does not include 250,000 options to purchase Common Stock which may vest on December 15, 2001, or 250,000 options to purchase common stock which may vest on December 15, 2002, all exercisable at $0.664 per share. Each of these options is exercisable ten years from December 15, 2000.

ZOOMLOT SHAREHOLDER GROUP VOTING AGREEMENT

         Each of the members of the ZLT Shareholder Group and the Company have entered into a Lockup, Standstill and Voting Agreement ("Voting Agreement"), dated December 15, 2000, whereby at any time in which the ZLT Shareholder Group should beneficially and collectively own voting shares of Company's outstanding securities entitling the ZLT Shareholder Group to cast more than 15% of the total numbers of votes that can be then cast by the holders of all Company voting securities then outstanding, the ZLT Shareholder Group, on each and every matter that the ZLT Shareholder Group is entitled to vote, will collectively exercise its vote in the same proportions in which all other shares of Company voting securities are voted. Further, for any matter submitted for consent or approval to the holders of Company voting securities, the ZLT Shareholder Group will collectively grant consent or approval for such matter in the same proportions in which all other Company voting securities have granted or denied such consent or approval. Only other Company voting securities actually voted or which have granted consent will be considered for determining the relevant proportions of votes or consents cast.

         A limited exception to the Voting Agreement permits each member of the ZLT Shareholder Group to vote its respective voting shares in favor of any director nominee selected by a representative of the ZLT Shareholder Group.

         With respect to lock up provisions, until September 30, 2004 in the case of the shares of forfeitable Series C redeemable preferred stock, and until June 30, 2002 in the case of the non-forfeitable shares of such preferred stock, each member of the ZLT Shareholder Group also agrees not to sell or otherwise dispose of any shares of Company stock without the prior written consent of the Company. As a result of the Reading Termination, the standstill provisions of the Voting Agreement have been terminated.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         FRANKINO SETTLEMENT

         On November 3, 2000 the Company entered into a Settlement Agreement and Release ("Settlement Agreement") with Samuel J. Frankino and the other Frankino Parties, see Part I, "Significant Developments." Immediately following the execution of the Settlement Agreement, Mr. Frankino, Lorraine Dodero, William Maund, William Dodero and Robert Upton resigned positions as directors of the Company on November 3, 2000. Under the terms of the Settlement Agreement, the Company repurchased an aggregate of 15,743,012 shares of Common Stock from the Frankino Parties for a total purchase price of $35,340,000 or $2.245 per share of Common Stock. The Company also agreed to repurchase an aggregate of 120,348 shares of Common Stock held by William Maund and Lorraine Dodero, individually and as trustee for her daughter, for a total purchase price of $180,522, or $1.50 per share.

         In connection with the Settlement Agreement, the Frankino Parties, William Dodero, Lorraine Dodero, William Maund and Robert Upton exchanged general releases and releases upon future claims. The Frankino Parties also made agreements restricting their abilities to affect the Company's day to day operations or its long term strategic direction, including their ability to acquire equity securities of the Company, to solicit proxies or to otherwise control or influence the management, Board of Directors or the policies of the Company. The Company also reimbursed Mr. Frankino $2,011,600 in previously incurred legal fees, and agreed to provide the Frankino Parties with indemnification and reimbursement of expenses in certain instances as permitted under Delaware law; and in other instances as permitted under Delaware law but only to the extent of 50% of the aggregate amount of such expenses.

         The Company and Mr. Frankino further agreed to use their best, good faith efforts to consummate the settlement of In Re: National Auto Credit, Inc. Securities Litigation, Case No. 1:98CV0264, U.S. District Court for the Northern District of Ohio.

REPURCHASE OF COMMON STOCK FROM READING; RESIGNATIONS OF COTTER AND BRALY

         On November 3, 2000, simultaneously with the execution and closing of the Settlement Agreement, the Company executed and closed a Stock Purchase and Standstill Agreement ("Reading Agreement") with Reading, FA, Citadel and Craig (the "Reading Stockholders"), see Part I, "Significant Developments." Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Company Common Stock and 100 shares of Series A convertible preferred stock, par value $.05 per share, or 33% of the total outstanding Common Stock of the Company, on a fully diluted basis.

         Under the terms of the Reading Agreement, the Company repurchased from FA 5,277,879 shares of Common Stock of the Company and all 100 shares of Series A convertible preferred stock for an aggregate purchase price of $8,469,000, or $1.60 per share.

         On December 15, 2000, the Company, together with National Cinemas, Inc., entered into a second agreement (the "Reading Termination") with Reading, FA, Citadel and Craig for the repurchase of 4,777,121 shares of Common Stock for the sum of $8,000,000. Pursuant to the terms of this agreement, James Cotter and Scott Braly immediately resigned from the Board of Directors. Following the Reading Termination, the Reading Stockholders no longer held an equity interest in the Company and there are no shares of Series A convertible preferred stock outstanding.

REPAYMENT OF ZOOMLOT ADVANCE;  RELATIONSHIP WITH CYGNET

         As a part of the ZoomLot Merger Transaction, see Part I, "Significant Developments," the Company made an advance to ZoomLot of approximately $5 million, which ZoomLot used to repay advances that had been made to it by Cygnet. Cygnet is required to repay $5 million to the Company unless ZoomLot timely meets certain financial objectives, which would eliminate the forfeiture of the Series C redeemable preferred stock.

         Ernest C. Garcia, II, is the sole stockholder and chief executive officer of Cygnet. Mr. Garcia was also a stockholder of ZLT, and by virtue of the Merger Transaction became the beneficial holder of 170,701 shares of Series B convertible preferred stock. Mr. Garcia held 146,315 shares of Series B convertible preferred stock individually, and 24,386 shares of Series B convertible preferred stock through Verde Reinsurance Company, Ltd. ("Verde"), a Nevis Island corporation; Mr. Garcia is the sole shareholder of Verde.

         On December 15, 2000 as a result of the Reading Termination, the shares of Series B convertible preferred stock converted mandatorily into shares of Common Stock at a ratio of ten shares of Common Stock to one share of Series B convertible preferred stock. Mr. Garcia then became the beneficial holder of 1,707,004 shares of the Company's Common Stock, holding 1,463,146 shares of Common Stock individually, and 243,858 shares through Verde. Together with an additional market purchase of 370,000 shares of Common Stock by Verde, Mr. Garcia now beneficially owns 2,077,004 shares of Common Stock, which presently represents 17.72% of the outstanding shares of the Company's Common Stock. Mr. Garcia also is the beneficial owner of 39,299 shares of non-forfeitable Series C redeemable preferred stock and 420,000 forfeitable shares of Series C redeemable preferred stock.

         The ZLT Shareholder Group, of which Mr. Garcia and Verde are members, presently and collectively hold 3,079,530 shares of Common Stock, or 26.27% of the outstanding shares of Common Stock of the Company. The ZLT Shareholder Group also collectively holds 62,380 shares of non-forfeitable shares of Series C redeemable preferred stock and 666,667 forfeitable shares of Series C redeemable preferred stock.

         Mr. Garcia is also the sole stockholder and chief executive officer of CDF, see Part I, "ZoomLot Business." ZoomLot and CDF share common management, certain personnel, and facilities. In connection with the acquisition of the Internet-based business from CDF, ZoomLot and CDF entered into a management services contract whereby ZoomLot will provide management services and be responsible for substantially all operating expenses of CDF in exchange for a monthly management fee equivalent to .625% (7.5% annually) of CDF's loan portfolio managed by ZoomLot. For the period from December 15, 2000 (the date of the Company's acquisition of ZoomLot) until January 31, 2001, CDF paid ZoomLot management fees of $145,000. Under this arrangement, the Company accounts for the management fees as a reduction of ZoomLot's and the Company's operating expenses.

         ZoomLot also sub-leases office space from CDF at a per-foot rate that reflects CDF's rental cost under its lease.

         ZoomLot has an option exercisable until December 15, 2002 (subject to extension in certain circumstances) to purchase a dealer management software application from Cygnet for a purchase price equal to Cygnet's cost of such software (inclusive of development and distribution costs, net of resulting revenues, plus imputed interest thereon at 30% per annum). ZoomLot has not yet exercised this option.

APPOINTMENT OF STEVEN P. JOHNSON AS A MEMBER OF THE BOARD OF DIRECTORS

         On April 6, 2001, Steven P. Johnson was appointed by the Board of Directors to fill a vacant Class I director position as a result of the resignation of Scott A. Braly on December 15, 2000. Mr. Johnson was appointed at the recommendation of the ZLT Shareholder Group in connection with the closing of the ZoomLot Merger Transaction. Mr. Johnson is Mr. Garcia's brother-in-law.

CONSULTING CONTRACT OF DONALD JASENSKY

         During fiscal 2001, the Company paid $43,000 to Automotive Personnel, LLC, for placement services rendered in fiscal 1998. In addition, the Company paid $59,800 in the first quarter of fiscal 2002 for outplacement services provided to the employees of the Company terminated as a part of its restructuring plan. The President of Automotive Personnel, LLC, Donald Jasensky, is a member of the Company's Board of Directors.

CONSULTING CONTRACT AND OTHER AGREEMENTS WITH MALLORY FACTOR

         The Company obtains investor relations and other financial advisory services from Mallory Factor, Inc. These services are obtained under a one-year agreement originally entered into in April 2000 (the "Existing Agreement"), which is automatically renewed for successive one year periods unless one of the parties provides notice of termination prior to its renewal. In fiscal 2001, the Company paid Mallory Factor, Inc. $251,000 under the agreement. Mallory Factor, the controlling person of Mallory Factor, Inc., is a member of the Company's Board of Directors.

         On May 29, 2001, the Company and Mallory Factor, Inc. entered into two agreements. The first agreement was an amendment (the "Amendment") whereby the Company and Mallory Factor, Inc. agreed to terminate the Existing Agreement as of April 11, 2002. Under the terms of the Existing Agreement, the Company was required to pay Mallory Factor, Inc. $20,000 per month for the twelve months ending April 11, 2002 (i.e., $240,000), including certain reimbursements. However, under the terms of the Amendment, Mallory Factor, Inc. agreed to provide all services required by the Existing Agreement through August 11, 2001, and to provide certain base line public relations services through April 11, 2002 for an aggregate payment of $80,000 (representing the $20,000 per month fees accrued but unpaid to date and fees hereafter payable under the Existing Agreement through August 11, 2001), as well as the reimbursement of certain expenses as may be required under the provisions of the Existing Agreement. The Company and Mallory Factor, Inc. also entered into a sublease whereby Mallory Factor, Inc. will sublease to the Company certain portions of the 29th floor (representing approximately 5,500 square feet) of a building located at 555 Madison Avenue in the Borough of Manhattan, in the City of New York (the "Sublease"), to serve as the location of the Company's new executive offices. Terms of the Sublease require the Company to provide a security deposit and pay Mallory Factor, Inc. approximately $225,000 a year (plus the reimbursement of certain expenses imposed under the underlying lease agreement), subject to normal rent escalations, to sublease the subject space. The Sublease is for a term ending July 31, 2006 and is subject to the consent of a landlord under the primary lease. The Company believes that these two agreements were made on terms no less beneficial to the Company than if they had been negotiated at arms-length. See Item 2- "Properties."

CONSULTING CONTRACT OF ROBERT DIXON

         The Company and Robert B. Dixon entered into a Financial Advisory and Management Consulting Agreement on January 5, 2001, which was amended effective April 1, 2001 ("Amended Agreement").

         Under the Amended Agreement, as of April 1, 2001 Mr. Dixon became entitled to receive a consulting fee of $15,000 per month, plus reimbursement for reasonable business expenses, for providing full time consulting duties to the Company. Under the Amended Agreement, Mr. Dixon will have the titles of "Chief Financial Officer" and "Chief Accounting Officer" of the Company, subject to the continuing approval of the Board of Directors. Mr. Dixon also received payments of $78,917 for financial and business consulting services provided to the Company from January 5, 2001 through March 31, 2001. The Amended Agreement may be terminated by either party upon thirty days notice.

         Except as otherwise disclosed herein, there were no reportable transactions in the Fiscal Year 2001 between the Company and its executive officers, directors or affiliates. See Item 11 "Compensation of Directors and Executive Officers--Employment Agreements."

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



Date   May 30, 2001                        By: /s/ James J. McNamara
    -------------------------                 -----------------------------
                                              James J. McNamara
                                              Chairman of the Board and
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on May 30, 2001.

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