Form 10-Q
period 2001-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2001-06-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------
                                    FORM 10-Q

      (MARK ONE)

           X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         -----  SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2001
                                               --------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

         As of May 31, 2001 there were 11,721,284 shares of Common Stock, $.05 par value, outstanding.

                       NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----
     PART I.        FINANCIAL INFORMATION


     Item 1.        Financial Statements                                                        1

                    Report of Independent Certified Public Accountants                          1

                    Condensed Consolidated Balance Sheets as of
                    April 30, 2001 and January 31, 2001                                         2

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended April 30, 2001 and 2000                                  3

                    Condensed Consolidated Statements of Stockholders' Equity and
                    Comprehensive Income for the Three Months Ended April 30, 2001              4

                    Condensed Consolidated Statements of Cash Flows for
                    the Three Months Ended April 30, 2001 and 2000                              5

                    Notes to Condensed Consolidated Financial Statements                        6


     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                              11


     Item 3.        Quantitative and Qualitative Disclosures about
                    Market Risk                                                                16


     PART II.       OTHER INFORMATION


     Item 6.        Exhibits and Reports on Form 8-K                                           17


     Signatures                                                                                18

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
Solon, Ohio


         We have reviewed the accompanying condensed consolidated balance sheet and stockholders' equity and comprehensive income of National Auto Credit, Inc. and its subsidiaries as of April 30, 2001, and the related statements of operations and cash flows for each of the three-month periods ended April 30, 2001 and 2000. The financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 16, 2001 (except for Note E as to which the date is May 9, 2001), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Grant Thornton LLP
Cleveland, Ohio
June 11, 2001

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                       April 30,        January 31,
                                                                                          2001              2001
                                                                                      -------------     -------------

ASSETS
Cash and cash equivalents                                                                 $ 10,375          $ 12,444
Marketable securities (Note C)                                                               1,030             1,083
Investment in AFC (Note D)                                                                  10,113            10,027
Property and equipment, net of accumulated depreciation
  of $264, and $186, respectively                                                              776               789
Goodwill                                                                                     6,101             6,673
Assets held for sale (Note E)                                                                2,755             2,785
Income taxes refundable                                                                      3,664             3,664
Other assets                                                                                   748             1,601
                                                                                      -------------     -------------
TOTAL ASSETS                                                                              $ 35,562          $ 39,066
                                                                                      =============     =============



LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Self-insurance claims                                                                        $ 907             $ 970
Accrued income taxes                                                                         1,034             1,029
Other liabilities                                                                            4,060             4,983
                                                                                      -------------     -------------
                                                                                             6,001             6,982

COMMITMENTS AND CONTINGENCIES (Note F)                                                           -                 -

REDEEMABLE PREFERRED STOCK
    (Redemption value $936)                                                                    653               629

STOCKHOLDERS' EQUITY
Preferred stock                                                                                  -                 -
Common stock - $.05 par value
  authorized 40,000,000 shares, issued 39,377,589 and
  39,420,437 shares, respectively                                                            1,969             1,971
Common stock to be issued                                                                        -               219
Additional paid-in capital                                                                 174,337           174,385
Retained deficit                                                                          (124,230)         (121,801)
Accumulated other comprehensive income (loss)                                                  (97)              (44)
Treasury stock, at cost, 27,656,305 and 27,901,305
   shares, respectively                                                                    (23,071)          (23,275)
                                                                                      -------------     -------------
                                                                                            28,908            31,455
                                                                                      -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 35,562          $ 39,066
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                   April 30,
                                                                          ------------------------------
                                                                             2001             2000
                                                                          ------------    --------------

REVENUE
     Interest income from loans                                              $      -          $    404
     Interest income from investments                                             140               980
     Income from AFC investment                                                    86                 -
     E-commerce revenues                                                          226                 -
     Other income                                                                   -               108
                                                                          ------------    --------------
          Total                                                                   452             1,492

COSTS AND EXPENSES
     Provision for credit losses                                                 (393)             (856)
     Loss on sale of loans                                                          -             2,115
     Operating                                                                  1,703             1,283
     General and administrative                                                 1,436             1,225
     Litigation and other charges                                                   -             3,008
     Write-down of assets held for sale                                             -               151
     Restructuring charges                                                         60               289
                                                                          ------------    --------------
          Total                                                                 2,806             7,215
                                                                          ------------    --------------


 LOSS BEFORE INCOME TAXES                                                      (2,354)           (5,723)

     Provision for income taxes                                                     -                 -
                                                                          ------------    --------------

 NET LOSS                                                                      (2,354)           (5,723)

Accretion of discount on redeemable preferred stock                                24                 -
                                                                          ------------    --------------

NET LOSS APPLICABLE TO COMMON STOCK                                          $ (2,378)         $ (5,723)
                                                                          ============    ==============

LOSS PER SHARE
     Basic and diluted                                                         $ (.20)         $   (.20)
                                                                          ============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
     Basic and diluted                                                         11,606            28,265
                                                                          ============    ==============



 See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED APRIL 30, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)




                               Preferred Stock              Common Stock
                           -----------------------  ----------------------------  Common        Additional
                                          Par                           Par       Stock to       Paid-In        Retained
                             Shares      Value          Shares         Value      be issued      Capital         Deficit
                           ----------- -----------  ---------------  -----------  ---------- ---------------- --------------


BALANCE,
JANUARY 31, 2001                    -     $     -       39,420,437      $ 1,971       $ 219        $ 174,385      $(121,801)

Net loss                                                                                                             (2,354)
Stock award                                                                            (219)                            (51)
Stock cancelled under
   benefit plans                                           (42,848)         (2)                          (48)
Accretion on redeemable
   preferred stock                                                                                                      (24)
Other comprehensive
   income-unrealized loss
   on marketable securities
                           ----------- -----------  ---------------  -----------  ---------- ---------------- --------------

Comprehensive income (loss)



BALANCE,
APRIL 30, 2001                      -     $     -       39,377,589      $ 1,969       $   -        $ 174,337      $(124,230)
                           =========== ===========  ===============  ===========  ========== ================ ==============




                                             Accumulated
                                               Other                    Comprehensive
                              Treasury      Comprehensive                   Income
                                Stock          Income         Total         (Loss)
                            --------------  --------------  -----------  -------------


BALANCE,
JANUARY 31, 2001                $ (23,275)          $ (44)     $31,455

Net loss                                                        (2,354)      $ (2,354)
Stock award                           204                          (66)
Stock cancelled under
   benefit plans                                                   (50)
Accretion on redeemable
   preferred stock                                                 (24)
Other comprehensive
   income-unrealized loss
   on marketable securities                           (53)         (53)           (53)
                            --------------  --------------  -----------  -------------

Comprehensive income (loss)                                                  $ (2,407)
                                                                         =============

BALANCE,
APRIL 30, 2001                  $ (23,071)          $ (97)     $28,908
                            ==============  ==============  ===========





See notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                    April 30,
                                                                         ----------------------------
                                                                            2001            2000
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                                   $ (2,354)       $ (5,723)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                                 719             247
   Provision for credit losses                                                  (393)           (856)
   Loss on sale of loans                                                           -           2,115
   Write-down of assets held for sale                                              -             151
 Changes in operating assets and liabilities:
  Accrued income tax paid (refundable)                                             5            (231)
  Other liabilities                                                             (923)          1,297
  Self-insurance claims                                                          (63)            (98)
  Other operating assets and liabilities, net                                    243          (1,157)
                                                                         ------------    ------------

    Net cash used in operating activities                                     (2,766)         (4,255)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Principal collected on loans                                                     80           5,221
 Proceeds from sale of loans                                                     313          23,294
 Change in contracts in progress                                                 456               -
 Investment in AFC                                                                 -          (1,372)
 Proceeds from sale of assets                                                     30               -
 Purchase of marketable securities                                                 -         (25,092)
 Proceeds from sale of marketable securities                                       -           4,985
 Purchase of other property and equipment                                        (66)            (14)
 Purchase of affordable housing investments                                        -            (744)
                                                                         ------------    ------------

       Net cash provided by investing activities                                 813           6,278
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Stock award                                                                     (66)              -
 Stock cancelled under benefit plans                                             (50)            (13)
                                                                         ------------    ------------

           Net cash used in financing activities                                (116)            (13)
                                                                         ------------    ------------

(Decrease) increase in cash and cash equivalents                              (2,069)          2,010
 Cash and cash equivalents at beginning of period                             12,444          54,333
                                                                         ------------    ------------
 Cash and cash equivalents at end of period                                 $ 10,375        $ 56,343
                                                                         ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Interest paid                                                              $      -        $      -
                                                                         ============    ============
 Income taxes paid (refunded)                                               $     (5)       $    231
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements, including the notes thereto, appearing in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.

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

         Cash and cash equivalents at April 30, 2001 include restricted cash of $210,000 pursuant to an agreement with a former president.

         Certain fiscal 2001 amounts have been reclassified to conform with fiscal 2002 presentations.

NOTE B - ACQUISITION

         On December 15, 2000, the Company acquired ZoomLot Corporation ("ZoomLot") in exchange for the issuance of 270,953 shares of its Series B convertible preferred stock and 729,047 shares of its Series C redeemable preferred stock. The terms of the Series B convertible preferred stock provided that it would automatically convert into shares of the Company's common stock, at the ratio of ten shares of the Company's common stock for each share of Series B convertible preferred stock, upon the termination of the November 3, 2000 Stock Purchase and Standstill Agreement between the Company and Reading Entertainment, Inc. ("Reading"), FA, Inc. (a wholly-owned subsidiary of Reading), Citadel Holding Corporation and Craig Corporation. As a result of the termination of the Stock Purchase and Standstill Agreement, on December 15, 2000, the Company converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its common stock.

         The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The following sets forth the unaudited pro forma condensed results of operations for the three months ended April 30, 2000 assuming the acquisition of ZoomLot had been completed on February 1, 2000. The following pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have been obtained had the acquisition been completed on that date, nor of future operating results.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - ACQUISITION (cont.)

     Pro forma revenues, net loss and loss per share are as follows (in thousands, except for the per share amount):


             Total revenue                       $  1,492
             Net loss                            $ (6,820)
             Loss per share                      $   (.24)


NOTE C - MARKETABLE SECURITIES

         Marketable securities at April 30, 2001 are summarized as follows (in thousands):

                                                             Gross Unrealized
                                                      -------------------------------
                                        Cost             Gains             Losses          Fair Value
                                       ----------     -------------     -------------     -------------

Equity securities - mutual funds         $ 1,127         $  -              $ 97           $ 1,030


         All marketable securities were classified as available for sale.

NOTE D - INVESTMENT IN AFC

         The Company owns a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City.

         AFC is currently owned 50% by the Company, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc. (a wholly-owned subsidiary of Citadel Holding Corporation). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

            The Company uses the equity method to account for its investment in AFC, and treats as goodwill and amortized over a 20 year period on a straight line basis the difference between its initial investment in AFC and its share of AFC's net assets. AFC uses a December 31 year-end for financial reporting purposes. The Company reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended April 30, 2001, the Company recorded income of $86,000 representing its share of AFC's net income for the three months ended March 31, 2001 net of goodwill amortization of approximately $68,000.

\                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE D - INVESTMENT IN AFC (cont.)

          Summarized income statement data for AFC for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                           Three Months Ended March 31,
                                                        --------------------------------
                                                         2001                     2000
                                                        -------                 -------

           Revenues                                     $ 2,035                 $ 1,429

           Film rental                                      742                     435
           Operating costs                                  742                     591
           Depreciation and amortization                    173                     173
           General and administrative expenses               70                      38
                                                        -------                 -------
                                                          1,727                   1,237
                                                        -------                 -------
           Net income                                   $   308                 $   192
                                                        =======                 =======




NOTE E - ASSETS HELD FOR SALE

           Assets held for sale are as follows (in thousands):

                                           April 30,            January 31,
                                             2001                  2001
                                        --------------        --------------

Affordable housing investments                $ 2,670               $ 2,670
Other assets                                       85                   115
                                        --------------        --------------
     Total                                    $ 2,755               $ 2,785
                                        ==============        ==============


              The Company has certain investments in affordable housing projects which previously the Company had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of fiscal 2000, the Company committed to a plan to sell the investments and recorded a cumulative write-down for fiscal years 2000 and 2001 of $7,849,000 to reduce the carrying amount of the investments to their fair value less estimated costs to sell. The Company expects to complete the sale of the investments in the second half of fiscal 2002 and future operating results could be affected by revisions of the estimates of the fair value less estimated costs to sell the investments, which changes could be material due to the uncertainties inherent in the estimation process. As a limited partner in these affordable housing projects, the Company is required to make future contributions on January 31, 2002, of $432,000, plus interest at an average rate of 8.9% per annum.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - COMMITMENTS AND CONTINGENCIES (cont.)

         Following the resignation of Deloitte & Touche in January 1998, the Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation, are investigating the issues raised as the result of the resignation of Deloitte & Touche. The Company is cooperating fully with the investigations. The ultimate outcome of these investigations on the Company cannot presently be predicted and the Company has not recorded any provision for any monetary penalties that may result from civil or criminal proceedings that might be commenced at the conclusion of such investigations. Any unfavorable resolution of any of these investigations could have a material adverse effect on the Company's financial position, results of operations and liquidity.

NOTE G - RESTRUCTURING

         During January 2001, the Company committed to a plan of restructuring its operations and relocating its corporate offices from Solon, Ohio to New York City, New York. As part of the plan, and in accordance with EITF Issue No. 94-3, "Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", in the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $1,777,000 comprised of a write-down for property and equipment of $922,000 and the accrual of expenses aggregating $855,000.

         The following sets forth the activity in the accrued restructuring costs for the three months ended April 30, 2001 (in thousands):


                                                                 Three Months Ended April 30, 2001
                                                ----------------------------------------------------------------
                                                Accrued at                           Changes         Accrued at
                                                February 1,         Costs              in            April 30,
                                                   2001           Incurred          Estimates           2001
                                                ----------        --------          ---------        -----------

      Employee termination costs                  $ 575            $ (295)             $ 30             $ 310
      Lease terminations                            130               (24)                -               106
      Outplacement fees and other                   150              (123)               30                57
                                                -------           -------            ------           -------
      Total                                       $ 855            $ (442)             $ 60             $ 473
                                                =======           =======            ======           =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - SEGMENT INFORMATION

         During fiscal 2000 the Company operated in a single operating segment; investing in sub-prime used automobile loans (the "automobile financing" segment). In fiscal 2001, as result of its investment in AFC and its acquisition of ZoomLot, the Company began to classify its operations into three operating segments:


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

               - the movie exhibition segment, which is comprised of the activities of AFC;

               -    the automobile financing segment.


         The Company did not acquire its investment in AFC, or ZoomLot, until after the first quarter of fiscal 2001, and accordingly was still operating in a single segment during that period.

         Operating segment information for the three months ended April 30, 2001 is as follows (in thousands):


                                                            Automobile        Movie           General
                                           E-Commerce       Financing       Exhibition       Corporate        Consolidated
                                       ----------------- ---------------  -------------  ----------------  -----------------

    Revenues                                $    226          $    -        $    86          $    140           $    452
    Unusual items
        Restructuring charges                      -               -              -                60                 60
    Income (loss) before
           income taxes                       (1,443)            359             86            (1,356)            (2,354)

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


         National Auto Credit, Inc. (the "Company") began operations in 1969 and was incorporated in Delaware in 1971. The Company's principal business activity is conducted through ZoomLot Corporation ("ZoomLot"), a wholly-owned subsidiary, which is engaged in the development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot currently provides these services, on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a fully e-commerce process. The Company acquired ZoomLot on December 15, 2000. The Company also owns a 50% membership interest in Angelika Film Center, LLC ("AFC"). Additionally, the Company is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

         From October 1995 through March 2000, the Company's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. The Company purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters of fiscal 2001, the Company sold its active loan portfolio and the majority of its charged-off portfolio. However, since the Company had not yet made a definitive decision that it will not reenter some aspect of the consumer lending business, these operations have not been classified as a discontinued operation as of April 30, 2001.

         As of April 30, 2001 the Company's operations are classified as three operating segments:

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

                    - the movie exhibition segment, which is comprised of the activities of AFC;

                    -    the automobile financing segment.

         The Company reports and evaluates the performance of its operating segments on the basis of revenues and income (loss) before income taxes. In measuring revenues and income (loss) before income taxes, the Company's operating segments use the same accounting principles described in Note A of Notes to Condensed Consolidated Financial Statements. However, the revenues and income (loss) before income taxes reported by each of the Company's operating segments is not necessarily indicative of what the results of operations would have been for such operating segment had it operated as a stand-alone entity.

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

         Throughout the first quarter of fiscal 2002 and as of May 31, 2001, the Company had no external source of financing, and has operated on the cash balances created by the sale of loans and the proceeds from the sale of property in fiscal 2001. The Company plans to pursue new debt, or equity financing, for use in funding its strategic business alternatives, including but not limited to the purchase of one or more existing operating businesses or the entry into one or more businesses, but the early development stage of the Company's most significant currently operating business, the ZoomLot e-commerce segment, and the Company's pending regulatory investigations may limit its ability to obtain external financing. In the interim, the Company will use the current income derived from its investment in AFC, the investment of its cash, together with the cash and cash equivalents itself, to pay operating expenses and existing liabilities. The Company has available cash and cash equivalents and marketable securities of approximately $10,000,000 at May 31, 2001, and it believes that such cash and cash equivalents and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities.

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

         The Company sold its loan investments during the first quarter of fiscal 2001, and as a result, the Company had no interest income from loans for the three months ended April 30, 2001. Interest income from loans was $404,000 for the three months ended April 30, 2000.

         INTEREST INCOME FROM INVESTMENTS: Interest income from investments is principally the interest earned on the Company's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments decreased to $140,000 for the three months ended April

30, 2001 as compared to $980,000 for the same period in fiscal 2001. The decrease was primarily due to a decrease in the weighted average investment balances to $9,662,000 for the three months ended April 30, 2001, from $65,203,000 for fiscal 2001. The Company's investments decreased in fiscal 2002 due to the use of its cash equivalents and investments to fund the repurchases of Company stock, totaling approximately $52 million, during the fourth quarter of fiscal 2001.

         INCOME FROM AFC INVESTMENT: The Company accounts for its investment in AFC using the equity method, and the $86,000 reported as the income from the investment in AFC represents the Company's share of AFC's net income for the three months ended March 31, 2001 less the amortization of the goodwill recorded by the Company on its investment.

         The following sets forth summarized operating results for AFC (in thousands):

                                                      Three Months Ended March 31,
                                                     2001                     2000
                                                     ----                     ----

           Revenues                                 $ 2,035                 $ 1,429

           Film rental                                  742                     435
           Operating costs                              742                     591
           Depreciation and amortization                173                     173
           General and administrative expenses           70                      38
                                                    -------                 -------
                                                      1,727                   1,237
                                                    -------                 -------
           Net income                               $   308                 $   192
                                                    =======                 =======



         AFC's revenues increased from the three months ended March 31, 2000 to the three months ended March 31, 2001 as the result of an increase in attendance. The attendance at AFC will vary depending on audience interest in, and the popularity of the films it exhibits, and other factors. Rental and operating expenses for the period ended March 31, 2001 as compared to March 31, 2000, as a percentage of revenue remained fairly constant at approximately 71%. However, operating costs decreased as a percent of revenue offset by a corresponding increase in film rental expense.

         E-COMMERCE REVENUE: ZoomLot's revenues for the three months ended April 30, 2001 were $226,000. No revenues for ZoomLot are included in the results of operations for the three months ended April 30, 2000 as ZoomLot was not acquired until the fourth quarter of fiscal 2001.

         ZoomLot's services facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot's service of matching contracts submitted by dealers wishing to sell contracts which were retained by them upon the sale of a vehicle against the underwriting criteria of finance companies, and then submitting those contracts that meet the underwriting criteria to the appropriate finance companies, is commonly referred to as "contract aggregation". However, ZoomLot does not warehouse or pool purchased contracts for resale, but rather either merely facilitates a finance company's purchase of a contract from the dealer, or purchases contracts from dealers for immediate pre-arranged resale. As a result, the Company does not assume credit risk with respect to the contracts.

         ZoomLot currently has two means by which it provides this contract aggregation service. Under the Pass-Through program, ZoomLot's responsibility is to filter the contract information provided by the dealer against the criteria established by the participating finance companies. ZoomLot then transmits the contract information to each of the finance companies whose contracts satisfy the underwriting criteria. If the contract is sold, ZoomLot receives a fixed fee from the purchasing finance company. In addition, ZoomLot operates a Private Label program whereby it acquires contracts on behalf of two finance companies subject to their underwriting criteria. Under the Private Label program, ZoomLot will underwrite a contract that is submitted by a used car dealer subject to the criteria established by the participating finance companies. If the contract meets their criteria, ZoomLot will then place a bid based on the finance company's pricing model with the dealer to purchase the contract. If the bid is accepted, ZoomLot then performs certain verification procedures related to the underlying customer and if the requisite information is deemed to be satisfactory, it will acquire the contract from the dealer. The finance company then repurchases the contract from ZoomLot for the amount ZoomLot paid for the contract plus a fee for acquiring the Contract. For the three months ended April 30, 2001, the average revenue per contract was approximately $300.

         In addition, ZoomLot generates additional revenue by marketing insurance and warranty products to automobile dealers for purchase by their customers. ZoomLot receives referral or placement fees from the companies selling the respective products. All responsibility and liability for the servicing and administration of the insurance policies and warranties as well as the payment of insurance claims, repair costs and other claims is assumed by the companies issuing the products or third party insurers. As of April 30, 2001, the Company has not generated any significant revenues from these sources.

         PROVISION FOR CREDIT LOSSES: As a result of the sale of the Company's investment in loans during fiscal 2001, the Company continues to record reversals into income of previously recorded credit losses due to the cash receipts collected on loans previously charged-off. During the first three months of fiscal 2002, the Company recorded a reversal into income of previously recorded credit losses of $393,000. The Company has completed the sale of substantially all of its remaining charged-off portfolio and expects that in the future collections from charged-off loans will decline significantly.

         Prior to the sale of its loans, the Company's methodology for determining the allowance for credit losses was to assess the recoverability of its loans investments on the basis of the present value of the expected future cash flows. The Company recorded a reversal into income of previously recorded credit losses of $856,000 during the first three months of fiscal 2001.

         OPERATING EXPENSES: Operating expenses include personnel costs, amortization of goodwill, rent, advertising and internet technology related expenses. Operating expenses increased 33% to $1,703,000 for the first three months of fiscal 2002 from $1,283,000 for the first three months of fiscal 2001. As a percentage of revenues, operating expenses increased to 377% for the first three months of fiscal 2002 from 86% for the first three months of fiscal 2001, primarily due to the reduction in revenues.

         Operating expenses for fiscal 2002 are costs relating to ZoomLot. Personnel costs and amortization of goodwill comprise approximately 70% of operating expenses after the effect of $221,000 paid to ZoomLot by Cygnet Dealer Finance ("CDF"). ZoomLot was originally a division of CDF, and ZoomLot and CDF continue to share common personnel and facilities. ZoomLot receives a monthly fee from CDF for performing management services and to reimburse ZoomLot for the costs incurred to administer the CDF operations.

         ZoomLot is currently developing the FundHere(TM) Aggregator. The successful completion and implementation of this software is paramount to the future success of ZoomLot. The successful completion of the FundHereTM Aggregator would allow ZoomLot to automate much of the communication and filtration process it must now perform manually, and would allow ZoomLot to realize significant improvement in operating efficiencies and lower its variable costs for each contract submitted by dealers. Should ZoomLot be unable to successfully complete the development of the FundHere(TM) Aggregator, or upon its completion fail to realize the anticipated benefits it may be difficult for ZoomLot to achieve profitability. Until ZoomLot completes the development of the FundHere(TM) Aggregator it will incur expenses for the development of the software and will have higher variable costs, both of which will adversely affect its results of operations.

         Operating expenses for the three months ended April 30, 2000 of $1,283,000 included expenses related to the automobile finance segment that sold its loan portfolio during the first quarter of fiscal 2001.

         GENERAL AND ADMINISTRATIVE: General and administrative expenses include costs of executive, accounting, and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses increased to $1,436,000 for the first three months of fiscal 2002 from $1,225,000 for the first three months of fiscal 2001, and increased as a percentage of revenues, due to the decline in revenues, to 318% for the first three months of fiscal 2002 from 82% for the first three months of fiscal 2001.

         General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The increase in general and administrative costs in the first quarter fiscal 2002 as compared to 2001, was primarily due to an increase in personnel costs.

         LITIGATION AND OTHER CHARGES: Following the resignation of Deloitte & Touche LLP, the Company instituted investigations of its previous financial reporting and underwent changes in management. In fiscal 1998, the Company accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates were expensed as incurred or as such estimates were revised. In the first quarter of fiscal 2001, the Company accrued an initial estimate of approximately $3,000,000 for the costs incurred in the litigation with Mr. Frankino that commenced in April 2000 and ultimately settled in November 2000.

         INCOME TAXES: Due to net operating losses and the availability of net operating loss carryforwards, the Company's effective income tax rate was zero for the three month period ended April 30, 2001 and April 30, 2000. The Company has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of fiscal year 2002, the Company used $2,766,000 from operating activities as the Company's payments for operating and general and administrative expenses continue to exceed revenues from operations. The Company generated $813,000 in cash flows from investing activities principally as the result of $313,000 of cash flows from the sales of loans, and $456,000 generated from the reduction in ZoomLot's contracts in progress, which represent the contracts ZoomLot is temporarily holding under its Private Label program. The cash flows generated by these sources were used to partially offset the negative operating cash flows and retain a cash balance of $10,375,000 at April 30, 2001.

         During the first three months of fiscal year 2001, the Company used $4,255,000 from operating activities as the Company's payments for operating and general and administrative and litigation and other expenses continued to exceed interest income from the declining portfolio balance. The Company generated $6,278,000 in cash flows from investing activities principally as the result of $23,294,000 of cash flows from the sales of loans and a net (of sales) of $20,107,000 of the proceeds invested in marketable securities. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $56,343,000 at April 30, 2000.

         The Company believes that the cash and cash equivalents and marketable securities of approximately $10,000,000 at May 31, 2001, and the investment income therefrom will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending civil litigation and investigations, and fund its activities through January 31, 2002. The Company estimates the capital requirements to fund ZoomLot operations and investments in software and computer equipment may total approximately $6,500,000 for the year ending January 31, 2002, of which, $2,000,000 has already been funded. Additionally, as previously discussed, the Company's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by the Company's Board of Directors. Such limitations may have an adverse impact on the Company's financial position, results of operations and liquidity.

OTHER

         The Company's exposure to the risks of inflation is generally limited to the potential impact of inflation on the operating and general and administrative expenses. To date, inflation has not had a material adverse impact on the Company.

         The Company does not utilize futures, options or other derivative financial instruments.


FORWARD-LOOKING STATEMENTS

         Various statements made in this Item 2 concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the Board of Directors to promptly determine what strategic business plan the Company should pursue, the failure of the Company to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions or any adverse action taken by the Securities and Exchange Commission that impedes the ability of the Company to pursue any desired plan of action. In addition, ZoomLot's operations are subject to certain risk factors. Also see Item 1 - "Business" - E-Commerce Business - Summary of Certain Risk Factors Related to ZoomLot's Business in the Company's Annual Report on Form 10-K for the year ended January 31, 2001.

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

         As of April 30, 2001, the Company has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

PART II.       OTHER  INFORMATION
ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               a)       Exhibits

               10.1 Amendments to Financial Advisory and Management Consulting Agreement between NAC and Robert B. Dixon dated as of April 1, 2001 filed herewith and incorporated herein by reference. *

               10.2 Separation agreement from NAC for Sean P. Maroney dated as of April 25, 2001 filed herewith and incorporated herein by reference.

               10.3 Separation agreement from NAC for Raymond A. Varcho dated as of April 25, 2001 filed herewith and incorporated herein by reference.

               b)       Reports on Form 8-K

                        On March 2, 2001, a form 8-K/A was filed regarding the Merger Transaction with ZoomLot.




* Employment Agreement

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NATIONAL AUTO CREDIT, INC.

Date:  June 14, 2001         By:   /s/ James J. McNamara
      ------------------           -----------------------------
                             James J. McNamara
                             Chairman of the Board and Chief Executive Officer


                             By:   /s/ Robert B. Dixon
                                   ----------------------------
                             Robert B. Dixon
                             Chief Financial Officer