Form 10-Q
period 2001-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2001-09-19
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     July 31, 2001
                                             -------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    -------------

Commission file number 1-11601
                       -------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           34-1816760
--------------------------------------------------      ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


555 Madison Avenue, 29th Floor, New York, New York               10022
--------------------------------------------------      ------------------------
(Address of principal executive offices)                       (Zip Code)

                (212) 644-1400
--------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes (X)       No ( )

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                           Yes ( )       No ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


            Class                              Outstanding at September 10, 2001
-------------------------------------          ---------------------------------
  Common Stock, $0.05 par value                         11,721,284

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                             1


           Report of Independent Certified Public Accountants               1

           Condensed Consolidated Balance Sheets as of
           July 31, 2001 and January 31, 2001                               2

           Condensed Consolidated Statements of Operations for the
           Three Months and Six Months Ended July 31, 2001 and 2000         3

           Condensed Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the Six Months Ended July 31, 2001      4

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended July 31, 2001 and 2000                      5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   13

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                     23

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               24

Item 6.    Exhibits and Reports on Form 8-K                                25

Signatures                                                                 25

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet and stockholders' equity and comprehensive income of National Auto Credit, Inc. and its subsidiaries as of July 31, 2001, the related statements of operations for each of the three-month and six-month periods ended July 31, 2001 and 2000 and cash flows for each of the six month periods ended July 31, 2001 and 2000. The financial statements are the responsibility of the Company's management.

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

/s/ Grant Thornton LLP
Cleveland, Ohio
September 12, 2001

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           July 31,        January 31,
                                                                             2001              2001
                                                                         -------------     -------------
                                                                         (unaudited)
                               ASSETS
Cash and cash equivalents                                                     $ 7,732          $ 12,444
Marketable securities (Note 3)                                                  1,007             1,083
Investment in AFC (Note 4)                                                      9,523            10,027
Property and equipment, net of accumulated depreciation
  of $394, and $186, respectively                                                 788               789
Goodwill, net of accumulated amortization
  of $1,335 and $191, respectively                                              5,529             6,673
Assets held for sale (Note 5)                                                   2,669             2,785
Income taxes refundable                                                         3,664             3,664
Other assets                                                                      911             1,601
                                                                         -------------     -------------
                                                                             $ 31,823          $ 39,066
                                                                         =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Self-insurance claims                                                           $ 899             $ 970
Accrued income taxes                                                              914             1,029
Other liabilities                                                               3,160             4,983
                                                                         -------------     -------------
  Total liabilities                                                             4,973             6,982

Commitments and contingencies (Note 6)                                              -                 -

Redeemable preferred stock
    (Redemption value $936)                                                       677               629

STOCKHOLDERS' EQUITY:
Preferred stock                                                                     -                 -
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,377,589 and
  39,420,437 shares, respectively                                               1,969             1,971
Common stock to be issued                                                           -               219
Additional paid-in capital                                                    174,337           174,385
Retained deficit                                                             (126,942)         (121,801)
Accumulated other comprehensive income (loss)                                    (120)              (44)
Treasury stock, at cost, 27,656,305 and 27,901,305
   shares, respectively                                                       (23,071)          (23,275)
                                                                         -------------     -------------
  Total stockholders' equity                                                   26,173            31,455
                                                                         -------------     -------------
                                                                             $ 31,823          $ 39,066
                                                                         =============     =============


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                    Three Months Ended                   Six Months Ended
                                                                         July 31,                             July 31,
                                                          ---------------------------------      --------------------------------
                                                              2001                  2000             2001                  2000
                                                          ------------          -----------      -----------          -----------
Revenues
     Interest income from loans                           $       --            $      --        $      --            $       404
     Interest income from investments                               86                1,304              226                2,284
     Income (loss) from AFC investment                             (38)                  60               48                   60
     E-commerce revenues                                           232                 --                458                 --
     Other income                                                 --                     15             --                    123
                                                          ------------          -----------      -----------          -----------
          Total revenues                                           280                1,379              732                2,871
                                                          ------------          -----------      -----------          -----------

Costs and Expenses
     Provision for credit losses                                   (41)                (166)            (434)              (1,022)
     (Gain) loss on sale of loans                                 --                   (695)            --                  1,709
     Operating                                                   1,596                  156            3,299                1,439
     General and administrative                                  1,413                1,269            2,849                2,494
     Litigation and non-recurring charges                         --                    407             --                  3,415
     Write-down of assets held for sale                           --                    723             --                    874
     Write-off of option                                          --                    500             --                    500
     Restructuring charges                                        --                   --                 60                 --
                                                          ------------          -----------      -----------          -----------
          Total costs and expenses                               2,968                2,194            5,774                9,409
                                                          ------------          -----------      -----------          -----------


 Loss from continuing operations
   before income taxes                                          (2,688)                (815)          (5,042)              (6,538)
     Provision for income taxes                                   --                   --               --                   --
                                                          ------------          -----------      -----------          -----------

Loss from continuing operations                                 (2,688)                (815)          (5,042)              (6,538)

Discontinued operations, net of tax                               --                    676             --                    676
                                                          ------------          -----------      -----------          -----------

 Net loss                                                       (2,688)                (139)          (5,042)              (5,862)

Accretion of discount on redeemable preferred stock                (24)                --                (48)                --
                                                          ------------          -----------      -----------          -----------

Net loss applicable to common stock                       $     (2,712)         $      (139)     $    (5,090)         $    (5,862)
                                                          ============          ===========      ===========          ===========

Basic and diluted earnings (loss) per share
         Continuing operations                            $       (.23)         $      (.02)     $      (.43)         $      (.21)
         Discontinued operations                                  --                    .02             --                    .02
                                                          ------------          -----------      -----------          -----------
                 Net earnings (loss) per share            $       (.23)         $      --        $      (.43)         $      (.19)
                                                          ============          ===========      ===========          ===========

Weight average number of shares outstanding
     Basic and diluted                                          11,721               34,757           11,665               31,546
                                                          ============          ===========      ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JULY 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                Preferred Stock          Common Stock
                               -----------------     -----------------------      Common         Additional
                                          Par                        Par         Stock to         Paid-In          Retained
                               Shares    Value         Shares       Value        be Issued        Capital          Deficit
                               -------   -------     ------------ ----------     ----------     -------------     -----------
Balance at
January 31, 2001                    -       $ -       39,420,437    $ 1,971          $ 219         $ 174,385      $ (121,801)

Net loss                                                                                                              (5,042)
Stock award                                                                           (219)                              (51)
Stock cancelled under
   benefit plans                                         (42,848)        (2)                             (48)
Accretion on redeemable
   preferred stock                                                                                                       (48)
Other comprehensive
   income-unrealized loss
   on marketable securities
                               -------   -------     ------------ ----------     ----------     -------------     -----------
Comprehensive income (loss)

Balance at
July 31, 2001                       -       $ -       39,377,589    $ 1,969            $ -         $ 174,337      $ (126,942)
                               =======   =======     ============ ==========     ==========     =============     ===========

                                             Accumulated
                                                Other                       Comprehensive
                               Treasury      Comprehensive                      Income
                                 Stock          Income         Total            (Loss)
                              ------------   -------------   ----------      ------------
Balance at
January 31, 2001                $ (23,275)          $ (44)    $ 31,455

Net loss                                                        (5,042)         $ (5,042)
Stock award                           204                          (66)
Stock cancelled under
   benefit plans                                                   (50)
Accretion on redeemable
   preferred stock                                                 (48)
Other comprehensive
   income-unrealized loss
   on marketable securities                           (76)         (76)              (76)
                              ------------   -------------   ----------      ------------
Comprehensive income (loss)                                                     $ (5,118)
                                                                             ============
Balance at
July 31, 2001                   $ (23,071)         $ (120)    $ 26,173
                              ============   =============   ==========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             Six Months Ended
                                                                                  July 31,
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------
Cash flows from operating activities
Net loss                                                                   $ (5,042)       $ (5,862)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                               1,488             537
  Provision for credit losses                                                  (434)         (1,022)
  Loss on sale of loans                                                           -           1,709
  Write-down of assets held for sale                                             38             874
Changes in operating assets and liabilities:
  Accrued income tax paid                                                      (115)           (619)
  Other liabilities                                                          (1,823)           (733)
  Self-insurance claims                                                         (71)         (1,664)
  Other operating assets and liabilities, net                                   201             (21)
                                                                        ------------    ------------
   Net cash used in operating activities                                     (5,758)         (6,801)
                                                                        ------------    ------------

Cash flows from investing activities
  Principal collected on loans                                                  121           5,387
  Proceeds from sale of loans                                                   313          24,187
  Change in contracts in progress                                               306               -
  Investment in AFC                                                               -            (872)
  Proceeds from AFC distributions                                               551               -
  Proceeds from sale of assets                                                   78               -
  Purchase of marketable securities                                               -         (25,092)
  Proceeds from sale of marketable securities                                     -           4,985
  Purchase of other property and equipment                                     (207)            (14)
  Purchase of affordable housing investments                                      -            (744)
                                                                        ------------    ------------
       Net cash provided by investing activities                              1,162           7,837
                                                                        ------------    ------------

Cash flows from financing activities
    Stock award                                                                (270)              -
    Payments to acquire treasury stock                                          204               -
    Stock cancelled under benefit plans                                         (50)            (18)
                                                                        ------------    ------------
          Net cash used in financing activities                                (116)            (18)
                                                                        ------------    ------------

    (Decrease) increase in cash and cash equivalents                         (4,712)          1,018
    Cash and cash equivalents at beginning of period                         12,444          54,333
                                                                        ------------    ------------
    Cash and cash equivalents at end of period                             $  7,732        $ 55,351
                                                                        ============    ============
Supplemental disclosures of cash flow information
    Interest paid                                                          $      -             $ -
                                                                        ============    ============
    Income taxes paid                                                      $    115           $ 619
                                                                        ============    ============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and Subsidiaries ("NAC"). The financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of NAC's consolidated financial position, results of operations, stockholders' equity and comprehensive income, and cash flows for the periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the six months ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

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

     Cash and cash equivalents at July 31, 2001 include restricted cash of $143,000 pursuant to an agreement with a former president.

     Certain fiscal 2001 amounts have been reclassified to conform with fiscal 2002 presentations.

NOTE 2 - ACQUISITION

     Effective December 15, 2000, NAC acquired ZoomLot Corporation ("ZoomLot") in exchange for the issuance of 270,953 shares of its Series B Convertible Preferred Stock and 729,047 shares of its Series C Redeemable Preferred Stock. The terms of the Series B Convertible Preferred Stock provided that it would automatically convert into shares of NAC's Common Stock, at the ratio of ten shares of NAC's Common Stock for each share of Series B Convertible Preferred Stock, upon the termination of the November 3, 2000 Stock Purchase and Standstill Agreement between NAC and Reading Entertainment, Inc. ("Reading"), FA, Inc., Citadel Holding Corporation and Craig Corporation. As a result of the termination of the Stock Purchase and Standstill Agreement, on December 15, 2000, NAC converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of its Common Stock.

     The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The following sets forth the unaudited pro forma condensed results of operations for the six months ended July 31, 2000 which assumes the acquisition of ZoomLot was completed on February 1, 2000. The following pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have been obtained had the acquisition been completed on that date, nor of future operating results.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - ACQUISITION (CONTINUED)

     Pro forma revenues, net loss and loss per share for the six months ended July 31, 2000 are as follows (in thousands, except for the per share amount):

          Total revenue                         $  2,875
          Net loss                              $ (9,612)
          Loss per share                        $   (.30)

NOTE 3 - MARKETABLE SECURITIES

     Marketable securities at July 31, 2001 are summarized as follows (in thousands):

                                                     Gross Unrealized
                                                 ---------------------------
                                        Cost           Gains         Losses      Fair Value
                                    -------------  -------------  ------------- -------------
Equity securities - mutual funds      $ 1,127         $   -         $ (120)       $ 1,007

     All marketable securities were classified as available for sale.

NOTE 4 - INVESTMENT IN AFC

     Effective April 5, 2000, NAC acquired a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City.

     AFC is currently owned 50% by NAC, 33.34% by Reading and 16.66% by Citadel Cinemas, Inc. (a wholly owned subsidiary of Citadel Holding Corporation). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

     NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill and amortized over a 20 year period on a straight line basis. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months and six months ended July 31, 2001, NAC recorded income
(loss) of ($38,000) and $48,000, representing its share of AFC's net income
(loss) for the three months and six months ended June 30, 2001, net of goodwill amortization of approximately $68,000 and $136,000, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - INVESTMENT IN AFC (CONTINUED)

     Summarized income statement data for AFC for the three months and six months ended June 30, 2001, respectively, and the three months and six months ended June 30, 2000, respectively, is as follows (in thousands):



                                         Three Months Ended June 30,        Six Months Ended June 30,
                                         ---------------------------      ---------------------------
                                            2001             2000           2001              2000
                                         ---------         ---------      ---------         ---------
Revenues                                 $   1,352         $   1,308      $   3,387         $   2,737

Film rental                                    371               367          1,113               802
Operating costs                                702               607          1,451             1,198
Depreciation and amortization                  167               173            335               346
General and administrative expenses             57                37            121                75
                                         ---------         ---------      ---------         ---------
                                             1,297             1,184          3,020             2,421
                                         ---------         ---------      ---------         ---------
Net income                               $      55         $     124      $     367         $     316
                                         =========         =========      =========         =========

NOTE 5 - ASSETS HELD FOR SALE

     Assets held for sale are as follows (in thousands):

                                              July 31,        January 31,
                                                2001             2001
                                             ----------       ----------

Affordable housing investments               $    2,668      $    2,670
Other assets                                          1             115
                                             ----------      ----------
     Total                                   $    2,669      $    2,785
                                             ==========      ==========


     NAC has certain investments in affordable housing projects which it previously held for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of fiscal 2000, NAC committed to a plan to sell the investments and recorded a cumulative write-down for fiscal years 2000 and 2001 of $7.8 million to reduce the carrying amount of the investments to their fair value less estimated costs to sell. NAC expects to complete the sale of the investments in the second half of fiscal 2002 and future operating results could be affected by revisions of the estimates of the fair value less estimated costs to sell the investments, which changes could be material due to the uncertainties inherent in the estimation process. As a limited partner in these affordable housing projects, NAC is required to make future contributions on January 31, 2002 of $432,000, plus interest at an average rate of 8.9% per annum.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     In the ordinary course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

     On July 31, 2001, NAC received a derivative complaint (the "Academy Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware, on or about July 31, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the "Director Defendants") and names NAC as a nominal defendant. The Academy Complaint principally seeks: (i) a declaration that the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants and (vi) an award of costs and expenses.

     On August 16, 2001, NAC received a complaint (the "Markovich Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 16, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. and NAC as a nominal defendant. The Markovich Complaint principally seeks: (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of options and the award of directors fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the directors, and
(vi) an award of costs and expenses.

     On August 31, 2001, NAC received a complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corp. as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty (30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint and the Harbor Compliant, as it believes that the claims have no merit. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes. Counsel for NAC has received an extension of time in which to respond to the Academy Complaint until October 1, 2001 and will seek an extension in which to respond to the Markovich Complaint and Harbor Complaint.

NOTE 6 - RESTRUCTURING

     During January 2001, NAC committed to a plan of restructuring its operations and relocating its corporate offices from Solon, Ohio to New York City, New York. As part of the plan, and in accordance with EITF Issue No. 94-3, "Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", in the fourth quarter of fiscal 2001, NAC recorded a restructuring charge of $1.8 million comprised of a write-down for property and equipment of $922,000 and the accrual of expenses aggregating $855,000.

     The following sets forth the activity in the accrued restructuring costs for the six months ended July 31, 2001 (in thousands):

                                              Six Months Ended July 31, 2001
                                  -----------------------------------------------------------
                                  Accrued at                       Changes          Accrued at
                                  February 1,       Costs             in             July 31,
                                    2001           Incurred        Estimates           2001
                                  ---------       ---------        ---------        ---------
Employee termination costs        $     575       $    (449)       $      30        $     156
Lease terminations                      130            (107)             (23)            --
Outplacement fees and other             150            (191)              53               12
                                  ---------       ---------        ---------        ---------
Total                             $     855       $    (747)       $      60        $     168
                                  =========       =========        =========        =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - SEGMENT INFORMATION

     During fiscal year 2000 NAC operated in a single operating segment; investing in sub-prime used automobile loans (the "automobile financing" segment). In fiscal year 2001, as result of its investment in AFC and its acquisition of ZoomLot, the Company began to classify its operations into three operating segments:

       o the e-commerce segment, which is comprised of ZoomLot's development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services. ZoomLot currently provides these services on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a wholly electronic transaction;

       o the movie exhibition segment, which is comprised of the activities of AFC; and,

       o the automobile financing segment.

     NAC did not acquire its respective investment in ZoomLot until the fourth quarter of fiscal 2001, and therefore for the six months ended July 31, 2000 operated in the automobile financing and movie exhibition segments.

     Operating segment information for the six months ended July 31, 2001 and 2000 is as follows (in thousands):

                                             Automobile          Movie          General
                             E-Commerce      Financing        Exhibition       Corporate       Consolidated
                             ----------      ---------        ----------       ---------       ------------
Six Months Ended
 July 31, 2001
----------------
Revenues                     $     458        $    --         $      48       $     226        $     732
Unusual items
    Restructuring charges    $    --          $    --         $    --         $      60        $      60
Income (loss) before
       income taxes          $  (2,748)       $     341       $      48       $  (2,683)       $  (5,042)

Six Months Ended
 July 31, 2000
----------------
Revenues                     $    --          $     527       $      60       $   2,284        $   2,871
Unusual items
    Loss on sale of loans    $    --          $   1,709       $    --         $     --         $   1,709
    Litigation and
      non-recurring charges  $    --          $    --         $    --         $   3,415        $   3,415
    Write-down of assets
      held for sale          $    --          $    --         $    --         $     874        $     874
    Write-off of option      $    --          $    --         $     500       $     --         $     500
Income (loss) before
    income taxes             $    --          $  (1,393)      $    (440)      $  (4,705)       $  (6,538)


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for NAC are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective February 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     o Effective February 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator;

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

NAC will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until February 1, 2002, at which time annual and quarterly goodwill amortization of approximately $2.9 million and $714,000 will no longer be recognized. By January 31, 2003 NAC will have completed a transitional fair value based impairment test of goodwill as of February 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended April 30, 2002, as a cumulative effect of a change in accounting principle.

                                     ITEM 2.
                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     National Auto Credit, Inc. (NAC) began operations in 1969 and was incorporated in Delaware in 1971. NAC's principal business activity is conducted through ZoomLot Corporation ("ZoomLot"), a wholly-owned subsidiary, which is engaged in the development of e-commerce to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services. ZoomLot currently provides these services on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop wholly electronic transaction. NAC acquired ZoomLot on December 15, 2000. NAC also owns a 50% membership interest in Angelika Film Center, LLC ("AFC"). Additionally, NAC is considering various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

     From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships and performed the underwriting and collection functions for such loans. In the first and second quarters of fiscal 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. NAC has not yet made a definitive decision whether it will re-enter some aspect of the consumer lending business; therefore as of July 31, 2001, these operations have not been classified as a discontinued operation.

     As of July 31, 2001 NAC's operations are classified as three operating segments:

       o the e-commerce segment, which is comprised of ZoomLot's development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services. ZoomLot currently provides these services on a limited basis, using a combination of Internet and manual processes, and is continuing its efforts to develop a wholly electronic transaction;

       o the movie exhibition segment, which is comprised of the activities of AFC; and,

       o the automobile financing segment.

     NAC reports and evaluates the performance of its operating segments on the basis of revenues and income (loss) before income taxes. In measuring revenues and income (loss) before income taxes, NAC's operating segments use the same accounting principles described in Note 1 of "Notes to Condensed Consolidated Financial Statements". However, the revenues and income (loss) before income taxes reported by each of NAC's operating segments is not necessarily indicative of what the results of operations would have been for such operating segment had it operated as a stand-alone entity.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     ZoomLot's potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets such as the market for Web-based business-to-business e-commerce. To achieve profitability, ZoomLot must, among other things, continue to expand the number of dealers it serves, be chosen by those dealers to place a high percentage of the total contracts they sell, continue to expand the participation of finance companies in its program, and maintain a high degree of dealer and finance company satisfaction. Achieving these objectives will depend significantly on the successful completion of the development of its FundHere(TM) Aggregator, the subsequent successful introduction of this technology to dealers and finance companies, success in providing dealers with easy to use program integrating dealer management systems or through ZoomLot's web site and success in responding to other competitive developments. As ZoomLot operations commenced in 2000 and has continued its product and customer development efforts, ZoomLot's historical results are not indicative of future results of operations, and ZoomLot may be expected to continue to operate at a loss in the near term.

RECENT DEVELOPMENTS

     Throughout the second quarter of fiscal 2002 and as of August 31, 2001, NAC had no external source of financing, and has operated on the cash balances created by the sale of loans and the proceeds from the sale of real property in fiscal 2001 as NAC implemented its January 2001 Restructuring Plan which included (i) relocation of its corporate offices to New York City, New York, completed July 2001, (ii) closing of its Solon, OH offices and operations, completed July 2001, (iii) reducing general operating expenses as a consequence of the relocation and restructuring activities and (iv) identifying new strategic business opportunities. NAC plans to continue to reduce its operating expenses and pursue new debt or equity financing for use in funding its strategic business alternatives. Such alternatives include but are not limited to the purchase of one or more existing operating businesses or the entry into one or more businesses. The early development stage of NAC's most significant currently operating business, the ZoomLot e-commerce segment, and NAC's pending civil litigation matters may limit its ability to obtain external financing. In the interim, NAC will use the current cash flows derived from its investment in AFC and the investment of its cash, together with the cash and cash equivalents itself to pay operating expenses and cover the costs of existing liabilities. NAC has available cash and cash equivalents and marketable securities totaling $8.7 million at July 31, 2001, and it believes that such cash and cash equivalents and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities through the next twelve months.

     On July 31, 2001, NAC received a derivative complaint (the "Academy Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware, on or about July 31, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the "Director Defendants") and names NAC as a nominal defendant. The Academy Complaint principally seeks: (i) a declaration that the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants and (vi) an award of costs and expenses.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     On August 16, 2001, NAC received a complaint (the "Markovich Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 16, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. and NAC as a nominal defendant. The Markovich Complaint principally seeks: (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of options and the award of directors fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the directors, and
(vi) an award of costs and expenses.

     On August 31, 2001, NAC received a complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corp. as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty (30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

     NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint and the Harbor Compliant, as it believes that the claims have no merit. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes. Counsel for NAC has received an extension of time in which to respond to the Academy Complaint until October 1, 2001 and will seek an extension in which to respond to the Markovich Complaint and Harbor Complaint.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2001
AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2000

     Interest Income from Loans: NAC's loan investments resulted from purchases of installment loans at discounts from the face or contractual amount. Those discounts reflected both (i) an element of interest income that NAC sought to earn on its investment in the loans, and (ii) NAC's assessment, at the time of purchase, that a portion of the loans it purchased were impaired in that the loans would not be repaid in accordance with their contractual terms.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     NAC sold its loan investments during the first quarter of fiscal 2001, and as a result, NAC had no interest income from loans for the three months ended July 31, 2001 or July 31, 2000.

     Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $86,000 for the three months ended July 31, 2001 as compared to $1.3 million for the three months ended July 31, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended July 31, 2001, as NAC used its cash equivalents and investments to fund repurchases of NAC Common Stock, totaling approximately $52 million, during the fourth quarter of fiscal 2001.

     Income (loss) from AFC Investment: NAC accounts for its investment in AFC using the equity method. The $38,000 reported as loss from the investment in AFC represents NAC's share of AFC's net income for the three months ended June 30, 2001 less the amortization of the goodwill recorded by NAC on its investment.

     The following sets forth summarized operating results for AFC (in thousands):


                                               Three Months Ended June 30,
                                              -----------------------------
                                                  2001              2000
                                              -----------       -----------
Revenues                                      $     1,352       $     1,308

Film rental                                           371               367
Operating costs                                       702               607
Depreciation and amortization                         167               173
General and administrative expenses                    57                37
                                              -----------       -----------
                                                    1,297             1,184
                                              -----------       -----------
Net income                                    $        55       $       124
                                              ===========       ===========

     As a result of an increase in attendance, AFC's revenues increased $44,000 for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The attendance at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Rental and operating expenses for the three months ended June 30, 2001 as compared to June 30, 2000, as a percentage of revenue increased 4.9% to 79.4% from 74.5%, respectively. Operating costs as a percent of revenue was 51.9% for the three months ended July 31, 2001 as compared to 46.4% for the three months ended July 31, 2000 due to a general increase in operating costs which were not offset by a corresponding increase in revenues.

     E-Commerce Revenue: E-Commerce revenues derived through NAC's ZoomLot's operations were $232,000 for the three months ended July 31, 2001. No revenues for ZoomLot are included in the results of operations for the three months ended July 31, 2000 as ZoomLot was not acquired until the fourth quarter of fiscal 2001.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     ZoomLot's services facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance and other services. ZoomLot's service of matching contracts submitted by dealers who wish to sell contracts which were obtained by them upon the sale of a vehicle against the underwriting criteria of finance companies and then submitting those contracts that meet the underwriting criteria to the appropriate finance companies is commonly referred to as "contract aggregation". However, ZoomLot does not warehouse or pool purchased contracts for resale, but rather either merely facilitates a finance company's purchase of a contract from dealer or purchases contracts from dealers for immediate pre-arranged resale. As a result, NAC does not assume credit risk with respect to the contracts.

     ZoomLot currently has two means by which it provides this contract aggregation service. Under the Pass-Through program, ZoomLot's responsibility is to filter the contract information provided by the dealer against the criteria established by the participating finance companies. ZoomLot then transmits the contract information to each of the finance companies whose contracts satisfy the underwriting criteria. If the contract is sold, ZoomLot receives a fixed fee from the purchasing finance company. In addition, ZoomLot operates a Private Label program whereby it acquires contracts on behalf of two finance companies subject to their underwriting criteria. Under the Private Label program, ZoomLot will underwrite a contract that is submitted by a used car dealer subject to the criteria established by the participating finance companies. If the contract meets the finance company's respective criteria, ZoomLot will then place a bid based on the finance company's pricing model with the dealer to purchase the contract. If the bid is accepted, ZoomLot then performs certain verification procedures related to the underlying customer and if the requisite information is deemed to be satisfactory, it will acquire the contract from the dealer. The finance company then repurchases the contract from ZoomLot for the amount ZoomLot paid for the contract plus a fee for acquiring the contract. For the three months ended July 31, 2001, the average revenue per contract was approximately $318.

     ZoomLot also generates additional revenues by marketing insurance and warranty products to automobile dealers for purchase by their customers. ZoomLot receives referral or placement fees from companies selling the respective products. All responsibility and liability for servicing and administration of the insurance policies and warranties as well as the payment of insurance claims, repair costs and other claims is assumed by the companies which issue the products or third party insurers. As of July 31, 2001, ZoomLot has not generated any significant revenues from these sources.

     Provision for Credit Losses: As a result of the sale of NAC's investment in loans during fiscal 2001, NAC continues to record reversals into income of previously recorded credit losses due to the cash receipts collected on loans previously charged-off. For the three months ended July 31, 2001, NAC recorded a reversal into income of previously recorded credit losses of $41,000. NAC has completed the sale of substantially all of its remaining charged-off portfolio and expects that in the future collections from charged-off loans will continue to decline.

     Prior to the sale of its loans, NAC's methodology for determining the allowance for credit losses was to assess the recoverability of its loans investments on the basis of the present value of the expected future cash flows. NAC recorded a reversal into income of previously recorded credit losses of $166,000 for the three months ended July 31, 2000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Operating Expenses: Operating expenses include personnel costs, amortization of goodwill, rent, advertising and internet technology related expenses. Operating expenses increased to $1.6 million for the three months ended July 31, 2001 as compared to $156,000 for the three months ended July 31, 2000.

     Operating expenses for the three months ended July 31, 2001 are costs relating principally to ZoomLot. Personnel costs and amortization of goodwill comprise 68.6% of operating expenses net of the effect of $187,000 paid to ZoomLot by Cygnet Dealer Finance ("CDF"). ZoomLot was originally a division of CDF, and ZoomLot and CDF continue to share common personnel and facilities. ZoomLot receives a monthly fee from CDF for performing management services and to reimburse ZoomLot for the costs incurred to administer the CDF operations.

     ZoomLot is currently developing the FundHere(TM) Aggregator. The successful completion and implementation of this software is paramount to the future success of ZoomLot and would enable ZoomLot to automate much of the communication and filtration process it must now perform manually, thus enabling ZoomLot to realize significant improvement in operating efficiencies and lower its variable costs for each contract submitted by dealers. Should ZoomLot be unable to successfully complete the development of the FundHere(TM) Aggregator, or upon its completion fail to realize the anticipated benefits, it may be difficult for ZoomLot to achieve profitability. Until ZoomLot completes the development of the FundHere(TM) Aggregator it will continue to incur expenses for the development of the software and will have higher variable costs, both of which will adversely affect its results of operations.

     Operating expenses of $156,000 for the three months ended July 31, 2000 included expenses related to the automobile finance segment that sold its loan portfolio during the first quarter of fiscal 2001.

     General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $144,000 to $1.4 million for the three months ended July 31, 2001 from $1.3 million for the three months ended July 31, 2000.

     General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The increase in general and administrative costs for the three months ended July 31, 2001 was primarily due to an increase in personnel costs and professional services.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2001
AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2000

     Interest Income from Loans: NAC's loan investments resulted from purchases of installment loans at discounts from the face or contractual amount. Those discounts reflected both (i) an element of interest income that NAC sought to earn on its investment in the loans, and (ii) NAC's assessment at the time of purchase that a portion of the loans it purchased were impaired in that the loans would not be repaid in accordance with their contractual terms.

     NAC sold its loan investments during the first quarter of fiscal 2001 and, as a result, NAC had no interest income from loans for the six months ended July 31, 2001. Interest income from loans was $404,000 for the six months ended July 31, 2000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $226,000 for the six months ended July 31, 2001 as compared to $2.3 million for the six months ended July 31, 2000. The decrease was primarily due to the decrease in the weighted average investment balances for the six months ended July 31, 2001, as NAC used its cash equivalents and investments to fund the repurchases of NAC Common Stock, totaling approximately $52 million, during the fourth quarter of fiscal 2001.

     Income (loss) from AFC Investment: NAC accounts for its investment in AFC using the equity method. The $48,000 reported as the income from the investment in AFC represents NAC's share of AFC's net income for the six months ended June 30, 2001 less the amortization of the goodwill recorded by NAC on its investment.

     The following sets forth summarized operating results for AFC (in thousands):

                                               Six Months Ended June 30,
                                         -----------------------------------
                                            2001                     2000
                                         -----------              ----------
Revenues                                 $     3,387              $    2,737

Film rental                                    1,113                     802
Operating costs                                1,451                   1,198
Depreciation and amortization                    335                     346
General and administrative expenses              121                      75
                                         -----------              ----------
                                               3,020                   2,421
                                         -----------              ----------
Net income                               $       367              $      316
                                         ===========              ==========


     As the result of an increase in attendance, AFC's revenues increased $650,000 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The attendance at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Rental and operating expenses for the period ended June 30, 2001 as compared to June 30, 2000, as a percentage of revenue increased 2.6% to 75.7% from 73.1%, respectively. Operating costs, as a percent of revenue, remained fairly constant at approximately 43.8% for the six months ended July 31, 2001 as compared to 42.8% for the six months ended July 31, 2000.

     E-Commerce Revenue: E-Commerce revenues derived through NAC's ZoomLot's operations were $458,000 for the six months ended July 31, 2001. No revenues for ZoomLot are included in the results of operations for the six months ended July 31, 2000 as ZoomLot was not acquired until the fourth quarter of fiscal 2001. For the six months ended July 31, 2001, the average revenue per contract was approximately $306 through ZoomLot's Pass-Through and Private Label programs.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     ZoomLot also generates additional revenues by marketing insurance and warranty products to automobile dealers for purchase by their customers. ZoomLot receives referral or placement fees from the companies selling the respective products. All responsibility and liability for servicing and administration of insurance policies and warranties as well as the payment of insurance claims, repair costs and other claims is assumed by the companies which issue the products or third party insurers. As of July 31, 2001, ZoomLot has not generated any significant revenues from these sources.

     Provision for Credit Losses: As a result of the sale of NAC's investment in loans during fiscal 2001, NAC continues to record reversals into income of previously recorded credit losses due to the cash receipts collected on loans previously charged-off. For the six months ended July 31, 2001, NAC recorded a reversal into income of previously recorded credit losses of $434,000. NAC has completed the sale of substantially all of its remaining charged-off portfolio and expects that in the future collections from charged-off loans will decline significantly.

     Prior to the sale of its loans, NAC's methodology for determining the allowance for credit losses was to assess the recoverability of its loans investments on the basis of the present value of the expected future cash flows. NAC recorded a reversal into income of previously recorded credit losses of $1.0 million for the six months ended July 31, 2000.

     Operating Expenses: Operating expenses include personnel costs, amortization of goodwill, rent, advertising and internet technology related expenses. Operating expenses increased to $3.3 million for the six months ended July 31, 2001 as compared to $1.4 million for the six months ended July 31, 2000.

     Operating expenses for the six months ended July 31, 2001 are costs relating principally to ZoomLot. Personnel costs and amortization of goodwill comprise 69.0% of operating expenses net of the effect of $409,000 paid to ZoomLot by Cygnet Dealer Finance ("CDF"). ZoomLot was originally a division of CDF, and ZoomLot and CDF continue to share common personnel and facilities. ZoomLot receives a monthly fee from CDF for performing management services and to reimburse ZoomLot for the costs incurred to administer the CDF operations.

     ZoomLot is currently developing the FundHere(TM) Aggregator. The successful completion and implementation of this software is paramount to the future success of ZoomLot and would enable ZoomLot to automate much of the communication and filtration process it must now perform manually, thus enabling ZoomLot to realize significant improvement in operating efficiencies and lower its variable costs for each contract submitted by dealers. Should ZoomLot be unable to successfully complete the development of the FundHere(TM) Aggregator, or upon its completion fail to realize the anticipated benefits, it may be difficult for ZoomLot to achieve profitability. Until ZoomLot completes the development of the FundHere(TM) Aggregator it will continue to incur expenses for the development of the software and will have higher variable costs, both of which will adversely affect its results of operations.

     Operating expenses of $1.4 million for the six months ended July 31, 2000 included expenses related to the automobile finance segment that sold its loan portfolio during the first quarter of fiscal 2001.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $355,000 to $2.8 million for the six months ended July 31, 2001 from $2.5 million for the six months ended July 31, 2000.

     General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The increase in general and administrative costs for the six months ended July 31, 2001 was primarily due to an increase in personnel costs and professional services of $237,000 and $190,000, respectively.

     Litigation and Other Charges: Following the resignation of Deloitte & Touche LLP, NAC instituted investigations of its previous financial reporting and underwent changes in management. In fiscal year 1998, NAC accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates were expensed as incurred or as such estimates were revised. For the six months July 31, 2000. NAC charged to operations $3.4 million in costs in the litigation with Mr. Frankino that commenced in April 2000 and ultimately settled in November 2000.

     Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the six month period ended July 31, 2001 and July 31, 2000. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended July 31, 2001, NAC used $5.8 million for operating activities as NAC's payments for operating and general and administrative expenses continued to exceed revenues from operations. NAC generated $1.2 million in cash flows from investing activities principally as the result of (i) $551,000 of AFC distributions received, (ii) $434,000 of cash flows from the sales of loans, and (iii) $306,000 generated from the reduction in ZoomLot's contracts in progress, which represent the contracts ZoomLot is temporarily holding under its Private Label program. The distributions by AFC was based upon its income and cash flows for the period November 1, 2000 to April 30, 2001 and therefore may not be indicative of the level of distributions, if any, AFC will make in the future. The cash flows generated by these sources were used to partially offset the negative operating cash flows and retain a cash balance of $7.7 million at July 31, 2001.

     For the six months ended July 31, 2000, NAC used $6.8 million from operating activities as NAC's payments for operating and general and administrative and litigation and other expenses continued to exceed interest income from the declining portfolio balance. NAC generated $7.8 million in cash flows from investing activities principally as the result of $24.2 million of cash flows from the sales of loans and a net (of sales) of $20.1 million of the proceeds invested in marketable securities. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $55.4 million at July 31, 2000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     NAC believes that the cash and cash equivalents and marketable securities totaling $7.7 million at July 31, 2001, and the investment income therefrom, will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending civil litigation, and to fund its activities through the next twelve months. NAC estimates the capital requirements to fund ZoomLot operations and investments in software and computer equipment may total approximately $3,500,000 for the year ending January 31, 2002, of which $2,000,000 is currently funded. As previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

RECENT PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for NAC are as follows:

     o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective February 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

     o Effective February 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator;

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

OTHER

     NAC's exposure to the risks of inflation is generally limited to the potential impact of inflation on its operating and general and administrative expenses. To date, inflation has not had a material adverse impact on NAC.

     NAC does not utilize futures, options or other derivative financial instruments.

FORWARD-LOOKING STATEMENTS

     Various statements made in this Item 2 concerning the manner in which NAC intends to conduct its future operations and potential trends that may impact its future results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. NAC may be unable to realize its plan and objectives due to various important factors, including, but not limited to, a delay in identifying and implementing and agreeing to one or more strategic business alternatives, the failure of NAC to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions. In addition, ZoomLot's operations are subject to certain risk factors. Also see Item 1 - "Business" - E-Commerce Business - Summary of Certain Risk Factors Related to ZoomLot's Business in NAC's Annual Report on Form 10-K, as amended, for the year ended January 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a commercial enterprise, NAC may be exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

     NAC does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly, NAC is not exposed to market risk from these sources.

     NAC's loan portfolio was comprised of fixed rate financing agreements with high credit risk consumers. The rates on these loan agreements cannot be increased for changes in market conditions, and accordingly these loans were not subject to market risk.

     As of July 31, 2001, NAC has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

     On July 31, 2001, NAC received a derivative complaint (the "Academy Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware, on or about July 31, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the "Director Defendants") and names NAC as a nominal defendant. The Academy Complaint principally seeks: (i) a declaration that the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants and (vi) an award of costs and expenses.

     On August 16, 2001, NAC received a complaint (the "Markovich Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 16, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. and NAC as a nominal defendant. The Markovich Complaint principally seeks: (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of options and the award of directors fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the directors, and
(vi) an award of costs and expenses.

     On August 31, 2001, NAC received a complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corp. as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty (30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

     NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint and the Harbor Compliant, as it believes that the claims have no merit. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes. Counsel for NAC has received an extension of time in which to respond to the Academy Complaint until October 1, 2001 and will seek an extension in which to respond to the Markovich Complaint and Harbor Complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits - None

        b)     Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL AUTO CREDIT, INC.

Date:   September 18, 2001             By: /s/ James J. McNamara
     -----------------------               -------------------------------------
                                       James J. McNamara
                                       Chairman of the Board and Chief
                                       Executive Officer

                                       By: /s/ Robert V. Cuddihy, Jr.
                                          -------------------------------------
                                       Robert V. Cuddihy, Jr.
                                       Chief Financial Officer