Form 10-Q
period 2001-10-31
NATIONAL AUTO CREDIT INC /DE
filed 2001-12-17
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended        October 31, 2001
                                                  ------------------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                               --------          ---------

         Commission file number     1-11601
                                    -------

                           NATIONAL AUTO CREDIT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                              34-1816760
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


555 Madison Avenue, 29th Floor, New York, New York               10022
--------------------------------------------------       ----------------------
    (Address of principal executive offices)                   (Zip Code)


                    (212) 644-1400
---------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ( X )     No ( )

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes (   )     No ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

          Class                                 Outstanding at December 10, 2001
--------------------------                      --------------------------------
Common Stock, $0.05 par value                              11,721,284

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                                               1

           Report of Independent Certified Public Accountants                 1

           Condensed Consolidated Balance Sheets as of
           October 31, 2001 and January 31, 2001                              2

           Condensed Consolidated Statements of Operations for the
           Three Months and Nine Months Ended October 31, 2001 and 2000       3

           Condensed Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the Nine Months Ended October 31, 2001    4

           Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended October 31, 2001 and 2000                    5

           Notes to Condensed Consolidated Financial Statements               6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     15


Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                       27


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 28

Item 6.    Exhibits and Reports on Form 8-K                                  29


Signatures                                                                   29

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


         We have reviewed the accompanying condensed consolidated balance sheet and stockholders' equity and comprehensive income of National Auto Credit, Inc. and its subsidiaries as of October 31, 2001, the related statements of operations for each of the three-month and nine-month periods ended October 31, 2001 and 2000 and cash flows for each of the nine-month periods ended October 31, 2001 and 2000. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
December 14, 2001

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     October 31,       January 31,
                                                                        2001              2001
                                                                    -------------     -------------
                                                                    (unaudited)
                               ASSETS
Cash and cash equivalents                                                $ 6,041          $ 12,444
Marketable securities (Note 4)                                               989             1,083
Investment in AFC (Note 5)                                                 9,537            10,027
Property and equipment, net of accumulated depreciation
  of $236, and $186, respectively (Note 3)                                   325               789
Goodwill, net of accumulated amortization
  of $191 (Note 3)                                                             -             6,673
Assets held for sale (Note 6)                                              2,668             2,785
Income taxes refundable                                                    3,664             3,664
Other assets                                                                 495             1,601
                                                                    -------------     -------------
                                                                        $ 23,719          $ 39,066
                                                                    =============     =============


                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Self-insurance claims                                                      $ 857             $ 970
Accrued income taxes                                                         973             1,029
Other liabilities                                                          3,004             4,983
                                                                    -------------     -------------
  Total liabilities                                                        4,834             6,982

Commitments and contingencies (Note 7)                                         -                 -

Redeemable preferred stock
    (Redemption value $936)                                                  703               629

STOCKHOLDERS' EQUITY:
Preferred stock                                                                -                 -
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,377,589 and
  39,420,437 shares, respectively                                          1,969             1,971
Common stock to be issued                                                      -               219
Additional paid-in capital                                               174,337           174,385
Retained deficit                                                        (134,915)         (121,801)
Accumulated other comprehensive income (loss)                               (138)              (44)
Treasury stock, at cost, 27,656,305 and 27,901,305
   shares, respectively                                                  (23,071)          (23,275)
                                                                    -------------     -------------
  Total stockholders' equity                                              18,182            31,455
                                                                    -------------     -------------
                                                                        $ 23,719          $ 39,066
                                                                    =============     =============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              Three Months Ended                Nine Months Ended
                                                                  October 31,                       October 31,
                                                         -----------------------------     -----------------------------
                                                            2001             2000              2001            2000
                                                         ------------    -------------     -------------   -------------
Revenues
     Interest income from loans                                  $ -              $ -               $ -        $    404
     Interest income from investments                             74            1,234               300           3,518
     Income from AFC investment                                   13              173                61             233
     E-commerce revenues                                         311                -               769               -
     Other income                                                  -                -                 -             123
                                                         ------------    -------------     -------------   -------------
          Total revenues                                         398            1,407             1,130           4,278
                                                         ------------    -------------     -------------   -------------
Costs and Expenses
     Provision for credit losses                                 (28)            (161)             (462)         (1,183)
    (Gain) loss on sale of loans                                   -                -                 -           1,709
     Operating                                                 1,439              138             4,738           1,577
     General and administrative                                1,482            1,410             4,331           3,904
     Litigation and non-recurring charges                          -            2,875                 -           6,290
     Gain on sale of property                                      -           (2,868)                -          (2,868)
     Write-down of goodwill and impaired assets  (Note 3)      5,452                -             5,452               -
     Write-down of assets held for sale                            -                -                 -             874
     Write-off of option                                           -                -                 -             500
     Restructuring charges                                         -                -                60               -
                                                         ------------    -------------     -------------   -------------
          Total costs and expenses                             8,345            1,394            14,119          10,803
                                                         ------------    -------------     -------------   -------------
Income (loss) from continuing operations
   before income taxes                                        (7,947)              13           (12,989)         (6,525)
Provision for income taxes                                         -                -                 -               -
                                                         ------------    -------------     -------------   -------------
Income (loss) from continuing operations                      (7,947)              13           (12,989)         (6,525)
Discontinued operations, net of tax                                -              383                 -           1,059
                                                         ------------    -------------     -------------   -------------
Net income (loss)                                             (7,947)             396           (12,989)         (5,466)
Accretion of discount on redeemable preferred stock              (26)               -               (74)              -
                                                         ------------    -------------     -------------   -------------
Net income (loss) applicable to common stock                $ (7,973)           $ 396         $ (13,063)       $ (5,466)
                                                         ============    =============     =============   =============
Basic and diluted earnings (loss) per share
         Continuing operations                              $   (.68)             $ -           $ (1.12)         $ (.20)
         Discontinued operations                                   -              .01                 -             .03
                                                         ------------    -------------     -------------   -------------
                 Net earnings (loss) per share              $   (.68)            $.01           $ (1.12)         $ (.17)
                                                         ============    =============     =============   =============
Weight average number of shares outstanding
     Basic and diluted                                        11,721           34,754            11,684          32,623
                                                         ============    =============     =============   =============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       NINE MONTHS ENDED OCTOBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                           Preferred Stock   Common Stock
                           ----------------- -------------------------  Common       Additional
                                      Par                     Par      Stock to       Paid-In
                           Shares    Value      Shares       Value     be Issued      Capital
                           -------- -------- ------------- ----------- ----------  --------------
Balance at
January 31, 2001                 -      $ -    39,420,437     $ 1,971      $ 219       $ 174,385
Net loss
Stock award                                                                 (219)
Stock cancelled under
   benefit plans                                  (42,848)         (2)                       (48)
Accretion on redeemable
   preferred stock
Other comprehensive
   income-unrealized loss
   on marketable securities
                           -------- -------- ------------- ----------- ----------  --------------
Comprehensive income (loss)

Balance at
October 31, 2001                 -      $ -    39,377,589     $ 1,969        $ -       $ 174,337
                           ======== ======== ============= =========== ==========  ==============


                                                                   Accumulated
                                                                      Other                     Comprehensive
                                         Retained     Treasury    Comprehensive                    Income
                                         Deficit        Stock     Income (Loss)     Total          (Loss)
                                       ------------- ------------ --------------- -----------   -------------
Balance at
January 31, 2001                         $ (121,801)   $ (23,275)          $ (44)   $ 31,455
Net loss                                    (12,989)                                 (12,989)      $ (12,989)
Stock award                                     (51)         204                         (66)
Stock cancelled under
   benefit plans                                                                         (50)
Accretion on redeemable
   preferred stock                              (74)                                     (74)
Other comprehensive
   income-unrealized loss
   on marketable securities                                                  (94)        (94)            (94)
                                       ------------- ------------ --------------- -----------   -------------
Comprehensive income (loss)                                                                        $ (13,083)
                                                                                                =============
Balance at
October 31, 2001                         $ (134,915)   $ (23,071)         $ (138)   $ 18,182
                                       ============= ============ =============== ===========



     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Nine Months Ended
                                                                          October 31,
                                                                    ---------------------------
                                                                        2001            2000
                                                                    -----------      ----------
    Cash flows from operating activities
    Net loss                                                        $ (12,989)       $ (5,466)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                     2,205             753
      Provision for credit losses                                        (462)         (1,183)
      Loss on sale of loans                                                 -           1,709
     Gain on sale of property                                               -          (2,868)
     Write-down of goodwill and impaired assets                         5,452               -
     Write-down of assets held for sale                                    39             874

    Changes in operating assets and liabilities:
     Accrued income tax                                                   (56)           (627)
     Other liabilities                                                 (1,979)           (208)
     Self-insurance claims                                               (113)         (2,411)
     Other operating assets and liabilities, net                          283           1,067
                                                                    ----------    ------------
       Net cash used in operating activities                           (7,620)         (8,360)
                                                                    ----------    ------------
    Cash flows from investing activities
     Principal collected on loans                                         149           5,548
     Proceeds from sale of loans                                          313          24,187
     Change in contracts in progress                                      559               -
     Investment in AFC                                                      -            (872)
     Proceeds from AFC distributions                                      551             459
     Proceeds from sale of assets                                          78           8,606
     Purchase of marketable securities                                      -         (25,092)
     Proceeds from sale of marketable securities                            -          16,625
     Purchase of property and equipment                                  (317)            (71)
     Purchase of affordable housing investments                             -            (744)
                                                                    ----------    ------------
          Net cash provided by investing activities                     1,333          28,646
                                                                    ----------    ------------
     Cash flows from financing activities
        Stock award                                                      (270)              -
        Payments to acquire treasury stock                                204               -
        Stock cancelled under benefit plans                               (50)            (20)
                                                                    ----------    ------------
              Net cash used in financing activities                      (116)            (20)
                                                                    ----------    ------------
        (Decrease) increase in cash and cash equivalents               (6,403)         20,266
        Cash and cash equivalents at beginning of period               12,444          54,333
                                                                    ----------    ------------
        Cash and cash equivalents at end of period                    $ 6,041        $ 74,599
                                                                    ==========    ============
     Supplemental disclosures of cash flow information
        Interest paid                                                     $ -             $ -
                                                                    ==========    ============
        Income taxes paid                                                $ 56           $ 627
                                                                    ==========    ============


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2001. The results of operations for the nine months ended October 31, 2001 are not necessarily indicative of the operating results for the full year.

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

         Cash and cash equivalents at October 31, 2001 include restricted cash of $75,000 pursuant to an agreement with a former president.

         Certain fiscal 2001 amounts have been reclassified to conform with fiscal 2002 presentations.


NOTE 2 - ACQUISITION

         Effective December 15, 2000, NAC acquired ZoomLot Corporation ("ZoomLot") in exchange for the issuance of 270,953 shares of its Series B Convertible Preferred Stock and 729,047 shares of its Series C Redeemable Preferred Stock. The terms of the Series B Convertible Preferred Stock provided that it would automatically convert into shares of NAC's Common Stock, at the ratio of ten shares of NAC's Common Stock for each share of Series B Convertible Preferred Stock, upon the termination of the November 3, 2000 Stock Purchase and Standstill Agreement between NAC and Reading Entertainment, Inc. ("Reading"), FA, Inc., Citadel Holding Corporation and Craig Corporation. As a result of the termination of the Stock Purchase and Standstill Agreement, on December 15, 2000, NAC converted the 270,953 shares of the Series B convertible preferred stock into 2,709,530 shares of NAC Common Stock.

         The acquisition of ZoomLot was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"). The following sets forth the unaudited pro forma condensed results of operations for the nine months ended October 31, 2000 which assumes the acquisition of ZoomLot was completed on February 1, 2000. The following pro forma information is presented for illustrative purposes only and does not purport to be indicative of the operating results that would have been obtained had the acquisition been completed on that date, nor of future operating results.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACQUISITION (CONTINUED)

         Pro forma revenues, net loss and loss per share for the nine months ended October 31, 2000 are as follows (in thousands, except for the per share amount):

             Total revenue               $  4,358
             Net loss                    $(11,788)
             Loss per share              $   (.36)


NOTE 3 - WRITE-DOWN OF GOODWILL AND IMPAIRED ASSETS

         During the three months ended October 31, 2001, NAC conducted a strategic review of its investment in ZoomLot, acquired December 15, 2000. NAC's review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, the management of NAC determined that is was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows. Accordingly, NAC determined that for the purposes of the impairment test required under Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, no value could be ascribed to the goodwill relating to ZoomLot (which NAC had been amortizing on a straight-line basis over three years, resulting in a quarterly charge of $572,000), and NAC recorded a non-cash charge of $5.0 million to write-off the remaining unamortized goodwill. NAC also determined, as a result of this review, that the recoverability of the remaining unamortized balance of $495,000 of costs capitalized for the acquisition of e-commerce software by ZoomLot was not sufficiently assured, and recorded a non-cash charge to write-off such costs. NAC is continuing to examine its future plans for ZoomLot.


NOTE 4 - MARKETABLE SECURITIES

         Marketable securities at October 31, 2001 are summarized as follows (in thousands):


                                                Gross Unrealized
                                              -------------------
                                     Cost      Gains      Losses     Fair Value
                                    ------    -------    --------   ------------
Equity securities - mutual funds    $1,127     $  -       $(138)        $989

         All marketable securities were classified as available for sale.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - INVESTMENT IN AFC


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

            NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill and amortized over a 20 year period on a straight line basis. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months and nine months ended October 31, 2001, NAC recorded income of $13,000 and $61,000, representing its share of AFC's net income (loss) for the three months and nine months ended September 30, 2001, net of goodwill amortization of approximately $68,000 and $204,000, respectively.

          Summarized income statement data for AFC for the three months and nine months ended September 30, 2001, respectively, and the three months and nine months ended September 30, 2000, respectively, is as follows (in thousands):


                                             Three Months Ended September 30,          Nine Months Ended September 30,
                                            ---------------------------------         ---------------------------------
                                                 2001                 2000               2001                   2000
                                            ------------         ------------         -----------           -----------
    Revenues                                   $ 1,657              $ 1,668            $ 5,044                $ 4,405
    Film rental                                    551                  543              1,664                  1,345
    Operating costs                                707                  636              2,138                  1,834
    Depreciation and amortization                  149                  173                484                    519
    General and administrative expenses             85                   45                206                    120
                                            -----------          -----------         ----------             ----------
                                                 1,492                1,397              4,492                  3,818
                                            -----------          -----------         ----------             ----------
    Net income                                   $ 165                $ 271              $ 552                  $ 587
                                            ===========          ===========         ==========             ==========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - ASSETS HELD FOR SALE

           Assets held for sale are as follows (in thousands):


                                     October 31,         January 31,
                                         2001                2001
                                     -----------         -----------
Affordable housing investments         $2,668               $2,670
Other assets                              -                    115
                                       ------               ------
  Total                                $2,668               $2,785
                                       ======               ======

              NAC has certain investments in affordable housing projects which it previously held for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of fiscal 2000, NAC committed to a plan to sell the investments and recorded a cumulative write-down for fiscal years 2000 and 2001 of $7.8 million to reduce the carrying amount of the investments to their fair value less estimated costs to sell. NAC expects to complete the sale of the investments in the fourth quarter of fiscal 2002 and future operating results could be affected by revisions of the estimates of the fair value less estimated costs to sell the investments, which changes could be material due to the uncertainties inherent in the estimation process. As a limited partner in these affordable housing projects, NAC is required to make future contributions on January 31, 2002 of $432,000, plus interest at an average rate of 8.9% per annum.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

        On August 16, 2001, NAC received a complaint (the "Markovich Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 16, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. and NAC as a nominal defendant. The Markovich Complaint principally seeks: (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation, (iii) a judgment voiding the grant of options and the award of directors fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         On October 12, 2001, NAC received a complaint (the "Zadra Complaint") filed by Robert Zadra, a shareholder of NAC, with the Supreme Court of the State of New York on or about October 12, 2001 against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as Defendants. The Zadra Complaint seeks (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding the grant of options and the award of directors fees, (iii) a judgment voiding an employment agreement with James J. McNamara, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, and (v) an award of costs and expenses.

         NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative compliant. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. NAC also intends to vigorously defend the Zadra Complaint. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.


NOTE 8 - RESTRUCTURING

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - RESTRUCTURING (CONTINUED)

             The following sets forth the activity in the accrued restructuring costs for the nine months ended October 31, 2001 (in thousands):


                                                             Nine Months Ended October 31, 2001
                                         -----------------------------------------------------------------------
                                           Accrued at                           Changes          Accrued at
                                          February 1,          Costs               in           October 31,
                                              2001            Incurred         Estimates            2001
                                         ---------------   -------------     -------------     -----------------
      Employee termination costs                  $ 575          $ (531)             $ 42              $ 86
      Lease terminations                            130            (107)              (23)                -
      Outplacement fees and other                   150            (191)               41                 -
                                           ------------       ----------         ---------          --------
      Total                                       $ 855          $ (829)             $ 60              $ 86
                                           ============       ==========         =========          ========


NOTE 9 - SEGMENT INFORMATION

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

                 o the movie exhibition segment, which is comprised of the activities of AFC; and,

                 o    the automobile financing segment.

         NAC did not acquire its investment in ZoomLot until the fourth quarter of fiscal 2001, and therefore for the nine months ended October 31, 2000 operated in the automobile financing and movie exhibition segments.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - SEGMENT INFORMATION (CONTINUED)

         Operating segment information for the nine months ended October 31, 2001 and 2000 is as follows (in thousands):


                                                           Automobile         Movie           General
                                           E-commerce       Financing       Exhibition       Corporate      Consolidated
                                           ----------      ----------       ----------       ---------      ------------
Nine Months Ended October 31, 2001
     Revenues                               $    769        $      -           $   61        $    300        $   1,130
     Unusual items:
         Write-down of goodwill
           and impaired assets              $ (5,452)       $      -           $    -        $      -        $  (5,452)
         Restructuring charges              $      -        $      -           $    -        $      -        $       -
     Income (loss) from
       continuing operations
       before income taxes                  $ (9,514)       $    382           $   61        $ (3,918)       $ (12,989)

Nine Months Ended October 31, 2000
     Revenues                               $      -        $    527           $  233        $  3,518        $   4,278
     Unusual items:
         Gain on sale of loans              $      -        $  1,709           $    -        $      -        $   1,709
         Litigation and non-
           recurring charges                $      -        $      -           $    -        $ (6,290)       $  (6,290)
         Write-down of assets
           held for sale                    $      -        $      -           $    -        $   (874)       $    (874)
         Write-off of option                $      -        $      -           $ (500)       $      -        $    (500)
     Income (loss) from
       continuing operations
       before income taxes                  $      -        $ (1,371)          $ (267)       $ (4,887)       $  (6,525)

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

         o Effective February 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Prior to the write-off of ZoomLot goodwill (see Note 3), NAC was recognizing goodwill amortization of $572,000 per quarter. As a result of the write-off, NAC will, beginning November 1, 2001, no longer recognize this charge. NAC also recognizes a quarterly charge (as a reduction of its earnings from its investment in AFC) of $68,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. This charge will be discontinued upon NAC's adoption of SFAS 142 on February 1, 2002.

     In June, 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record to the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs is amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 143 will have on its results of operations, cash flows or financial position.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In August, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provision of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in ABP 30 to separately identify and report discontinued operations. However, SFAS extends that requirement the ABP 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or is classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 143 will have on its results of operations, cash flows or financial position.

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

         From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships and performed the underwriting and collection functions for such loans. In the first and second quarters of fiscal 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. NAC has not yet made a definitive decision whether it will re-enter some aspect of the consumer lending business; therefore as of October 31, 2001, these operations have not been classified as a discontinued operation.

         As of October 31, 2001 NAC's operations are classified as three operating segments:

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

         During the three months ended October 31, 2001, NAC conducted a strategic review of its investment in ZoomLot, acquired December 15, 2000. NAC's review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, the management of NAC determined that is was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows. Accordingly, NAC determined that for the purposes of the impairment test required under Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, no value could be ascribed to the goodwill relating to ZoomLot (which NAC had been amortizing on a straight-line basis over three years, resulting in a quarterly charge of $572,000), and NAC recorded a non-cash charge of $5.0 million to write-off the remaining unamortized goodwill. NAC also determined, as a result of this review, that the recoverability of the remaining unamortized balance of $495,000 of costs capitalized for the acquisition of e-commerce software by ZoomLot was not sufficiently assured, and recorded a non-cash charge to write-off such costs. NAC is continuing to examine its future plans for ZoomLot.


RECENT DEVELOPMENTS

         Throughout the third quarter of fiscal 2002 and as of November 30, 2001, NAC had no external source of financing, and has operated on the cash balances created by the sale of loans and the proceeds from the sale of real property in fiscal 2001 as NAC implemented its January 2001 Restructuring Plan which included (i) relocation of its corporate offices to New York City, New York, completed July 2001, (ii) closing of its Solon, OH offices and operations, completed July 2001, (iii) reducing general operating expenses as a consequence of the relocation and restructuring activities and (iv) identifying new strategic business opportunities. NAC plans to continue to pursue reduction in its operating expenses and new debt or equity financing for use in funding its strategic business alternatives. Such alternatives include but are not limited to the purchase of one or more existing operating businesses or the entry into one or more businesses. Additionally, as discussed above, in the third quarter of fiscal 2002, NAC conducted a strategic review of ZoomLot, and continues to examine its future plans for those operations. The

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


uncertainty concerning when and if ZoomLot will achieve profitable operations or positive cash flow, and NAC's pending civil litigation matters may limit its ability to obtain external financing. In the interim, NAC will use the current cash flows derived from its investment in AFC and the investment of its cash, together with the cash and cash equivalents itself to pay operating expenses and cover the costs of existing liabilities. NAC has available cash and cash equivalents and marketable securities totaling $7.0 million at October 31, 2001, and it believes that such cash and cash equivalents and the investment income therefrom will be sufficient to pay operating expenses and existing liabilities through the next twelve months.

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

         On October 12, 2001, NAC received a complaint (the "Zadra Complaint") filed by Robert Zadra, a shareholder of NAC, with the Supreme Court of the State of New York on or about October 12, 2001 against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as Defendants. The Zadra Complaint seeks (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding the grant of options and the award of directors fees, (iii) a judgment voiding an employment agreement with James J. McNamara, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, and (v) an award of costs and expenses.

         NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative compliant. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. NAC also intends to vigorously defend the Zadra Complaint. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2000

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

         NAC sold its loan investments during the first quarter of fiscal 2001, and as a result, NAC had no interest income from loans for the three months ended October 31, 2001 or October 31, 2000.

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $74,000 for the three months ended October 31, 2001 as compared to $1.2 million for the three months ended October 31, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended October 31, 2001, as NAC used its cash equivalents and investments to fund repurchases of NAC Common Stock, totaling approximately $52 million, during the fourth quarter of fiscal 2001. The recent declines in interest rates may adversely affect NAC's future interest income from its investments.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. The $13,000 reported as income from the investment in AFC represents NAC's share of AFC's net income for the three months ended September 30, 2001 less the amortization of the goodwill recorded by NAC on its investment.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED



         The following sets forth summarized operating results for AFC (in thousands):


                                               Three Months Ended September 30,
                                              ----------------------------------
                                                  2001                   2000
                                              ----------              ----------
Revenues                                        $ 1,657                $ 1,668
Film rental                                         551                    543
Operating costs                                     707                    636
Depreciation and amortization                       149                    173
General and administrative expenses                  85                     45
                                              ---------               --------
                                                  1,492                  1,397
                                              ---------               --------
Net income                                        $ 165                  $ 271
                                              =========               ========


         Principally as a result of the net effects of a 2.2% decrease in attendance and, partially offset by, a 5.9% increase in average ticket prices, AFC's revenues decreased $11,000 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental and operating expenses, as a percentage of revenue, increased 5.2% to 75.9% from 70.7%, for the three months ended September 30, 2001 and 2000, respectively. Operating costs as a percent of revenue was 42.7% for the three months ended September 30, 2001 as compared to 38.1% for the three months ended September 30, 2000 due to a general increase in operating costs which were not offset by a corresponding increase in revenues.

         E-Commerce Revenue: E-Commerce revenues derived through NAC's ZoomLot's operations were $311,000 for the three months ended October 31, 2001. No revenues for ZoomLot are included in the results of operations for the three months ended October 31, 2000 as ZoomLot was not acquired until the fourth quarter of fiscal 2001.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Provision for Credit Losses: As a result of the sale of NAC's investment in loans during fiscal 2001, NAC continues to record reversals into income of previously recorded credit losses due to the cash receipts collected on loans previously charged-off. For the three months ended October 31, 2001, NAC recorded a reversal into income of previously recorded credit losses of $28,000. NAC has completed the sale of substantially all of its remaining charged-off portfolio and expects that in the future collections from charged-off loans will continue to decline.

         Prior to the sale of its loans, NAC's methodology for determining the allowance for credit losses was to assess the recoverability of its loans investments on the basis of the present value of the expected future cash flows. NAC recorded a reversal into income of previously recorded credit losses of $161,000 for the three months ended October 31, 2000.

         Operating Expenses: Operating expenses include personnel costs, amortization of goodwill, rent, advertising and internet technology related expenses. Operating expenses increased to $1.4 million for the three months ended October 31, 2001 as compared to $138,000 for the three months ended October 31, 2000.

         Operating expenses for the three months ended October 31, 2001 are costs relating principally to ZoomLot. Personnel costs and amortization of goodwill comprise 60.7% of operating expenses, net of the effect of $143,000 paid to ZoomLot by Cygnet Dealer Finance ("CDF"). ZoomLot was originally a division of CDF, and ZoomLot and CDF continue to share common personnel and facilities. ZoomLot receives a monthly fee from CDF for performing management services and to reimburse ZoomLot for the costs incurred to administer the CDF operations.

         Operating expenses of $138,000 for the three months ended October 31, 2000 included expenses related to the automobile finance segment that sold its loan portfolio during the first quarter of fiscal 2001.

         General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $72,000 to $1.5 million for the three months ended October 31, 2001 from $1.4 million for the three months ended October 31, 2000.

         General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The increase in general and administrative costs for the three months ended October 31, 2001 was primarily due to an increase in personnel costs and professional services.

         Write-down of Goodwill and Impaired Assets: During the three months ended October 31, 2001, NAC conducted a strategic review of its investment in ZoomLot, acquired December 15, 2000. NAC's review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, the management of NAC determined that is was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows. Accordingly, NAC determined that for the purposes of the impairment test required under Statement of Financial Accounting Standards 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, no value could be ascribed to the goodwill relating to ZoomLot

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


(which NAC had been amortizing on a straight-line basis over three years, resulting in a quarterly charge of $572,000), and NAC recorded a non-cash charge of $5.0 million to write-off the remaining unamortized goodwill. NAC also determined, as a result of this review, that the recoverability of the remaining unamortized balance of $495,000 of costs capitalized for the acquisition of e-commerce software by ZoomLot was not sufficiently assured, and recorded a non-cash charge to write-off such costs. NAC is continuing to examine its future plans for ZoomLot.


RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2000

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

         NAC sold its loan investments during the first quarter of fiscal 2001 and, as a result, NAC had no interest income from loans for the nine months ended October 31, 2001. Interest income from loans was $404,000 for the nine months ended October 31, 2000.

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $300,000 for the nine months ended October 31, 2001 as compared to $3.5 million for the nine months ended October 31, 2000. The decrease was primarily due to the decrease in the weighted average investment balances for the nine months ended October 31, 2001, as NAC used its cash equivalents and investments to fund the repurchases of NAC Common Stock, totaling approximately $52 million, during the fourth quarter of fiscal 2001.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. The $61,000 reported as the income from the investment in AFC represents NAC's share of AFC's net income for the nine months ended September 30, 2001 less the amortization of the goodwill recorded by NAC on its investment.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):


                                            Nine Months Ended September 30,
                                          ----------------------------------
                                               2001                  2000
                                          ----------              ----------
Revenues                                     $ 5,044              $ 4,405
Film rental                                    1,664                1,345
Operating costs                                2,138                1,834
Depreciation and amortization                    484                  519
General and administrative expenses              206                  120
                                            ---------             --------
                                               4,492                3,818
                                            ---------             --------
Net income                                   $   552              $   587
                                            =========             ========


         As the result of the combined effect of a 13.1% increase in attendance and a 1.2% increase in average ticket prices, AFC's revenues increased $639,000 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental and operating expenses for the period ended September 30, 2001 as compared to September 30, 2000, as a percentage of revenue increased 3.2% to 75.4% from 72.2%, respectively. Operating costs, as a percent of revenue, remained fairly constant at approximately 42.4% for the nine months ended September 30, 2001 as compared to 41.6% for the nine months ended September 30, 2000.

         E-Commerce Revenue: E-Commerce revenues derived through NAC's ZoomLot's operations were $769,000 for the nine months ended October 31, 2001. No revenues for ZoomLot are included in the results of operations for the nine months ended October 31, 2000 as ZoomLot was not acquired until the fourth quarter of fiscal 2001.

         Provision for Credit Losses: As a result of the sale of NAC's investment in loans during fiscal 2001, NAC continues to record reversals into income of previously recorded credit losses due to the cash receipts collected on loans previously charged-off. For the nine months ended October 31, 2001, NAC recorded a reversal into income of previously recorded credit losses of $462,000. NAC has completed the sale of substantially all of its remaining charged-off portfolio and expects that in the future collections from charged-off loans will decline significantly.

         Prior to the sale of its loans, NAC's methodology for determining the allowance for credit losses was to assess the recoverability of its loans investments on the basis of the present value of the expected future cash flows. NAC recorded a reversal into income of previously recorded credit losses of $1.2 million for the nine months ended October 31, 2000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Operating Expenses: Operating expenses include personnel costs, amortization of goodwill, rent, advertising and internet technology related expenses. Operating expenses increased to $4.7 million for the nine months ended October 31, 2001 as compared to $1.6 million for the nine months ended October 31, 2000.

         Operating expenses for the nine months ended October 31, 2001 are costs relating principally to ZoomLot. Personnel costs and amortization of goodwill comprise 57.8% of operating expenses net of the effect of $552,000 paid to ZoomLot by Cygnet Dealer Finance ("CDF"). ZoomLot was originally a division of CDF, and ZoomLot and CDF continue to share common personnel and facilities. ZoomLot receives a monthly fee from CDF for performing management services and to reimburse ZoomLot for the costs incurred to administer the CDF operations.

         Operating expenses of $1.6 million for the nine months ended October 31, 2000 included expenses related to the automobile finance segment that sold its loan portfolio during the first quarter of fiscal 2001.

         General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $427,000 to $4.3 million for the nine months ended October 31, 2001 from $3.9 million for the nine months ended October 31, 2000.

         General and administrative expenses are more fixed in nature than operating expenses and are not expected to vary as directly with revenues. The increase in general and administrative costs for the nine months ended October 31, 2001 was primarily due to an increase in personnel costs and professional services.

         Litigation and Other Charges: Following the resignation of Deloitte & Touche LLP, NAC instituted investigations of its previous financial reporting and underwent changes in management. In fiscal year 1998, NAC accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates were expensed as incurred or as such estimates were revised. For the nine months October 31, 2000. NAC charged to operations $6.3 million for costs of the litigation with Mr. Frankino that commenced in April 2000 and ultimately settled in November 2000.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the nine month period ended October 31, 2001 and October 31, 2000. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended October 31, 2001, NAC used $7.6 million for operating activities as NAC's payments for operating and general and administrative expenses continued to exceed revenues from operations. NAC generated $1.3 million in cash flows from investing activities principally as the result of the net effect of (i) $551,000 of AFC distributions received, (ii) $462,000 of cash flows from the sales of loans, (iii) $306,000 generated from the reduction in ZoomLot's contracts in progress, which represent the contracts ZoomLot is temporarily holding under its Private Label program, offset by (iv) $317,000 of capital expenditures. The cash flows generated by these sources were used to partially offset the negative operating cash flows and retain a cash balance of $6.0 million at October 31, 2001.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         For the nine months ended October 31, 2000, NAC used $8.4 million from operating activities as NAC's payments for operating and general and administrative and litigation and other expenses continued to exceed interest income from the declining portfolio balance. NAC generated $28.6 million in cash flows from investing activities principally as the result of the net effect of
(i) $24.2 million of cash flows from the sales of loans, (ii) net proceeds of $8.6 million derived from the sale of assets, offset by (iii) net (of sales) of $8.5 million of the proceeds invested in marketable securities. The cash flows generated by these sources were used to finance the negative operating cash flows and retain a cash balance of $74.6 million at October 31, 2000.

         NAC believes that the cash and cash equivalents and marketable securities totaling $7.0 million at October 31, 2001, and the investment income therefrom, will be sufficient to pay operating expenses, existing liabilities, including costs associated with pending civil litigation, and to fund its activities through the next twelve months. NAC estimates the capital requirements to fund ZoomLot operations and investments in software and computer equipment may total approximately $3.5 million over the next twelve months. As previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.


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

         o Effective February 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         Prior to the write-off of ZoomLot goodwill (see Note 3), NAC was recognizing goodwill amortization of $572,000 per quarter. As a result of the write-off, NAC will, beginning November 1, 2001, no longer recognize this charge. NAC also recognizes a quarterly charge (as a reduction of its earnings from its investment in AFC) of $68,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. This charge will be discontinued upon NAC's adoption of SFAS 142 on February 1, 2002.

     In June, 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record to the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs is amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 143 will have on its results of operations, cash flows or financial position.

     In August, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provision of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in ABP 30 to separately identify and report discontinued operations. However, SFAS extends that requirement the ABP 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or is classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 143 will have on its results of operations, cash flows or financial position.

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


FORWARD-LOOKING STATEMENTS

         Various statements made in this Item 2 concerning the manner in which NAC intends to conduct its future operations and potential trends that may impact its future results of operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. NAC may be unable to realize its plan and objectives due to various important factors, including, but not limited to, a delay in identifying and implementing and agreeing to one or more strategic business alternatives, the failure of NAC to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions. In addition, ZoomLot's operations are subject to certain risk factors. Also see Item 1 - "Business" - E-Commerce Business - Summary of Certain Risk Factors Related to ZoomLot's Business in the NAC's Annual Report on Form 10-K, as amended, for the year ended January 31, 2001.

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

         As of October 31, 2001, NAC has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

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

         On October 12, 2001, NAC received a complaint (the "Zadra Complaint") filed by Robert Zadra, a shareholder of NAC, with the Supreme Court of the State of New York on or about October 12, 2001 against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as Defendants. The Zadra Complaint seeks (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding the grant of options and the award of directors fees, (iii) a judgment voiding an employment agreement with James J. McNamara, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, and (v) an award of costs and expenses.

         NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative compliant. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. NAC also intends to vigorously defend the Zadra Complaint. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits - None

          b) Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                NATIONAL AUTO CREDIT, INC.

Date:   December 14, 2001                       By: /s/ James J. McNamara
      -------------------------                     ----------------------------
                                                James J. McNamara
                                                Chairman of the Board and Chief
                                                Executive Officer


                                                By: /s/ Robert V. Cuddihy, Jr.
                                                --------------------------------
                                                Robert V. Cuddihy, Jr.
                                                Chief Financial Officer