Form 10-K
period 2002-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2002-05-15
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
   [X]        Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended January 31, 2002
                                       OR
   [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                 For the Transition Period from ______ to ______

                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                        34-1816760
                 --------                        ----------
         (State of incorporation)             (I.R.S. Employer
                                             Identification No.)

    555 Madison Avenue, 29th Floor, New York New York       10022
    -------------------------------------------------------------
         (Address of principal executive offices)         (Zip code)

       Registrant's telephone number, including area code: (212) 644-1400
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

Title of each class
-------------------
COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

As of May 10, 2002, 8,641,754 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by non-affiliates at May 10, 2002, was approximately $648,283 (Based on the closing price of the registrant's common stock on the OTC Bulletin Board on May 10, 2002).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS

Part I                                                                      Page
                                                                            ----

Item    1.   Business......................................................   1
        2.   Properties....................................................   5
        3.   Legal Proceedings.............................................   5
        4.   Submission of Matters to a Vote of Security Holders...........   7

Part II

Item    5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................   8
        6.   Selected Financial Data.......................................   9
        7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  10
        7a.  Quantitative and Qualitative Disclosures About Market Risk....  20
        8.   Financial Statements and Supplementary Data...................  21
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  69

Part III

Item   10.   Directors and Executive Officers of the Registrant............  69
       11.   Executive Compensation........................................  71
       12.   Security Ownership of Certain Beneficial Owners and
               Management..................................................  77
       13.   Certain Relationships and Related Transactions................  78

Part IV

Item   14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................  80

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through and including December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which is comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment.

      NAC recently completed a strategic review of its investment in ZoomLot, acquired December 15, 2000, and the development of its e-commerce services. NAC's strategic review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows.

      As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. As a result, as of January 31, 2002, NAC is engaged only in the movie exhibition segment.

      In connection with its decision to discontinue the operations of ZoomLot, NAC entered into formal negotiations with the former shareholders of ZoomLot to resolve certain financial obligations of NAC and of the former ZoomLot shareholders resulting from the terms of the Merger Agreement and Plan of Reorganization dated December 15, 2000 (the "Merger Agreement"). Under the Merger Agreement, 666,667 shares of Series C Preferred Stock issued in the acquisition of ZoomLot were forfeitable if ZoomLot did not reach certain financial performance goals by December 31, 2003, and NAC was obligated to redeem, at the option of the holders, the 729,047 shares of the Series C Preferred Stock issued under the Merger Agreement, at a per share price equal to the greater of $15.00 or ten times the fair market price of NAC's Common Stock, if ZoomLot did reach those financial performance goals. Additionally, Ernest G. Garcia II, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., former ZoomLot shareholders, were obligated to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance goals by December 31, 2003. As the result of shares of NAC Common Stock issued upon the conversion of the Series B Preferred Stock issued in the acquisition of ZoomLot, and open market purchases, Mr. Garcia had become the beneficial owner of 17.7% of the then outstanding shares of Common Stock of NAC.

      Since NAC now intended to discontinue ZoomLot's operations prior to December 31, 2003, it was necessary to resolve the effect of that on the obligations of NAC and the former ZoomLot stockholders under the Merger Agreement. As a result of the negotiations, on January 31, 2002, NAC, entered into an Exchange and Repayment Agreement ("Exchange Agreement") dated January 31, 2002 with Mr. Garcia, Cygnet Capital Corporation, Verde Reinsurance Company Ltd., Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel, Steven P. Johnson, Mark Sauder, Colin

Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon, who collectively were the former shareholders of ZoomLot.

      The Exchange Agreement sets forth the agreement among all the parties to terminate the operations of ZoomLot. The parties agreed, among other things, that the financial performance goals (specifically the "First Objective" and the "Second Objective" as those terms are defined in the Merger Agreement) had not and would not be met. Accordingly, the 666,667 shares of Series C Preferred Stock forfeitable if those goals were not met were deemed forfeited and were returned and surrendered to NAC. For financial reporting purposes, those shares of Series C Preferred Stock had been treated as contingently issuable, and accordingly their return had no effect on NAC's consolidated financial statements.

      Additionally, under the Exchange Agreement, the contingent obligation of Mr. Garcia, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance goals by December 31, 2003 was resolved by (i) the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share, (ii) the return to NAC of 62,380 shares of NAC Series C Redeemable Preferred Stock at an aggregate agreed-upon value of $854,875, which represented the carrying amount of such shares of Series C Preferred Stock in NAC's consolidated financial statements, and (iii) the issuance to NAC of a promissory note in the amount of $986,048, payable, together with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 30, 2003.

      For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock, recorded the 62,380 shares of Series C Redeemable Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000. In addition, for the year ended January 31, 2002, NAC incurred losses from the discontinued operations for its e-commerce operations of $9.4 million, including non-cash charges of $7.4 million for the amortization and write-off of goodwill associated with the acquisition of ZoomLot. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.

      As a further consequence to NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile financing operations had not previously been classified as a discontinued operation. As a result of the formal decision reached in connection with the decision to discontinue ZoomLot's operations, the automobile financing operations were classified as a discontinued operation as of January 31, 2002. For the year ended January 31, 2002, NAC realized income from discontinued operations for its automobile financing operations of $658,000 principally as a result of the sale of previously charged-off loans. For the years ended January 31, 2001 and 2000, NAC's discontinued automobile financing operations incurred a loss of $1.8 million and generated income of $6.6 million, respectively. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of Notes to Consolidated Financial Statements.

      In addition to these developments, during the year ended January 31, 2002, NAC relocated its offices to New York City, New York, completed July 2001, and closed its Solon, Ohio offices and operations, completed in July 2001.

      NAC now plans to examine new business opportunities, which may be pursued through the investment in or acquisition of existing operating businesses or other means. At January 31, 2002 NAC had cash and marketable securities of $7.1 million, which together with any cash flow derived from its investment in AFC will be used to pursue such opportunities. Additionally, NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

      NAC's principal executive offices are located at 555 Madison Avenue, 29th Floor, New York, New York, 10022. Its telephone number is 212-644-1400.

      NAC uses a January 31 year-end for financial reporting purposes. References herein to the fiscal year ended January 31, 2002 shall be the term "Fiscal 2002" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "NAC" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

AUTOMOBILE FINANCING BUSINESS

      NAC's automobile financing operation historically involved investing in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such automobile loans, or interests in pools of such loans (collectively "loan investments"), from member dealers through its wholly-owned subsidiary, NAC, Inc. NAC performed the underwriting and collection functions for all automobile loans it purchased in whole, and also performed such functions where NAC had purchased interests in a pool of such loans. NAC's operations enabled member dealers to provide used car purchase financing to customers who had limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing.

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

      As previously discussed, in Fiscal 2001 NAC sold all of the automobile retail installment loans remaining in NAC's active loan portfolio and substantially all of its remaining charged-off automobile installment loans. After the sale of such loans NAC eliminated essentially all personnel who had previously been engaged in NAC's loan underwriting, processing and collection operations. Effective December 31, 2001, NAC discontinued its automobile financing operation.

E-COMMERCE BUSINESS

      NAC conducted its e-commerce business through ZoomLot. ZoomLot was engaged in the development of services to facilitate, through e-commerce, the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used car dealer's customers with financing, insurance, and other services. ZoomLot's service of matching the consumer automobile loans, or "contracts" submitted by dealers wishing to sell contracts which were retained by them upon the sale of a vehicle against the underwriting criteria of finance companies, and then submitting those contracts to the finance companies whose underwriting criteria the contracts meet, is commonly referred to as "contract aggregation".

      ZoomLot was formed in March 2000 for the purpose of acquiring the Internet-based operations of Cygnet Dealer Finance, Inc. ("CDF"), an affiliated company and acquired these operations from CDF on July 1, 2000. Prior to that date, ZoomLot, which commenced operations in January 2000, was operated as a division of CDF. ZoomLot and CDF share common management, certain personnel, and facilities. In connection with the acquisition of the Internet-based business from CDF, ZoomLot and CDF entered into a management services contract whereby ZoomLot provided management services and was responsible for substantially all operating expenses of CDF in exchange for a monthly management fee equivalent to ..625% (7.5% annually) of CDF's loan portfolio managed by ZoomLot. For Fiscal 2002 and the period from December 15, 2000 (the date of NAC's acquisition of ZoomLot) until January 31, 2001, CDF paid ZoomLot management fees of $626,000 and $145,000, respectively. Under this arrangement, NAC accounted for the management fees as a reduction of ZoomLot's operating expenses which have been included in the loss from discontinued operations.

MOVIE EXHIBITION BUSINESS

      NAC engages in the movie exhibition business through its investment in AFC. AFC is the owner of the Angelika Film Center which it holds under a long term lease having a remaining term of approximately 24 years. AFC is owned 50% by NAC and 50% by Reading International, Inc. Each of the owners of AFC are entitled to a proportionate share of the cash distributions that are paid by AFC.

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

EMPLOYEES

      As of January 31, 2002, NAC employed four people, all located at its corporate headquarters in New York. None of NAC's employees are covered by a collective bargaining agreement. NAC believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES

      NAC's corporate headquarters are leased premises of approximately 5,500 square feet of office space in New York, New York. The aggregate annual base rental for the New York office is $199,000. The lease expires in July 2006.

      NAC leases a document storage warehouse of approximately 6,400 square feet in Solon, Ohio. The aggregate annual base rental for the warehouse is $28,800. The lease expires in June 2004.

       ZoomLot's operations were conducted from office space of approximately 11,000 square feet in Phoenix, Arizona. The aggregate annual base rental for the Phoenix office is $276,000. The lease expires in September 2006. ZoomLot has subleased its office facility to an unrelated third party in the real estate development industry through the remaining term of the lease at an annual rate of $253,000. NAC has accrued and charged as a reduction of the gain on the disposal of ZoomLot's discontinued operations $107,000 for the annual rate differential of $23,000 per year, plus the cost of certain operating expenses due under the terms of the master lease and sublease agreements.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Complaints

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

      On August 31, 2001, NAC received a complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corporation as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty
(30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James
J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

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

      NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative complaint. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. NAC also intends to vigorously defend the Zadra Complaint. A motion to dismiss the Zadra Complaint has also been filed. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.

Self-Insurance Reserves for Property Damage and Personal Injury Claims

      NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's financial services business. That operation was discontinued in Fiscal 1997 as the result of NAC's discontinuation of its automobile rental operations and dealership which are included in the results of discontinued operations (see Note 3 of Notes to Consolidated Financial Statements).

      NAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment. In connection therewith, NAC established certain reserves in its financial statements for the estimated cost of satisfying those claims (see Notes 3 and 15 of Notes to Consolidated Financial Statements).

      NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003. NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the Transamerica Insurance Company ("TIC"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIC has filed a suit (TIC Co. v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIC's) financial responsibility is capped at an amount for less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not be resolved. TIC made a motion to have the court reconsider its decision and NAC has filed a response arguing that the court should take action on this matter at this time. The Court granted TIC's motion and has permitted the action to proceed. NAC's answer is due May 2002.

      Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At January 31, 2002 NAC had accrued $769,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other

      In the normal course of its business, NAC is named as defendant in legal proceedings. It is NAC's policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No items were submitted to a vote of Security Holders during the fourth quarter of Fiscal 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      NAC's Common Stock, $.05 par value, has been trading on the Over-The-Counter Bulletin Board (the "OTCBB"), operated by The Nasdaq Stock Market, Inc., since March 23, 1998 under the ticker symbol "NAKD." Prior to that date, NAC's Common Stock was traded on the New York Stock Exchange under the symbol NAK.

      The following table sets forth the range of the high and low quotations for Common Stock on the OTCBB during the periods indicated as reported by the National Quotation Bureau, Inc. Such market quotations reflect inter-dealer prices, without mark-up, mark-downs or commissions and may not necessarily represent actual transactions

                                                      High    Low
                                                      ----    ---
Year ended January 31, 2001
---------------------------
First Quarter (February 1 - April 30) ..............  $1.28  $ .75
Second Quarter (May 1 - July 31)....................    .91    .73
Third Quarter (August 1 - October 31)...............    .84    .59
Fourth Quarter (November 1 - January 31)............    .80    .27


Year ended January 31, 2002
---------------------------
First Quarter (February 1 - April 30)...............  $ .36  $ .18
Second Quarter (May 1 - July 31)....................    .28    .17
Third Quarter (August 1 - October 31)...............    .28    .14
Fourth Quarter (November 1 - January 31)............    .19    .12

STOCKHOLDERS

      At May 10, 2002 there were 1,181 stockholders of record of NAC's Common Stock based upon a securities position listing furnished to NAC by American Stock Transfer & Trust Company. On that date, the closing bid quotation of the Common Stock on OTCBB was $0.10 per share.

DIVIDEND POLICY

      It has been NAC's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly, NAC has generally not issued a cash dividend. However, NAC does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 2002 and 2001.

ITEM 6.  SELECTED FINANCIAL DATA

      The following sets forth certain selected financial data appearing in or derived from NAC's historical financial statements, adjusted for the discontinued operations of its e-commerce, automobile finance and auto rental business. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

STATEMENT OF OPERATIONS DATA                                       Years Ended January 31,
                                                -----------------------------------------------------------
                                                    2002        2001        2000         1999       1998
                                                -----------  ----------  -----------  ----------- ---------
Revenue                                          $     445   $   4,102   $    2,284   $      635  $       -
Costs and expenses                               $   5,933   $  50,609   $   22,948   $   14,579  $  13,391

Loss from continuing operations                  $ (5,488)   $(46,507)   $ (20,664)   $ (13,944)  $(10,169)
Discontinued operations, net of tax(1)             (9,174)     (1,084)        7,377      (1,671)   (81,515)
Gain (loss) on disposal of discontinued
   operations, net of tax(1)                          394         308         (28)            -          -
                                                -----------  ----------  -----------  ----------- ---------
Net loss                                        $ (14,268)   $(47,283)   $ (13,315)   $ (15,615)  $(91,684)
                                                ===========  ==========  ===========  =========== =========
Basic and diluted (loss) earnings per share
     Continuing operations                      $    (.47)   $  (1.67)   $    (.73)   $    (.49)  $  (0.36)
     Discontinued operations                         (.78)       (.04)         .26         (.06)     (2.85)
     Disposal of discontinued operations               .03         .01           -            -          -
                                                -----------  ----------  -----------  ----------- ---------
        Total                                   $   (1.22)   $  (1.70)   $    (.47)   $    (.55)  $  (3.21)
                                                ===========  ==========  ===========  =========== =========
Weighted average number of shares outstanding
     Basic                                          11,692      27,761       28,169       28,609     28,542
                                                ===========  ==========  ===========  =========== =========
     Diluted                                        11,692      27,761       28,169       28,609     28,542
                                                ===========  ==========  ===========  =========== =========

                                                                      As of January 31,
                                                -----------------------------------------------------------
                                                   2002         2001        2000         1999       1998
                                                -----------  ----------  -----------  ----------- ---------
BALANCE SHEET DATA

Cash and cash equivalents                       $    6,122   $  12,444    $  54,333    $  32,109   $  4,682
Gross finance receivable(2)                              -           -       50,847      115,473    269,690
Total assets                                        20,534      39,066      103,962      127,292    234,114
Notes payable                                            -           -            -            -     83,838
Redeemable preferred stock(3)                            -         629            -            -          -
Total stockholders' equity                          16,325      31,455       83,879       99,776    115,290

OTHER DATA
Gross loans in force(4)                         $        -   $       -    $  51,175    $ 124,314   $347,776

(1) See Note 3 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(2) See Note 5of Notes to Consolidated Financial Statements for further discussion of Installment Loans.

(3) See Notes 2, 3 and 12 of Notes to Consolidated Financial Statements for further discussion of Series C Redeemable Preferred Stock.

(4) Gross loans in force represented the total contractual payments (including payments representing future interest) receivable from the installment loans which NAC owned, or in which NAC owned an interest through the purchase of an interest under sharing arrangements with dealers. The amount included payments that, if collected, would be remitted to the dealers under these sharing arrangements. While not a measure of NAC's loan assets under generally accepted accounting principles, NAC viewed gross loans in force as a measure of the level of its activities and the activities of its competitors.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

      National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through and including December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which is comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment.

Significant Developments in Fiscal 2002

      NAC recently completed a strategic review of its investment in ZoomLot, acquired December 15, 2000, and the development of its e-commerce services. NAC's strategic review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows.

      As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto finance segments. As a result, as of January 31, 2002, NAC is engaged only in the movie exhibition segment.

      In connection with its decision to discontinue the operations of ZoomLot, NAC entered into formal negotiations with the former shareholders of ZoomLot to resolve certain financial obligations of NAC and of the former ZoomLot shareholders resulting from the terms of the Merger Agreement and Plan of Reorganization dated December 15, 2000 (the "Merger Agreement"). Under the Merger Agreement, 666,667 shares of Series C Preferred Stock issued in the acquisition of ZoomLot were forfeitable if ZoomLot did not reach certain financial performance goals by December 31, 2003, and NAC was obligated to redeem, at the option of the holders, the 729,047 shares of the Series C Preferred Stock issued under the Merger Agreement, at a per share price equal to the greater of $15.00 or ten times the fair market price of NAC's Common Stock, if ZoomLot did reach those financial performance goals. Additionally, Ernest G. Garcia II, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., former ZoomLot shareholders, were obligated to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance goals by December 31, 2003. As the result of shares of NAC Common Stock issued upon the conversion of the Series B Preferred Stock issued in the acquisition of ZoomLot, and open market purchases, Mr. Garcia had become the beneficial owner of 17.7% of the then outstanding shares of Common Stock of NAC.

      Since NAC now intended to discontinue ZoomLot's operations prior to December 31, 2003, it was necessary to resolve the effect of that on the obligations of NAC and the former ZoomLot stockholders under the Merger Agreement. As a result of the negotiations, on January 31, 2002, NAC entered into an Exchange and Repayment Agreement ("Exchange Agreement") dated January 31, 2002 with Mr. Garcia, Cygnet Capital Corporation, Verde Reinsurance Company Ltd., Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS

Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel, Steven P. Johnson, Mark Sauder, Colin Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon, who collectively were the former shareholders of ZoomLot.

      The Exchange Agreement sets forth the agreement among all the parties to terminate the operations of ZoomLot. The parties agreed, among other things, that the financial performance goals (specifically the "First Objective" and the "Second Objective" as those terms are defined in the Merger Agreement) had not and would not be met. Accordingly, the 666,667 shares of Series C Preferred Stock forfeitable if those goals were not met were deemed forfeited and were to be returned and surrendered to NAC. For financial reporting purposes, those shares of Series C Preferred Stock had been treated as contingently issuable, and accordingly their return had no effect on NAC's consolidated financial statements.

      Additionally, under the Exchange Agreement, the contingent obligation of Mr. Garcia, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance goals by December 31, 2003 was resolved by (i) the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share, (ii) the return to NAC of 62,380 shares of NAC Series C Redeemable Preferred Stock at an aggregate agreed-upon value of $854,875, which represented the carrying amount of such shares of Series C Preferred Stock in NAC's consolidated financial statements, and (iii) the issuance to NAC of a promissory note in the amount of $986,048, payable, together with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 30, 2003.

      For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock, recorded the 62,380 shares of Series C Redeemable Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000. See "Discontinued Operations" and Notes 2 and 3 of Notes to Consolidated Financial Statements.

      As a further consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile financing operations had not previously been classified as a discontinued operation. As a result of the formal decision reached in connection with the decision to discontinue ZoomLot's operations, the automobile financing operations were classified as a discontinued operation as of January 31, 2002. See "Discontinued Operations" and Note 3 of Notes to Consolidated Financial Statements.

Significant Developments in Fiscal 2001

      Settlement of Frankino Litigation and Repurchase of Common Stock from Frankino Parties. On November 3, 2000, NAC entered into a Settlement Agreement with Mr. Frankino, individually, as trustee and president of the Samuel J. Frankino and Connie M. Frankino Charitable Foundation, as trustee of the Corrine
L. Dodero Trust for the Arts and Sciences and as managing partner of the Frankino and Frankino Investment Company, a Nevada general partnership, (Mr. Frankino and all such entities referred to herein collectively as "Frankino Parties"). The Settlement Agreement, among other things, settled all of the litigation between NAC and Mr. Frankino, and resulted in the repurchase by NAC of all of NAC's securities held by the Frankino Parties and certain other parties. In conjunction with the settlement of the above-referenced litigation, the parties to the litigations, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton, exchanged general releases and releases against future claims.

      Under the terms of the Settlement Agreement, NAC (i) repurchased an aggregate of 15,743,012 shares of Common Stock of NAC owned by the Frankino Parties for a total purchase price of $35.3 million, or $2.245 per share of Common Stock; (ii) repurchased an aggregate of 120,348 shares of Common Stock of NAC owned by certain of NAC's directors including shares of Common Stock held by William Maund, Lorraine Dodero, William Dodero and Lorraine Dodero, as joint tenants with rights of survivorship, and shares of Common Stock held by Lorraine Dodero, as a trustee of a grantor trust for the benefit of her daughter, Corrine Dodero, for a total purchase price of $181,000 (such repurchase of the 120,348 shares was completed on January 4, 2001), or $1.50 per share of Common Stock; and (iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2.0 million.

      As a result of the repurchases of shares of Common Stock under the Settlement Agreement, NAC expensed in the fourth quarter of Fiscal 2001, $25.1 million representing the excess of the amount paid under the Settlement Agreement over the market value of the shares repurchased.

      Stock Purchase and Standstill Agreement with Reading. On November 3, 2000, simultaneously with the execution and closing of the Settlement Agreement with the Frankino Parties, NAC executed and closed a Stock Purchase and Standstill Agreement ("Reading Agreement") with Reading, FA, Inc., a Nevada corporation and a wholly-owned subsidiary of Reading ("FA"), Citadel Holding Corporation, a Nevada corporation ("Citadel"), and Craig Corporation, a Nevada corporation ("Craig"), (collectively the "Reading Stockholders"). Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of Common Stock and 100 shares of Series A Preferred Stock, par value $.05 per share.

      Under the terms of the Reading Agreement, NAC repurchased from the Reading Stockholders 5,277,879 shares of Common Stock and all 100 shares of Series A Preferred Stock for an aggregate purchase price of $8.5 million, or $1.60 per share.

      On December 15, 2000, NAC entered into a second agreement with the Reading Stockholders for the repurchase of 4,777,121 shares of Common Stock for an aggregate price of $8.0 million, and on December 21, 2000, NAC purchased 25,000 shares of Common Stock from an associate of Reading for $41,000. As a part of the second agreement, the provisions of the November 3, 2000 Stock Purchase and Standstill Agreement that had continuing effect were terminated.

      As a result of the repurchases of shares of Common Stock from the Reading Stockholders, NAC expensed $10.5 million in the fourth quarter of Fiscal 2001, representing the excess of the amount paid for the shares repurchased from Reading Stockholders over the aggregate market value of such shares.

      See Note 12 of Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

      Interest Income on Investments: Interest income is derived principally from the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from investments in Fiscal 2002 was $344,000 as compared to $3.9 million in Fiscal 2001. The decrease in interest income is substantially due to a significant decrease in invested funds from Fiscal 2001 to Fiscal 2002. During the fourth quarter of Fiscal 2001, NAC utilized its cash liquidity to repurchased 25,943,360 shares of NAC Common Stock for an aggregate of $52.0 million. As a consequence of the repurchase of Common Stock, NAC's average cash reserves and investments in marketable securities, commercial paper and money market accounts were $9.1 million in Fiscal 2002 as compared to $57.5 million for Fiscal 2001. Interest income for Fiscal 2000 was $2.3 million during which time NAC's average cash reserves and investments in marketable securities, commercial paper and money market accounts were $41.7 million.

      Income from Investment in AFC: NAC accounts for its investment in AFC using the equity method. For Fiscal 2002 and the nine months from April 5, 2000 (the date of NAC's acquisition of its investment in AFC) to December 31, 2000 NAC realized income from its investment in AFC of $101,000 and $230,000, respectively, which represents NAC's share of AFC net income, net of NAC's amortization expense.

      AFC's fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

                                          Years Ended December 31,
                                          ------------------------
                                           2001     2000     1999
                                          ------   ------   ------
Revenues                                  $6,958   $6,462   $7,376

Film rental                                2,243    2,087    1,909
Operating costs                            3,127    2,509    2,635
Depreciation and amortization                693      692      688
General and administrative  expenses         149      184      418
                                          ------   ------   ------
                                           6,212    5,472    5,650
                                          ------   ------   ------
Net income                                $  746   $  990   $1,726
                                          ======   ======   ======

NAC's proportionate share of net income   $  373   $  434   $ --
Amortization expense                         272      204
                                          ------   ------   ------
Income from investment in AFC             $  101   $  230   $ --
                                          ======   ======   ======

      As the result of the combined effects of a 1.9% increase in attendance and 4.2% increase in average ticket prices, revenues increased $496,000 for the year ended December 31, 2001 as compared to the year ended December 31, 2000. AFC's revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits and other factors. AFC revenues for the year ended December 31, 2000 were $6.5 million as compared to $7.4 million for the year ended December 31, 1999. The decrease in revenues from period to period was due principally to the net effect of a 17.4% decrease in attendance offset by a 6.6% increase in average ticket prices.

      For the years ended December 31, 2001, 2000 and 1999, film rental expense, as a percentage of revenues, were 32.2%, 32.2% and 25.9%, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.

      For the years ended December 31, 2001, 2000 and 1999, operating expense were $3.1 million, $2.5 million and $2.6 million, respectively. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses. Operating expenses of AFC have increased $618,000 for the year ended December 31, 2001 to $3.1 million from $2.5 million for the year ended December 31, 2000. The increase in operating expenses is a result principally of an increase in advertising expenditures of $300,000 as AFC expanded its advertising programs for the year to increase attendance. Operating expenses for the year ended December 31, 1999 were fairly constant at $2.6 million.

      General and Administrative: General and administrative expenses include cost of executive, accounting and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses decreased $2.3 million for Fiscal 2002 to $5.4 million from $7.7 million for Fiscal 2001. General and administrative expenses were $4.7 million for Fiscal 2000.

      The decrease in general and administrative expenses of $2.3 million in Fiscal 2002, as compared to Fiscal 2001, was due to (i) a one time bonus of $750,000 paid in Fiscal 2001 awarded to the Chairman of the Board for past services, (ii) a decrease of $400,000 in depreciation and amortization as a result of the sale of property during Fiscal 2001, and (iii) a decrease of $857,000 related to a reduction of professional services, inclusive of board of director fees, contracted by NAC. The increase in general and administrative expenses of $2.9 in Fiscal 2001 as compared to Fiscal 2000 was due (i) to an increase in director fees of $1.2 million (director fees of approximately $1.1 million were classified in litigation and other charges in Fiscal 2000) and the one-time bonus awarded to the Chairman of the Board of $750,000; (ii) an increase in salaries and benefits and compensation expense for a grant of NAC's Common Stock of 350,000 shares to the chief executive officer; and (iii) the reduction of the Fiscal 2000 expenses (with no similar reductions in Fiscal
2001) from a credit recorded when NAC was able to settle certain state tax liabilities at amounts less than initially estimated.

      Litigation and Other Charges: In Fiscal 1998, following the resignation of Deloitte & Touche LLP, NAC instituted investigations of its previous financial reporting and underwent changes in management. NAC accrued initial estimates of certain resulting costs, and additional costs in excess of those initial estimates are being expensed as incurred or as such estimates are revised. In the first quarter of Fiscal 2001, NAC accrued an initial estimate of the costs to be incurred in the litigation with Mr. Frankino that commenced in April 2000, and additional cost in excess of that initial estimate were expensed as incurred or as such estimate was revised.

      Included in the results of operations for Fiscal 2002, 2001 and 2000, respectively, are the following costs related to the litigation, investigations and management changes (in thousands):

                                                              Years Ended January 31,
                                                            ----------------------------
                                                             2002      2001      2000
                                                            ------    -------   -------
Legal and settlement costs relating to litigation matters   $  --     $ 5,799   $ 7,037
Crisis management consulting                                   --         116     3,063
Financing, loan waiver and prepayment fees                     --        --         408
Fees for special independent audits                            --        --         523
Costs of special investigations                                --        --         273
Other                                                          --         375         4
                                                            ------    -------   -------
                                                            $  --     $ 6,290   $11,308
                                                            ======    =======   =======

      Cost Related to Purchase of Shares: The Fiscal 2001 expense of $35.6 million results from the repurchases of 25,943,360 shares of its Common Stock in two transactions during the fourth quarter of Fiscal 2001 (see "General - Significant Developments in Fiscal 2001"). During Fiscal 2000 NAC repurchased 2,849,630 shares of its Common Stock pursuant to an option agreement (the "Option Agreement"), which NAC entered into with a then-unaffiliated stockholder on May 10, 1999.

      Write-down of Assets Held for Sale: NAC has certain investments in affordable housing projects which previously NAC had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of Fiscal 2000, NAC committed to a plan to sell the investments and recorded, in that quarter, a write-down of $4.7 million to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During Fiscal 2001, NAC reduced its original estimate of the fair value of the investments to $2.7 million, primarily due to the expiration of certain tax credits and the increase of the effective yield used in determining the fair value. As a result, NAC recorded an additional write-down of $3.2 million.

      On January 14, 2002, NAC sold its limited partnership interests in eight projects to Idacorp Financial Services, Inc. ("Idacorp Financial") for $2.5 million. In connection with the sale NAC agreed to obtain certain Low-Income Housing Credit Disposition Bonds (the "Bonds") meeting the requirements of
Section 42(j)(6) of the Internal Revenue Code of 1986, as amended, at its own expense and Idacorp Financial agreed to reasonably cooperate with NAC and to make best efforts to cause the respective general partners of each of the partnerships to provide NAC with information reasonably available to the partnerships that is reasonably necessary to obtain such Bonds. NAC incurred costs, comprised of closing costs, transfer fees and fees for the Bonds, of $510,000 and as a result incurred a loss (reflected in continuing operations) of $549,000. NAC retained its limited partnership interests in three projects, which at January 31, 2002 are included in other assets at their estimated fair market value of $200,000.

       During the fourth quarter of Fiscal 2000, NAC also committed to plans to sell certain real estate investments. During Fiscal 2001, NAC sold the investments for aggregate cash proceeds of approximately $1.0 million and recorded a loss on sale of $215,000.

      Income Taxes: For Fiscal 2002, 2001 and 2000, NAC recorded income tax benefits of $331,000, $1.2 million and $3.8 million, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior year's taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. These tax benefits arose and are a component of discontinued operations. In addition, NAC has an income tax refundable in the amount of $3.5 million at January 31, 2002.

      As of January 31, 2002 NAC has net operating loss carryforwards of $75.9 million that may be used to reduce future taxable income, subject to limitations. NAC also has unused low income housing credits totaling $6.6 million. At January 31, 2002, NAC has claims for refunds in the amount of $3.5 million.

      As a result of NAC's November 3, 2000 repurchases of shares of its Common Stock, NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership", the use of net operating loss carryforwards totaling $56.7 million incurred prior to November 3, 2000 will be subject to significant annual limitation. Additionally, the use of low income housing tax credit carryforwards of $5.2 million generated prior to November 3, 2000 will be subject to the
Section 382 limitation. The use of the net operating loss and low income housing credit carryforwards incurred after November 3, 2000, which total $19.2 million and $1.3 million, respectively, as of January 31, 2002, are not subject to the
Section 382 limitation.

      As of January 31, 2002 NAC has $3.0 million of alternative minimum tax credits which may be applied against any future alternative minimum taxes which exceed regular income taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

DISCONTINUED OPERATIONS

      E-commerce Operations: In Fiscal 2002 NAC's e-commerce operations incurred an operating loss of $9.4 million, reflecting revenues of $867,000 and expenses of $10.2 million. Included in the expenses of $10.2 million were non-cash charges of $7.4 million for the amortization and write-off of the goodwill arising in the December 2000 acquisition of ZoomLot. The remaining expenses of $2.8 million represent the expenses incurred in ZoomLot's attempts to develop its e-commerce method of facilitating the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used auto dealers' customers with financing, insurance and other services.

      In Fiscal 2001 NAC's e-commerce operations incurred an operating loss of $628,000 principally as the result of operating expenses of $708,000 which represent goodwill amortization of $191,000 and expenses of $517,000 incurred in ZoomLot's attempts to develop its e-commerce business. These Fiscal 2001 amounts reflect the activity of ZoomLot for the 46 days during Fiscal 2001 that it was owned by NAC.

      Automobile Financing: In fiscal 2002 NAC's automobile financing operations generated operating income of $658,000, comprised of $155,000 from the collection of previously charged off loans, the gain of $34,000 from the sale of its remaining charged off loans, and a $468,000 reduction in the provision for credit losses.

      In fiscal 2001 NAC's automobile financing operations incurred an operating loss, after income tax benefit, of $1.8 million. On March 17, 2000, NAC, acting through NAC, Inc., a wholly-owned subsidiary, sold to Crescent Bank & Trust substantially all of the automobile retail installment loans remaining in NAC's active portfolio for $17.9 million. In prior transactions in March 2000, NAC, Inc., sold to First Southwestern Financial Services, for $2.7 million, certain automobile retail installment loans held in NAC's active portfolio and to Ameristar Financial Servicing Company, L.L.C., for $2.2 million, certain automobile retail installment loans held in NAC's portfolio of charged-off accounts (representing approximately one-third of the charged-off portfolio). In other transactions, NAC sold a portion of its charged-off portfolio for approximately $1.4 million. In all of the transactions, the buyer was an independent party that did not have a material relationship with NAC, nor was the buyer an affiliate of NAC, a director or officer of NAC or an associate of any officer or director of NAC. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing. The sale of the loans resulted in an aggregate loss of approximately $1.4 million, which NAC reported in Fiscal 2001. Additionally, as the result of the sale of the loans, NAC's interest income from the loans was substantially reduced in Fiscal 2001, to $404,000 from $7.3 million in fiscal 2000. NAC recorded a reversal into income of previously recorded credit losses of $1,365,000 for Fiscal 2001. In determining the allowance for credit losses, NAC used weighted-average estimates of future cash flows from its loans expressed as a percentage of the contractual amounts receivable, which was approximately 58% at February 29, 2000 (prior to the sale of the loans as described above) and resulted in a reversal into income of $856,000. NAC recorded a reversal into income of an additional $509,000 as a result of cash received from loans previously charged-off.

      In fiscal 2000 NAC's automobile financing operations generated after-tax operating income of $6.6 million. The operating results for fiscal 2000 include a reduction in the allowance for credit losses of $6.1 million. Additionally, for Fiscal 2000, NAC recorded an income tax benefit of $3.3 million. The income tax benefit represented (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years' taxable income, and (ii) adjustments to revise (reduce) previous estimates of certain income taxes. The reduction in the allowance for credit losses recorded in Fiscal 2000 is principally the result of cash flows from loan collections during that period which exceeded the amounts projected that was used in establishing the allowance for credit losses at January 31, 1999.

      Auto Rental: NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as a result of NAC's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations). For the years ended January 31, 2002 and 2001, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note15 of Notes to Consolidated Financial Statements). For the year ended January 31, 2000, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims and the effects of the favorable settlement of certain state tax (other than income tax) matters for amounts less than previously estimated and accrued.

LIQUIDITY AND CAPITAL RESOURCES

      During Fiscal 2002, NAC used $7.5 million cash flows from continuing operations. This is due to the effect of (i) NAC's net loss from continuing operations of $5.5 million less net non-cash charges of $1.1 million and (ii) the $3.1 million net change in operating assets and liabilities. NAC also used $2.1 million of cash from the various discontinued operations. NAC generated $3.3 million in cash flows from investing activities principally as the result of the proceeds of $2.1 million from its sale of assets and distributions from AFC of $909,000.

      During Fiscal 2001, NAC used $49.8 million of cash flows from continuing operations. This was due to NAC's net loss from continuing operations of $46.5 million, which includes the $35.6 million (the portion charged to expense) of the $52.0 million paid to repurchase shares of NAC Common Stock, plus the net non-cash charges of $2.0 million. This amount was further offset by a $5.4 million net change in operating assets and liabilities. NAC also used $5.9 million of cash from the various discontinued operations. NAC generated $35.5 million in cash flows from investing activities principally as the result of collections and the proceeds from its loan portfolio of $24.2 million and the proceeds from the sale of property of $8.6 million. NAC used $21.6 million in financing activities as the result of the payments to repurchase shares of $16.4 million and the payment on notes payable of $5.2 million assumed by NAC as part of the ZoomLot acquisition.

      During Fiscal 2000, NAC used $15.7 million of cash flows from continuing operations. This was due to NAC's net loss from continuing operations of $20.6 million, which includes the $2.2 million (the portion charged to expense) of the total $4.8 million paid to repurchase shares of NAC's Common Stock, plus the net non-cash charges of $5.8 million. This amount was further offset by a $810,000 net change in operating assets and liabilities. NAC also used $3.2 million of cash from the various discontinued operations. NAC generated $43.7 million in cash flows from investing activities principally as the result of $45.8 million of cash flows from the net reduction in the size of its loan portfolio. NAC used $2.6 million of cash flows from financing activities primarily as the result of the purchase of the treasury stock. The net cash flows generated by these sources were used to finance the negative operating cash flows.

      NAC believes that the available cash and cash equivalents and marketable securities of $7.1 million and the investment income there from, the collection of the income tax refund of $3.5 million as well as the cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, and fund its activities through January 31, 2003 as NAC explores new strategic business alternatives. As discussed in Note 15 of Notes to Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints. Although NAC intends to vigorously defend each of the claims, each of these litigations are in a very early stage, and no prediction can be made with respect to their ultimate outcomes. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

OTHER

      New Accounting Pronouncements. On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for NAC are as follows:

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

      Prior to NAC's decision in December 2001 to discontinue ZoomLot's operations and the resulting write-off of the goodwill arising from the acquisition of ZoomLot, NAC was recognizing goodwill amortization of $191,000 per month for the amortization of that goodwill. NAC will no longer recognize this charge as a result of the discontinuation of ZoomLot operations. NAC also recognizes a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 142 will have on its results of operations, cash flows or financial position.

      In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs is amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 143 will have on its results of operations, cash flows or financial position.

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provision of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in APB 30 to separately identify and report discontinued operations. However, SFAS extends the APB 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or is classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 144 will have on its results of operations, cash flows or financial position.

      Inflation.  Inflation has not had a material affect on NAC's business.

FORWARD-LOOKING STATEMENTS

      Various statements made in this Item 7 and elsewhere in this Annual Report on Form 10-K concerning the manner in which NAC intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. NAC may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the Board of Directors to promptly determine what strategic business plan NAC should pursue, the failure of NAC to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions, or any adverse outcome of the pending shareholder actions or other litigation.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Like virtually all commercial enterprises, NAC can be exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

      NAC does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly, NAC is not exposed to market risk from these sources.

      NAC's automobile loan portfolio was comprised of fixed rate financing agreements with high credit risk consumers. The rates on these financing agreements cannot be increased for changes in market conditions, and accordingly these loans were not subject to market risk.

      As of January 31, 2002, NAC has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


      We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/Grant Thornton LLP
Cleveland, Ohio
April 9, 2002

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              January 31,
                                                        ----------------------
                                                           2002        2001
                                                        ---------    ---------
ASSETS
Cash and cash equivalents                               $   6,122    $  12,444
Marketable securities (Notes 1 and 4)                         994        1,083
Investment in AFC (Note 6)                                  9,220       10,027
Property and equipment, net of accumulated
  depreciation of $57 and $186, respectively (Note 1)          71          789
Goodwill (Notes 1, 2 and 3)                                    --        6,673
Assets held for sale (Note 8)                                  --        2,785
Income taxes refundable                                     3,507        3,664
Other assets                                                  620        1,601
                                                        ---------    ---------
TOTAL ASSETS                                            $  20,534    $  39,066
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Self-insurance claims (Note 15)                       $     769    $     970
  Accrued income taxes (Note 11)                              697        1,029
  Other liabilities (Note 10)                               2,743        4,983
                                                        ---------    ---------
                                                            4,209        6,982

COMMITMENTS AND CONTINGENCIES (Note 15)                        --           --

REDEEMABLE PREFERRED STOCK (Note 12)
     (redemption value of $936 in 2001)
                                                               --          629

STOCKHOLDERS' EQUITY (Notes 2, 3 and 12)
Preferred stock                                                --           --

Common stock - $.05 par value,
  authorized 40,000,000 shares, issued
  39,377,589 and 39,420,437 shares, respectively            1,969        1,971
Common stock to be issued                                      --          219
Additional paid-in capital                                174,337      174,385
Retained deficit                                         (136,346)    (121,801)
Accumulated other comprehensive loss                         (133)         (44)
Treasury stock, at cost, 30,735,835 and 27,901,305
  shares, respectively                                    (23,502)     (23,275)
                                                        ---------    ---------
                                                           16,325       31,455
                                                        ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  20,534    $  39,066
                                                        =========    =========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Years Ended January 31,
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
REVENUE
     Interest income on investments                             $    344    $  3,872    $  2,284
     Income from investment in AFC                                   101         230        --
                                                                --------    --------    --------
          Total                                                      445       4,102       2,284

COSTS AND EXPENSES
     General and administrative                                    5,384       7,696       4,750
     Litigation and other charges (Note 15)                           --       6,290      11,308
     Write-off of option (Note 6)                                     --         500          --
     Loss (gain) on sale of property (Notes 7 and 8)                 549      (2,868)         --
     Cost related to purchase of shares (Note 12)                     --      35,593       2,224
     Write-down of assets held for sale (Note 8)                      --       3,398       4,666
                                                                --------    --------    --------
          Total                                                    5,933      50,609      22,948
                                                                --------    --------    --------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                             (5,488)    (46,507)    (20,664)

Benefit for income taxes (Note 11)                                    --          --          --
                                                                --------    --------    --------

LOSS FROM CONTINUING OPERATIONS                                   (5,488)    (46,507)    (20,664)

DISCONTINUED OPERATIONS, NET OF TAX (Note 3)                      (9,174)     (1,084)      7,377
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS (Note 3)          394         308         (28)
                                                                --------    --------    --------

NET LOSS                                                         (14,268)    (47,283)    (13,315)

Accretion of discount on redeemable preferred stock (Note 12)        226          12          --
                                                                --------    --------    --------
NET LOSS APPLICABLE TO COMMON STOCK                             $(14,494)   $(47,295)   $(13,315)
                                                                ========    ========    ========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                                      $   (.47)   $  (1.67)   $   (.73)
     Discontinued operations                                        (.78)       (.04)        .26
     Disposal of discontinued operations                             .03         .01          --
                                                                --------    --------    --------
          Net loss per share                                    $  (1.22)   $  (1.70)   $   (.47)
                                                                ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (000's)
     Basic and diluted                                            11,692      27,761      28,169
                                                                ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  Preferred Stock                Common Stock
                                              ------------------------       ---------------------      Common       Additional
                                                                  Par                        Par       Stock to       Paid-In
                                                Shares           Value         Shares       Value      be Issued      Capital
                                              ----------      ---------      -----------   -------     ---------     ----------
BALANCE, JANUARY 31, 1999                             -       $       -       29,982,512   $ 1,500     $       -     $ 166,168

Net loss
Treasury stock purchase
Stock cancelled under benefit plans                                              (19,211)       (2)                        (29)
                                              ----------      ---------      -----------   -------     ---------     ----------
BALANCE, JANUARY 31, 2000                             -               -       29,963,301     1,498             -       166,139

Net loss
Stocks issued for
   investment in AFC (Note 6)                       100               -        6,762,247       338                       6,954
Acquisition of ZoomLot (Note 2)                 270,953             135                                                  1,312
Repurchase of Series A
   preferred stock (Note 12)                       (100)              -
Conversion of Series B
   preferred stock (Note 12)                   (270,953)           (135)       2,709,530       135                           -
Repurchase of common
   shares (Note 12)
Stock award (Note 13)                                                                                        219
Stock cancelled under
   benefit plans                                                                 (14,641)        -                         (20)
Accretion on redeemable preferred stock
Other comprehensive income (loss)
     unrealized loss on marketable
     securities
                                              ----------      ---------      -----------   -------     ---------     ----------
BALANCE, JANUARY 31, 2001                             -               -       39,420,437     1,971           219       174,385

Net loss
Stock award                                                                                                 (219)
Accretion on redeemable preferred stock
Return of common stock in settlement of
    ZoomLot agreements (Notes 2 and 3)
Stock cancelled under benefit plans                                              (42,848)       (2)                        (48)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities
                                              ----------      ---------      -----------   -------     ---------     ----------

BALANCE, JANUARY 31, 2002                             -       $       -       39,377,589   $ 1,969     $       -     $ 174,337
                                              ==========      =========      ===========   =======     =========     ==========


                                                                            Other                    Comprehensive
                                              Retained      Treasury    Comprehensive                   Income
                                              Deficit        Stock      Income (loss)     Total         (Loss)
                                              ----------   ----------   -------------   --------     --------------
BALANCE, JANUARY 31, 1999                     $ (55,789)   $ (12,103)     $       -     $ 99,776

Net loss                                        (13,315)                                $(13,315)     $ (13,315)
Treasury stock purchase                                       (2,551)                     (2,551)
Stock cancelled under benefit plans                                                          (31)
                                              ----------   ----------   -------------   --------     --------------
BALANCE, JANUARY 31, 2000                       (69,104)     (14,654)             -       83,879      $ (13,315)
                                                                                                     ==============
Net loss                                        (47,283)                                 (47,283)     $ (47,283)
Stocks issued for
   investment in AFC (Note 6)                    (5,402)       7,816                       9,706
Acquisition of ZoomLot (Note 2)                                                            1,447
Repurchase of Series A
   preferred stock (Note 12)                                                                   -
Conversion of Series B
   preferred stock (Note 12)                                                                   -
Repurchase of common
   shares (Note 12)                                          (16,437)                    (16,437)
Stock award (Note 13)                                                                        219
Stock cancelled under
   benefit plans                                                                             (20)
Accretion on redeemable preferred stock             (12)                                     (12)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities                                                                 (44)         (44)           (44)
                                              ----------   ----------   -------------   --------     --------------
BALANCE, JANUARY 31, 2001                      (121,801)     (23,275)           (44)      31,455      $ (47,327)
                                                                                                     ==============
Net loss                                        (14,268)                                 (14,268)     $ (14,268)
Stock award                                         (51)         204                         (66)
Accretion on redeemable preferred stock            (226)                                    (226)
Return of common stock in settlement of
    ZoomLot agreements (Notes 2 and 3)                          (431)                       (431)
Stock cancelled under benefit plans                                                          (50)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities                                                                 (89)         (89)           (89)
                                              ----------   ----------   -------------   --------     --------------

BALANCE, JANUARY 31, 2002                     $(136,346)   $ (23,502)       $  (133)   $  16,325      $ (14,357)
                                              ==========   ==========   =============   ========     ==============

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Years Ended January 31,
                                                                              --------------------------------
                                                                                2002        2001        2000
                                                                              --------    --------    --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss                                                                      $(14,268)   $(47,283)   $(13,315)
Adjustments to reconcile net loss to net cash
   (used in) provided by continuing operating activities:
     Loss from discontinued operations                                           9,174       1,084      (7,377)
     Gain on disposal of discontinued operations                                  (394)       (308)         28
     Depreciation and amortization                                                 606         779       1,119
     Gain on sale of property                                                       --      (2,868)         --
     Write-off of option                                                            --         500          --
     Loss on write-down of assets held for sale                                    589       3,398       4,666
     Stock compensation                                                           (116)        199         (31)
Changes in operating assets and liabilities:
     Accrued income tax/refundable                                                (175)         --          --
     Other liabilities                                                          (2,240)     (7,092)     (1,116)
     Other operating assets and liabilities, net                                  (691)      1,727         306
                                                                              --------    --------    --------
         Net cash used in continuing operating activities                       (7,515)    (49,864)    (15,720)
                                                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on gross finance receivable                                 155       5,730      61,155
   Proceeds from sale of loans                                                     313      24,187          --
   Change in contracts in progress                                                 614          --          --
   Proceeds from sale of property                                                   --       8,606          --
   Proceeds from sale of assets held for sale                                    2,065       1,041          --
   Purchase of loans                                                                --          --     (15,316)
   Investments and acquisitions                                                     --      (1,690)         --
   Proceeds from AFC distributions                                                 909         556          --
   Purchase of marketable securities                                                --     (25,092)         --
   Proceeds from sale of marketable securities                                      --      23,820          --
   Purchase of other property and equipment                                       (326)       (188)     (1,091)
   Purchase of affordable housing investments                                     (471)     (1,455)     (1,017)
                                                                              --------    --------    --------
        Net cash provided by investing activities                                3,259      35,515      43,731
                                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on operating debt and notes payable                                 --      (5,185)         --
   Payments to acquire treasury stock                                               --     (16,437)     (2,551)
                                                                              --------    --------    --------
       Net cash used in financing activities                                        --     (21,622)     (2,551)
                                                                              --------    --------    --------
(Decrease) increase in cash and cash equivalents from continuing operations     (4,256)    (35,971)     25,460
(Decrease) in cash and cash equivalents from discontinued operations            (2,066)     (5,918)     (3,236)
Cash and cash equivalents at beginning of year                                  12,444      54,333      32,109
                                                                              --------    --------    --------
Cash and cash equivalents at end of year                                      $  6,122    $ 12,444    $ 54,333
                                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                              $     --    $     --    $     67
                                                                              ========    ========    ========
   Income taxes paid                                                          $    293    $    697    $    105
                                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION: National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through and including December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which was comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment.

      NAC recently completed a strategic review of its investment in ZoomLot, acquired December 15, 2000 and the development of its e-commerce services. NAC's strategic review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows.

      As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. In the first and second quarters of the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 31, 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile finance operations had not previously been classified as a discontinued operation. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations, and as of January 31, 2002, NAC is engaged only in the movie exhibition segment.

      NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the amounts of NAC and its wholly-owned subsidiaries and its investment in AFC, a 50% owned limited liability company, which is accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      CASH EQUIVALENTS: All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value.

      GOODWILL: Goodwill arising from NAC's acquisition of ZoomLot was being amortized on a straight-line basis over a three-year period until NAC's decision in December 2001 to discontinue ZoomLot's operations and the resulting write-off of the goodwill arising from the acquisition of ZoomLot which remained at that date (see Notes 2 and 3). NAC's initial investment in AFC exceeded its share of AFC's net assets and that portion of the investment is accounted for in a manner similar to goodwill and amortized on a straight-line basis over 20 years (see
Note 6).

      IMPAIRMENT OF LONG-LIVED ASSETS: NAC evaluates impairment of long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows (undiscounted and without interest charges) over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the carrying amount of the asset is reduced to its estimated fair value through a charge to income. Certain of these long-lived assets are being disposed of and have been written-down to their estimated fair value (see Notes 3 and 8).

      MARKETABLE SECURITIES: Marketable securities consist of U.S. Government Agency mortgage-backed obligations, mortgage-backed securities and mutual funds. NAC accounts for its marketable securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that marketable debt and equity securities be adjusted to market value at the end of each accounting period, except in the case of debt securities which a holder has the positive intent and ability to hold to maturity, in which case the debt securities are carried at amortized cost. For marketable debt and equity securities carried at market value, unrealized market value gains and losses are included directly in net income if the securities are actively traded for short-term profit, or otherwise are charged or credited to a separate component of stockholders' equity ("accumulated other comprehensive income (loss)").

      NAC determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At January 31, 2002 and 2001, all marketable securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income (loss)"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      PROPERTY AND EQUIPMENT: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

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

      ACCOUNTING FOR STOCK-BASED COMPENSATION: NAC accounts for stock options and awards in accordance with SFAS 123, "Accounting for Stock-Based Compensation", which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on net income (loss) and earnings (loss) per share had NAC adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards (see Note
13).

      EARNINGS PER SHARE: Basic earnings per share is computed by dividing net income (loss), after reduction for the accretion of the discount on NAC's Series C Redeemable Preferred Stock (see Note 12), by the weighted-average number of Common Shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an antidilutive effect on loss per share for Fiscal 2002, 2001 and 2000.

      NEW ACCOUNTING PRONOUNCEMENTS: On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for NAC are as follows:

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   o Effective February 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

   o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      Prior to NAC's decision in December 2001 to discontinue ZoomLot's operations and the resulting write-off of the goodwill arising from the acquisition of ZoomLot, NAC was recognizing goodwill amortization of $191,000 per month for the amortization of that goodwill. NAC will no longer recognize this charge as a result of the discontinuation of ZoomLot operations. NAC also recognizes a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 142 will have on its results of operations, cash flows or financial position.

      In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record to the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs is amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 143 will have on its results of operations, cash flows or financial position.

      In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provision of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in APB 30 to separately identify and report discontinued operations. However, SFAS extends the APB 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or is classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and will be adopted by NAC effective February 1, 2002. NAC is currently evaluating the potential impact, if any, of the adoption of SFAS 144 will have on its results of operations, cash flows or financial position.

      RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 2 - ACQUISITIONS

      On December 15, 2000, NAC entered into a Merger Agreement and Plan of Reorganization (the "Merger Agreement") to acquire ZoomLot. Under the terms of the Merger Agreement, NAC issued to the former ZoomLot stockholders 270,953 shares of its Series B Convertible Preferred Stock and 729,047 shares of its Series C Redeemable Preferred Stock, each at $.50 par value. Pursuant to the terms of the Series B Convertible Preferred Stock, on December 15, 2000 NAC obtained the right to call for the conversion of the shares of Series B Convertible Preferred Stock, and NAC converted the 270,953 shares of the Series B Convertible Preferred stock into 2,709,530 shares of NAC Common Stock.

      The holders of the Series C Redeemable Preferred Stock had certain rights to require the redemption of the shares. At any time after the earlier of September 30, 2003 or the occurrence of a "redemption event" (but no event earlier than January 1, 2003) the holder of each share of Series C Redeemable Preferred Stock would have been entitled to redeem each Series C share for a cash payment by NAC equal to the greater of (i) $15.00 (as adjusted for any stock splits, stock dividends, recapitalizations or similar events), plus all declared but unpaid dividends on such shares or (ii) ten times the fair market price (determined based on the average daily closing price of NAC's Common Stock for the twenty days preceding the redemption date) of a share of Common Stock as of the date of notice for redemption was received by NAC. However, under the terms of the Merger Agreement 666,667 shares of the Series C Redeemable Preferred Stock were subject to forfeiture unless certain financial performance "objectives" were met or certain "valuation events" occurred, and any shares of Series C Redeemable Preferred Stock that were subject to forfeiture could not be redeemed until such forfeiture provisions no longer applied. A "redemption event" would have been deemed to have occurred if (i) ZoomLot has met an "objective", as described below, which eliminated the forfeiture of Series C shares, or (ii) there had occurred a "valuation event" which eliminated the forfeiture of the Series C shares. Specifically, one-half of the 666,667 Series C Preferred Redeemable Shares would have been forfeited, if, by December 31, 2003, ZoomLot, including any of its subsidiaries, had failed to achieve zero or positive earnings, before interest expense, interest income, depreciation, amortization and extraordinary items but after applicable income taxes, for a period of six consecutive months, and the remaining one-half of those shares would have been forfeited if, by December 31, 2003, ZoomLot, including any of its subsidiaries, had not achieved at least $4.5 million in earnings before interest expense, interest income, depreciation, amortization and extraordinary items but after applicable income taxes, for a period of twelve consecutive months. If, however, certain "valuation events" had occurred prior to December 31, 2003, those financial performance objectives would be deemed to have been achieved. These valuation events generally consisted of (i) transaction that would have involved an investment in ZoomLot or one of its subsidiaries of at least $10.0 million, where the pre-investment in ZoomLot or any subsidiary of ZoomLot was at least $30.0 million, (ii) a change of control of NAC or (iii) the termination of the key executives of ZoomLot without cause.

      As part of the Merger Agreement, NAC made a capital contribution to ZoomLot of $5.2 million, which ZoomLot used to repay advances that had been made to it by Cygnet Capital Corporation ("Cygnet Capital"). The chief executive office and sole stockholder of Cygnet Capital was also a stockholder of ZoomLot, and by virtue of the Merger Agreement and subsequent conversion of Series B Convertible Preferred Stock became the beneficial holder of 1,707,004 shares of NAC Common Stock and 459,229 shares of Series C Redeemable Preferred Stock. This stockholder had also previously acquired beneficial ownership of shares of NAC Common Stock in market purchases, and beneficially owned an aggregate of 2,077,004 shares NAC Common Stock, which represent 17.7% of the then outstanding shares of NAC's Common Stock. Under the Merger Agreement the stockholder, Cygnet Capital, or another company owned by the stockholder, were required to

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 2 - ACQUISITIONS (CONTINUED)

repay the $5.2 million to NAC unless ZoomLot met the financial performance objectives, or an event occurs, that eliminated the forfeiture of the Series C Redeemable Preferred Stock.

      In connection with its decision to discontinue the operations of ZoomLot, NAC entered into formal negotiations with the former stockholders of ZoomLot to resolve the financial obligations of NAC and of the former ZoomLot stockholders resulting from the terms of the Merger Agreement. Since NAC now intended to discontinue ZoomLot's operations prior to December 31, 2003, it was necessary to resolve the effect of that on the obligations, as described above, of NAC and the former ZoomLot stockholders under the Merger Agreement. As a result of the negotiations, on January 31, 2002, NAC, entered into an Exchange and Repayment Agreement ("Exchange Agreement") dated January 31, 2002 with the former ZoomLot stockholders.

      The Exchange Agreement sets forth the agreement among all the parties to terminate the operations of ZoomLot. The parties agreed, among other things, that the financial performance objectives set forth in the Merger Agreement had not and would not be met. Accordingly, the 666,667 shares of Series C Preferred Stock forfeitable if those financial performance were not met were deemed forfeited and were returned and surrendered to NAC. For financial reporting purposes, in recording the acquisition of ZoomLot those shares of Series C Preferred Stock had been treated as contingently issuable, and accordingly their return had no effect on NAC's consolidated financial statements.

      Additionally, under the Exchange Agreement, the contingent obligation of the chief executive officer and sole stockholder of Cygnet Capital, Cygnet Capital, or another company owned by the stockholder to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance objectives by December 31, 2003 was resolved by (i) the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share, (ii) the return to NAC of 62,380 shares of NAC Series C Preferred Stock at an aggregate agreed-upon value of $854,875, which represented the carrying amount of such shares of Series C preferred Stock in NAC's consolidated financial statements, and (iii) the issuance to NAC of a promissory note in the amount of $986,048, payable, together with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 30, 2003. The accounting treatment for these provisions of the Exchange Agreement is discussed in Note 3.

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

      In recording the acquisition of ZoomLot, NAC recorded the 270,953 shares of Series B Convertible Preferred Stock issued at a value of $5.34 per share for an aggregate of $1.4 million, reflecting the average price of NAC's Common Stock for the five days subsequent to the execution of the Merger Agreement of $.534 and the conversion ratio of one share of Series B Convertible Preferred Stock for 10 shares of NAC's Common Stock.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 2 - ACQUISITIONS (CONTINUED)

      NAC recorded the 62,380 shares of Series C Redeemable Preferred Stock issued and not subject to forfeiture at a value of $9.89 per share for an aggregate of $617,000, representing the present value of the $15 per share redemption value to be payable on September 30, 2003.

      NAC determined that the fair value of ZoomLot's tangible assets and liabilities approximated their historical recorded amounts, and accordingly has recorded the entire excess of the purchase price over ZoomLot's historical stockholders' deficit as goodwill.

      The components and allocation of the purchase price were as follows (in thousands):

                                                            Amount
                                                           --------
      Components of purchase price:
          Series B convertible preferred stock             $  1,447
          Series C redeemable preferred stock:
              Shares not subject to forfeiture                  617
              Shares subject to forfeiture                    6,353
          Contingent purchase price:
              Series C shares subject to forfeiture          (6,353)
          Transaction costs                                     612
                                                           --------
              Total purchase price                         $  2,676
                                                           ========

      Allocation of purchase price:
          Historical net deficit of ZoomLot                $ (4,188)
          Goodwill                                            6,864
                                                           --------
              Total                                        $  2,676
                                                           ========

NOTE 3 - DISCOUNTINUED OPERATIONS

      As discussed in Note 1, as a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. In the first and second quarters of the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile financing operations had not previously been classified as a discontinued operation. As a result of these decisions, both the e-commerce and automobile financing segments have been classified as discontinued operations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 3 - DISCOUNTINUED OPERATIONS (CONTINUED)

      As discussed in Note 2, in connection with the discontinuation of ZoomLot's operations, NAC entered into the Exchange Agreement with the former stockholders of ZoomLot. Under the Exchange Agreement, the 666,667 shares of Series C Preferred Stock forfeitable if ZoomLot failed to meet certain financial performance objective were deemed forfeited and were returned and surrendered to NAC. For financial reporting purposes, in recording the acquisition of ZoomLot those shares of Series C Preferred Stock had been treated as contingently issuable, and accordingly their return had no effect on NAC's consolidated financial statements.

      Additionally, under the Exchange Agreement, the contingent obligation of the chief executive officer and sole stockholder of Cygnet Capital, Cygnet Capital, or another company owned by the stockholder to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance objectives by December 31, 2003 was resolved by (i) the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share, (ii) the return to NAC of 62,380 shares of NAC Series C Preferred Stock at an aggregate agreed-upon value of $854,875, which represented the carrying amount of such shares of Series C Preferred Stock in NAC's consolidated financial statements, and (iii) the issuance to NAC of a promissory note in the amount of $986,048, payable, together with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 30, 2003.

      For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock, recorded the 62,380 shares of Series C Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000.

      NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as the result of NAC's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations). For the years ended January 31, 2002 and 2001, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note
15). For the year ended January 31, 2000, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims and the effects of the favorable settlement of certain state tax (other than income tax) matters for amounts less than previously estimated and accrued.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 3 - DISCOUNTINUED OPERATIONS (CONTINUED)

      Summarized results of discontinued operations are as follows (in thousands):

                                                                  Discontinued Operations
                                                        ---------------------------------------------
                                                                                   Auto       Auto
                                                        E-Commerce  Financing     Rental      Total
                                                        ----------  ---------    --------    --------
FISCAL 2002
     Revenue                                             $    867    $     34    $     --    $    901

     Operating expense                                    (10,236)         --          --     (10,236)
     General and administrative (expenses) income              --         293        (463)       (170)
                                                         --------    --------    --------    --------
                                                          (10,236)        293        (463)    (10,406)
                                                         --------    --------    --------    --------
     Income (loss) before income taxes                     (9,369)        327        (463)     (9,505)
     Provision (benefit) for income taxes                      --        (331)         --        (331)
                                                         --------    --------    --------    --------
     Income (loss) from discontinued operations            (9,369)        658        (463)     (9,174)
     Gain (loss) on disposal of operations, net of tax        394          --          --         394
                                                         --------    --------    --------    --------
     Income (loss) from discontinued operations          $ (8,975)   $    658    $   (463)   $ (8,780)
                                                         ========    ========    ========    ========
FISCAL 2001
     Revenue                                             $     80    $    527    $     --    $    607

     Operating (expense) income                              (708)     (1,754)      1,348      (1,114)
     General and administrative (expenses) income              --      (1,777)         --      (1,777)
                                                         --------    --------    --------    --------
                                                             (708)     (3,531)      1,348      (2,891)
                                                         --------    --------    --------    --------
     Income (loss) before income taxes                       (628)     (3,004)      1,348      (2,284)
     Provision (benefit) for income taxes                      --      (1,200)         --      (1,200)
                                                         --------    --------    --------    --------
     Income (loss) from discontinued operations              (628)     (1,804)      1,348      (1,084)
     Gain (loss) on disposal of operations, net of tax         --          --         308         308
                                                         --------    --------    --------    --------
     Income (loss) from discontinued operations          $   (628)   $ (1,804)   $  1,656    $   (776)
                                                         ========    ========    ========    ========
FISCAL 2000
     Revenue                                             $     --    $  7,476    $     --    $  7,476

     Operating (expense) income                                --      (4,154)       (600)     (4,754)
     General and administrative (expenses) income              --          --         807         807
                                                         --------    --------    --------    --------
                                                               --      (4,154)        207      (3,947)
                                                         --------    --------    --------    --------
     Income (loss) before income taxes                         --       3,322         207       3,529
     Provision (benefit) for income taxes                      --      (3,286)       (562)     (3,848)
                                                         --------    --------    --------    --------
     Income (loss) from discontinued operations                --       6,608         769       7,377
     Gain (loss) on disposal of operations, net of tax         --          --         (28)        (28)
                                                         --------    --------    --------    --------
     Income (loss) from discontinued operations          $     --    $  6,608    $    741    $  7,349
                                                         ========    ========    ========    ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 4 - MARKETABLE SECURITIES

      The marketable securities as of January 31, 2002 and 2001 are summarized as follows (in thousands):

                                                                     Gross Unrealized
                                                            -----------------------------------
                                                   Cost            Gains          Losses       Fair Value
                                                ------------    ------------   -------------   ------------
Equity securities - mutual funds at
   January 31, 2002                               $ 1,127             $ -          $ (133)         $ 994

Equity securities - mutual funds at
   January 31, 2001                               $ 1,127             $ -           $ (44)       $ 1,083

      All marketable securities held by NAC are classified as available for sale. During the year ended January 31, 2001, NAC invested $25.1 million, which includes accrued interest, in various debt and equity securities. All the debt securities held by NAC were sold or called at par value during the fiscal year, and proceeds of $23.8 million were received upon such sales and redemptions. The gross realized gains and losses for the current year were not material.

NOTE 5 - INSTALLMENT LOANS, NET

      From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio.

      During Fiscal 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio for aggregate cash proceeds of $24.2 million. NAC also received $6.1 million in actual cash collections on the loans during Fiscal 2001. The sales of the loans resulted in an aggregate loss of $1.4 million. The loss includes a charge of $666,000 for the write-off of deferred loan origination assets and liabilities and the accrual for the potential repurchase of certain loans for breach of any representation or warranty made by NAC. NAC completed the sale of substantially all of its remaining charged-off loans during Fiscal 2002 for $313,000. In addition, during Fiscal 2002, NAC collected $155,000 on previously charged-off loans.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 5 - INSTALLMENT LOANS, NET (CONTINUED)

      As discussed in Note 1, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer financing business effective December 31, 2001. As a result, income, expenses, and gains and losses resulting from NAC's investment in or sale of installment loans is now included in the results of discontinued operations (see Note 3).

      The following table sets forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of NAC's net installment loans as of and for the years ended January 31, 2000, 2001 and 2002 (in thousands):

                                        Gross                               Credit           Allowance         Installment
                                       Finance           Unearned            Loss            for Credit           Loans,
                                     Receivable           Income           Discount            Losses              Net
                                   ----------------   ---------------  -----------------  -----------------  -----------------
Balance, January 31, 1999                $ 115,473          $ (7,052)         $ (21,190)         $ (16,830)          $ 70,401
   Purchases                                27,061            (1,972)           (11,375)                 -             13,714
   Cash collected                          (68,258)                -                  -                  -            (68,258)
   Charge-offs                             (23,429)                -             15,353              8,076                  -
   Provision for credit losses                   -                 -                  -              6,118              6,118
   Interest income                               -             7,331                  -                  -              7,331
   Reclassification                              -              (953)               953                  -                  -
                                   ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2000                   50,847            (2,646)           (16,259)            (2,636)            29,306
   Purchases                                     -                 -                  -                  -                  -
   Cash collected                           (6,134)                -                  -                  -             (6,134)
   Charge-offs                              (1,203)                -              1,538               (335)                 -
   Provision for credit losses                   -                 -                  -              1,365              1,365
   Interest income                               -               404                  -                  -                404
   Reclassification                              -              (417)               417                  -                  -
   Sale of loans1                          (43,510)            2,659             14,304              1,606            (24,941)
                                   ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2001                        -                 -                  -                  -                  -
   Cash collected                             (155)                -                  -                  -               (155)
   Provision for credit losses                 468                 -                  -                  -                468
   Sale of loans                              (313)                -                  -                  -               (313)
                                   ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2002                      $ -               $ -                $ -                $ -                $ -
                                   ================   ===============  =================  =================  =================

(1) Includes cash proceeds of $24.2 million.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 6 - INVESTMENT IN AFC

      On April 5, 2000, NAC, through its wholly-owned subsidiary National Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading International, Inc. ("Reading"), formerly known as Reading Entertainment, Inc., for 8,999,900 shares of NAC's Common Stock, which included 2,237,653 shares issued from treasury stock, and 100 shares of Series A Convertible Preferred Stock. NAC repurchased the 100 shares of Series A Convertible Preferred Stock from Reading on November 3, 2000 (see
Note 12).

      AFC is currently owned 50% by NAC and 50% by Reading. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

      NAC also purchased from Reading two separate and independent options to acquire additional cinema assets owned by Reading in the United States. During the second quarter of fiscal year 2001, the options lapsed without being exercised by NAC and the $500,000 paid to acquire them was charged to expense.

      NAC's initial investment was $11.1 million, comprised of (i) the 9,000,000 shares of Common Stock issued, valued at $1.08 per share on the basis of the average price quoted by the OTCBB for the period immediately following April 5, 2000, (ii) transaction costs, and (iii) the $500,000 paid for one of the options. The investment exceeds NAC's share of the net assets of AFC by approximately $5.6 million, which is being treated in a manner similar to goodwill and through January 31, 2002 has been amortized on the straight-line method over 20 years (see Note 1). NAC uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For Fiscal 2002, NAC recorded income of $101,000, net of the effect of $272,000 in AFC amortization expense, representing its share of AFC's net income for the year ended December 31, 2001. For Fiscal 2001, NAC recorded income of $230,000, net of the effect of $204,000 in AFC amortization expense, representing its share of AFC's net income for the nine months ended December 31, 2000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 6 - INVESTMENT IN AFC (CONTINUED)

      Summarized financial statement information for AFC as of December 31, 2001 and 2000 and for the years then ended is as follows (in thousands):

                                                          December 31,
                                                --------------------------------
                                                   2001                 2000
                                                ------------         -----------
  CONDENSED BALANCE SHEET:
      Current assets                                $ 1,620             $ 1,239
      Property and equipment, net                       549                 621
      Goodwill                                        8,659               9,250
      Other assets                                       75                  89
                                                ------------         -----------
                                                   $ 10,903            $ 11,199
                                                ============         ===========

      Current liabilities                           $ 1,111               $ 554
      Non-current liabilities                         1,271               1,052
      Members' equity                                 8,521               9,593
                                                ------------         -----------
                                                   $ 10,903            $ 11,199
                                                ============         ===========


                                                 For the Year Ended December 31,
                                                --------------------------------
                                                   2001                 2000
                                                ------------         -----------

  CONSENSED STATEMENT OF EARNINGS:
      Revenues                                      $ 6,958             $ 6,462

      Film rental                                     2,243               2,087
      Operating costs                                 3,127               2,509
      Depreciation and amortization                     693                 692
      General and administrative expenses               149                 184
                                                ------------         -----------
                                                      6,212               5,472
                                                ------------         -----------


      Net income                                      $ 746               $ 990
                                                ============         ===========

      NAC's proportionate share of net income         $ 373               $ 434
      Amortization expense                              272                 204
                                                ------------         -----------
      Income from investment in AFC                   $ 101               $ 230
                                                ============         ===========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 7 - SALE OF PROPERTY AND EQUIPMENT

      NAC, through its wholly-owned subsidiary, ARAC, Inc., owned certain real property which consisted of two four-story, 55,000 square foot office buildings and approximately ten and one-half acres of land located in Solon, Ohio (the "Solon Real Property"). On August 23, 2000, an Agreement of Purchase and Sale was entered into between PVF Capital Corp. ("PVF") and ARAC, Inc. for the sale of the Solon Real Property to PVF at a gross sales price of $8.7 million cash at closing (less brokers' fees, pro-rated real estate taxes, adjustments attributable to tenant leases, and cost and fees of closing), and the sale was closed on September 1, 2000. The transaction resulted in a gain of $2.9 million. Concurrent with the closing, NAC entered into a lease agreement for office space located within the Solon Real Property. The lease agreement provided NAC office space at a monthly rental of $17,000 for the period January 1, 2001 through December 31, 2001 and provided NAC with the option to terminate the lease at any time with at least thirty days written notice to PVF. NAC exercised the option and terminated the lease agreement effective June 30, 2001 as part of NAC's relocation to New York.

NOTE 8 - ASSETS HELD FOR SALE

      Assets held for sale at January 31, 2001 were $2.8 million comprised principally of $2.7 million for affordable housing projects which NAC invested through its interests in various limited liability partnerships. Historically, NAC's investment in affordable housing projects had been held for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of Fiscal 2000, NAC committed to a plan to sell the investments and in that quarter recorded a write-down of $4.7 million to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During the Fiscal 2001, NAC reduced its original estimate of the fair value of the investments to $2.7 million, primarily due to the expiration of certain tax credits and the increase of the effective yield used in determining the fair value. As a result, NAC recorded an additional write-down of $3.2 million.

      On January 14, 2002, NAC sold its limited partnership interests in eight projects to Idacorp Financial Services, Inc. ("Idacorp Financial") for $2.5 million. In connection with the sale NAC agreed to obtain certain Low-Income Housing Credit Disposition Bonds (the "Bonds") meeting the requirements of
Section 42(j)(6) of the Internal Revenue Code of 1986, as amended, at its own expense and Idacorp Financial agreed to reasonably cooperate with NAC and to make best efforts to cause the respective general partners of each of the partnerships to provide NAC with information reasonably available to the partnerships that is reasonably necessary to obtain such Bonds. NAC incurred costs, comprised of closing costs, transfer fees and fees for the Bonds, of $510,000 and as a result incurred at loss (reflected in continuing operations) of $549,000. NAC retained its limited partnership interests in three projects, which at January 31, 2002 are included in other assets at their estimated fair market value of $200,000.

      During the fourth quarter of Fiscal 2000, NAC also committed to plans to sell certain real estate investments. During Fiscal 2002 and 2001, NAC sold the investments for aggregate cash proceeds of $81,000 and $1.0 million, respectively, and charged to continuing operations a loss on sale of $29,000 and $215,000, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 9 - FINANCIAL INSTRUMENTS

      NAC has various financial instruments including cash and cash equivalents, marketable securities, investments in affordable housing limited partnerships, and miscellaneous other assets. Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. NAC has determined that their carrying values approximate estimated fair values.


NOTE 10 - OTHER LIABILITIES

      The components of other liabilities are as follows (in thousands):

                                                                           January 31,
                                                               ------------------------------------
                                                                  2002                    2001
                                                               ------------           -------------
Accounts payable                                                     $ 397                   $ 363
Accrued litigation expenses                                            737                     826
Accrued expenses                                                     1,557                   1,930
Accrued restructuring costs (Note 16)                                    -                     855
Accrued state and local taxes                                           52                     577
Deferred capital contributions                                           -                     432
                                                               ------------           -------------
   Total                                                           $ 2,743                 $ 4,983
                                                               ============           =============

NOTE 11 - INCOME TAXES

      The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

                                                                            Years Ended January 31,
                                                                 --------------------------------------------
                                                                    2002            2001            2000
                                                                 ------------    ------------    ------------
Current
   Federal                                                            $ (331)       $ (1,200)       $ (2,848)
   State                                                                   -               -          (1,000)
                                                                 ------------    ------------    ------------
                                                                        (331)         (1,200)         (3,848)
Deferred
   Federal                                                                 -               -               -
   State                                                                   -               -               -
                                                                 ------------    ------------    ------------
                                                                           -               -               -
                                                                 ------------    ------------    ------------

Total                                                                   (331)         (1,200)         (3,848)

Allocated to discontinued operations                                     331           1,200           3,848
                                                                 ------------    ------------    ------------
Continuing operations                                                    $ -             $ -             $ -
                                                                 ============    ============    ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 11 - INCOME TAXES (CONTINUED)

      For Fiscal 2002, 2001 and 2000, NAC recorded income tax benefits of $331,000, $1.2 million and $3.8 million, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior year's taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. These tax benefits arose and are a component of discontinued operations. In addition, NAC has an income tax refundable in the amount of $3.5 million at January 31, 2002.

      As of January 31, 2002 NAC has net operating loss carryforwards of $75.9 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire $23.4 million in Fiscal 2019, $21.2 million in Fiscal 2020, $24.1 million in Fiscal 2021 and $7.2 million in Fiscal 2022.

      As a result of NAC's November 3, 2000 repurchases of shares of its Common Stock (see Note 12), NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling $56.7 million incurred prior to November 3, 2000 will be subject to significant annual limitation. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $19.2 million as of January 31, 2002, are not subject to the Section 382 limitation.

      As of January 31, 2002, NAC also has unused low income housing credits totaling $6.6 million which expire $1.4 million per annum for each of Fiscal 2013, Fiscal 2019, Fiscal 2020, Fiscal 2021 and Fiscal 2022. Of such low income housing credits, $5.2 million were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above.

      As of January 31, 2002, NAC has $3.0 million of alternative minimum tax credits, which may be applied against any future alternative minimum taxes which exceed regular income taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

      At the date of its acquisition, ZoomLot had net operating loss carryforwards of approximately $2.2 million. NAC may use these net operating loss carryforwards through Fiscal 2021 to reduce the taxable income generated by ZoomLot, subject to certain annual limitations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 11 - INCOME TAXES (CONTINUED)

      The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                            January 31,
                                                                   -----------------------------
                                                                      2002             2001
                                                                   ------------     ------------
Deferred tax assets:
   Depreciation                                                          $ 146            $ 167
   Self-insurance claims                                                   269              339
   State income taxes                                                      138               94
   Accrued liabilities                                                     863            1,229
   Tax credits carryforwards                                             9,535            8,602
   Net operating loss carryforward                                      26,567           23,666
   Other                                                                     2                3
                                                                   ------------     ------------
        Total deferred tax assets                                       37,520           34,100
                                                                   ------------     ------------

Deferred tax liabilities:
   Limited partnership investments                                        (457)          (1,180)
                                                                   ------------     ------------
       Total deferred tax liabilities                                     (457)          (1,180)
                                                                   ------------     ------------

Net deferred tax asset before valuation allowance                       37,063           32,920
Less: valuation allowance                                              (37,063)         (32,920)
                                                                   ------------     ------------
Net deferred tax asset                                                     $ -              $ -
                                                                   ============     ============

      A valuation allowance for all of NAC's net deferred tax assets has been provided as NAC is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for the years ended January 31, 2002, 2001 and 2000 was $4.1 million, $5.5 million and $6.2 million, respectively.

      Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                                      Years Ended January 31,
                                                            -------------------------------------------
                                                               2002            2001           2000
                                                            ------------   -------------   ------------
Statutory rate                                                    (35.0)%         (35.0)%        (35.0)%
Premanent differences                                               1.9            26.8            0.2
State income taxes (net of federal tax benefit)                    (0.8)           (0.1)          (4.2)
Deferred tax valuation allowance                                   56.7            10.6           36.0
Tax credits                                                       (17.8)           (2.1)           2.3
Other                                                              (5.0)           (0.2)           0.7
                                                            ------------   -------------   ------------
   Effective Tax Rate                                               (.0)%           (.0)%          (.0)%
                                                            ============   =============   ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000


NOTE 12 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

      The following sets forth the changes in Series C Redeemable Preferred Stock for the years ended January 31, 2002 and 2001 (dollars in thousands):

                                                                          Shares                Dollars
                                                                     -----------------      -----------------
Balance, January 31, 2000                                                           -                    $ -
  Issuance of Series C Redeemable Preferred
    Stock for the acquisition of ZoomLot:
        Shares not subject to forfeiture                                       62,380                    617
        Shares subject to forfeiture                                          666,667                  6,353
        Contingent purchase price                                                                     (6,353)
  Accretion of discount to redemption price                                                               12
                                                                     -----------------      -----------------

Balance, January 31, 2001                                                     729,047                    629

  Accretion of discount to redemption price                                                              226
  Shares redeemed pursuant to terms of Exchange
    Agreement (Notes 2 and 3)                                                 (62,380)                  (855)
  Shares forfeited pursuant to terms of Exchange
    Agreement (Notes 2 and 3)                                                (666,667)                     -
                                                                     -----------------      -----------------

Balance, January 31, 2002                                                           -                    $ -
                                                                     =================      =================

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 12 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Preferred Stock

      NAC is authorized to issue up to 2,000,000 shares of Preferred Stock, in one or more series, having such preferences and terms as the Board of Directors may determine. At January 31, 2002, there were no outstanding shares of Preferred Stock and NAC had 2,000,000 shares of Preferred Stock authorized and available for issuance. The following sets forth the changes in Preferred Stock for the year ended January 31, 2001 (dollars in thousands):

                                                          Shares
                                             -------------------------------
                                                Series A        Series B         Amount
                                             ---------------  --------------  --------------
Issuance of Series A
     shares for investment in AFC                       100               -             $ -
Repurchase of Series A shares                          (100)              -               -
Issuance of Series B
     shares for acquisition of ZoomLot                    -         270,953             135
Conversion of Series B shares                             -        (270,953)           (135)
                                             ---------------  --------------  --------------
Balance, January 31, 2001                                 -               -             $ -
                                             ===============  ==============  ==============


      The Series A Convertible Preferred Stock was convertible into shares of NAC's Common Stock on a one for one basis, subject to traditional antidilution adjustments. The Series A Convertible Preferred Stock was entitled to vote on a share for share basis with NAC's Common Stock as a single class, except that as a separate class the Series A Convertible Preferred Stock was required to approve any amendments to NAC's charter, any amendments to NAC's bylaws made by the stockholders, or, to the extent permitted by law, the removal of any director from NAC's Board of Directors. The Series A Convertible Preferred Stock had a liquidation value of $1.50 per share and was entitled to a dividend preference equal to any dividends declared on NAC's Common Stock, determined on a per share basis. On November 3, 2000, NAC repurchased the 100 shares of Series A Convertible Preferred Stock back from Reading as part of the settlement described below. These shares have been retired and are no longer outstanding as of January 31, 2001.

      The Series B Convertible Preferred Stock had a par value of $.50 per share. The holders of the Series B Convertible Preferred Stock could at any time convert the Series B shares into shares of NAC's Common Stock at the ratio (subject to adjustment for stock splits and other anti-dilutive events) of ten shares of Common Stock for each share of Series B Convertible Preferred Stock. The holders of the outstanding Series B Convertible Preferred Stock had certain voting rights.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 12 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

      The terms of the Series B Convertible Preferred Stock provided that it would automatically convert into shares of NAC's Common Stock, at the ratio of ten shares of NAC's Common Stock for each share of Series B Convertible Preferred Stock, upon the termination of the Stock Purchase and Standstill Agreement, executed November 3, 2000 between NAC and the Reading Stockholders (see Note 12 - Common Stock Repurchases below). That agreement was terminated in connection with NAC's December 15, 2000 repurchase of additional shares of Common Stock from the Reading Stockholders described below. As a result, on December 15, 2000 NAC converted the 270,953 shares of the Series B Convertible Preferred Stock into 2,709,530 shares of its Common Stock.

Common Stock Repurchases

      As described in Notes 2 and 3, in January 2002 under the Exchange Agreement, the contingent obligation of the chief executive officer and sole stockholder of Cygnet Capital, Cygnet Capital, or another company owned by the stockholder to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance objectives by December 31, 2003 was in part resolved by the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share. For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock.

      During Fiscal 2001, NAC repurchased 25,943,360 shares of its Common Stock. The Fiscal 2001 repurchases of Common Stock included the repurchase of shares from Mr. Sam Frankino and certain parties related to him, and repurchases from Reading and certain parties related to it as described below.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 12 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

      On November 3, 2000, NAC entered into a Settlement Agreement and Release (including Agreement for Sale of Shares) (the "Settlement Agreement") with Mr. Sam Frankino, individually, as trustee and president of the Samuel J. Frankino and Connie M. Frankino Charitable Foundation, as trustee of the Corrine L. Dodero Trust for the Arts and Sciences, and as managing partner of the Frankino and Frankino Investment Company, a Nevada general partnership (Mr. Frankino and all such entities referred to herein collectively as "Frankino Parties"). The Settlement Agreement, among other things, settled all of the litigation between NAC and Mr. Frankino and resulted in the repurchase by NAC of all NAC securities held by Mr. Frankino, the other Frankino Parties and certain other of his related parties. In conjunction with the settlement of the above-referenced litigation, the parties to the litigations, as well as William Dodero, Lorraine Dodero, William Maund and Robert Upton, exchanged general releases and releases against future claims.

      Under the terms of the Settlement Agreement, NAC (i) repurchased an aggregate of 15,743,012 shares of Common Stock of NAC owned by the Frankino Parties for a total purchase price of $35.3 million, or $2.245 per share of Common Stock, (ii) and repurchased an aggregate of 120,348 shares of Common Stock of NAC owned by certain of NAC's directors, including shares of Common Stock held by William Maund, shares of Common Stock held by Lorraine Dodero, shares of Common Stock held by William Dodero and Lorraine Dodero, as joint tenants with rights of survivorship, and shares of Common Stock held by Lorraine Dodero, as a trustee of a grantor trust for the benefit of her daughter, Corrine Dodero, for a total purchase price of $180,000 (such repurchase of the 120,348 shares was completed on January 4, 2001), or $1.50 per share of common stock, and (iii) reimbursed certain legal fees previously incurred by Mr. Frankino in the amount of $2,011,600.

      As a result of the repurchases of shares of Common Stock under the Settlement Agreement, NAC charged to operations in the fourth quarter of Fiscal 2001, $25.1 million, representing the excess of the amount paid under the Settlement Agreement over the market value of the shares repurchased.

      On November 3, 2000, simultaneously with the execution and closing of the Settlement Agreement with Mr. Frankino and the Frankino Parties, NAC executed and closed a Stock Purchase and Standstill Agreement (the "Reading Agreement") with Reading Entertainment, Inc., FA, Inc., Citadel Holding Corporation, and Craig Corporation (collectively the "Reading Stockholders"). Prior to the execution of the Reading Agreement, the Reading Stockholders collectively owned an aggregate of 10,055,000 shares of NAC Common Stock and 100 shares of Series A Convertible Preferred Stock, par value $.05 per share.

      Under the terms of the Reading Agreement, NAC repurchased from FA, Inc. 5,277,879 shares of Common Stock of NAC and all 100 shares of Series A convertible preferred stock for an aggregate purchase price of $8.5 million, or $1.60 per share.

      On December 15, 2000, NAC entered into a second agreement with Reading Stockholders for the repurchase of 4,777,121 shares of NAC's Common Stock for an aggregate price of $8.0 million, and on December 21, 2000, NAC purchased 25,000 shares of Common Stock from an associate of Reading for $41,000. As a part of the second agreement the provisions of the November 3, 2000 Reading Agreement between the Reading Stockholders and NAC that had continuing effect were terminated.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 12 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

      As a result of the repurchases of shares of Common Stock from the Reading Stockholders and an associate, NAC expensed in the fourth quarter of Fiscal 2001 $10.5 million, representing the excess of the amount paid for the shares repurchased from the Reading Stockholders over their market value.

      During Fiscal 2000, NAC repurchased 2,849,630 shares of its Common Stock. The Fiscal 2000 repurchase of 2,849,630 shares of Common Stock was pursuant to an option agreement (the "Option Agreement"), which NAC entered into with a then-unaffiliated stockholder on May 10, 1999. NAC acquired the option by paying the stockholder $1.0 million, which was paid on May 12, 1999, all of which was to be credited toward the aggregate exercise price of $1.50 per share payable by NAC upon any exercise of its option. On June 24, 1999, NAC exercised its right under the Option Agreement to extend the period of the option ("the First Extension") for 45 days, until August 8, 1999, by paying the stockholder an additional $500,000, of which $250,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option. On August 8, 1999, NAC and the unaffiliated stockholder agreed to an additional extension ("the Second Extension") of the option, for 120 days, for which NAC paid the stockholder an additional $1.0 million, of which $750,000 was to be credited towards the aggregate exercise price payable upon any exercise of the option.

      NAC accounted for the initial option purchase, and the extension payments, by initially determining the fair value of the option or option extension to be de minimis. In determining the fair value of the option or extension, NAC considered the period over which the option or extension was exercisable, the option exercise price, the market price of NAC's Common Stock and the portion of the payments creditable to the payment due upon any exercise of the option. The excess of the option or extension payments over the market value of the underlying Common Stock was charged to expense. An aggregate of $2,224,000 was charged to expense in Fiscal 2000, which represented the total of the $1.0 million payment made to obtain the initial option and $1.2 million of the payments made to obtain the First Extension and Second Extension.

      On November 22, 1999, the Board of Directors of NAC approved the exercise of its option. On December 2, 1999, NAC exercised such option and paid the unaffiliated stockholder an additional $2.3 million for the 2,849,630 shares subject to the option, which amount equals the product of 2,849,630 and the $1.50 per share exercise price, less the $2.0 million in aggregate credits to which NAC became entitled under the Option Agreement, the First Extension and the Second Extension. NAC recorded the 2,849,630 repurchased shares at a price of $.895 per share, or an aggregate of approximately $2.6 million, representing the market price of the Common Stock at the date the Second Extension was agreed to.

Stockholders' Rights Plan

      On September 26, 2001, NAC's Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of Common Stock to stockholders of record at the close of business on October 8, 2001 (the "Record Date"). Under certain circumstances, a Right may be exercised to purchase from NAC a unit consisting of one one-hundredth of a share (a "Unit") of Series D Junior Participating Preferred Stock, par value $.05 per share (the "Series D Preferred Stock") at a Purchase Price of $5.00 per Unit, subject to adjustment.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 12 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

      The Rights become exercisable upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), other than as a result of repurchases of stock by NAC or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Once exercisable, and in some circumstances if certain additional conditions are met, the rights plan allows NAC stockholders (other than the acquirer) to purchase NAC Common Stock or Common Stock, at a substantial discount, in the surviving acquirer in the event of a merger.

      The Rights will expire on September 26, 2011 and may be redeemed by NAC for $0.01 per Right at any time prior to the close of business on the later of
(i) the tenth business day following the acquisition by a person or group of beneficial ownership of 15% or more of NAC's Common Stock or (ii) the tenth business day (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

NOTE 13 - BENEFITS PLANS

      NAC's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees. The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were 42,848, 14,641 and 19,211 shares of restricted Common Stock cancelled under this Plan during the years ended January 31, 2002, 2001 and 2000, respectively. There were 128,352 shares available for future stock awards or option grants at January 31, 2002.

      NAC's 1983 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to key employees. This Plan terminated on April 17, 1993 and no further options may be granted, although options still remain outstanding. Options previously granted under the Plan extend for ten years and become exercisable in installments over the first five years.

      NAC's 1995 Dealer Stock Option Plan for Member Dealers provided for the granting of up to 550,000 common stock options to member dealers based upon certain volume criteria. The options became exercisable over a three-year period. This program was discontinued during Fiscal 1998. During Fiscal 2001, the remaining options were cancelled and there are no options currently outstanding.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 13 - BENEFITS PLANS (CONTINUED)

      A summary of all options granted, exercised, and cancelled by all plans were as follows:

                                                               Weighted Average
                                            Number of           Exercise Price
                                             Options              Per Share
                                             -------              ---------
          Balance January 31, 1999              635,610              3.12
               Granted                          800,000              1.03
               Exercised                              -                 -
               Cancelled                       (528,650)             2.81
                                          --------------

          Balance January 31, 2000              906,960              1.46
               Granted                        1,200,000              0.66
               Exercised                              -                 -
               Cancelled                       (222,560)             2.25
                                          --------------

          Balance January 31, 2001            1,884,400              0.86
               Granted                                -                 -
               Exercised                              -                 -
               Cancelled                         (9,400)             4.53
                                          --------------

          Balance January 31, 2002            1,875,000              0.84
                                          ==============

      The weighted-average fair value of options granted during Fiscal 2001 and 2000 was $0.51 and $.94 per share, respectively. No options were granted in Fiscal 2002.

      The outstanding options expire at dates through the year 2010. A summary of stock options outstanding and exercisable as of January 31, 2002 is as follows:

                                           Options Outstanding                                 Options Exercisable
                       -------------------------------------------------------------   -----------------------------------
     Range of                            Weighted Average         Weighted Average                     Weighted Average
    Per Share            Number        Remaining Contractual          Per Share          Number           Per Share
Exercise Prices        Outstanding          Life (years)           Exercise Price      Exercisable      Exercise Price
---------------        ------------   ------------------------   -------------------   -----------   ---------------------
$0.66 to $0.92           1,275,000            8.76                    $0.68             1,025,000                   $0.68
$1.03 to $1.15             450,000            7.42                     1.04               450,000                    1.04
$1.66                      150,000            6.27                     1.66               150,000                    1.66
                       ------------                                                    -----------
Total                    1,875,000                                                      1,625,000
                       ============                                                    ===========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 13 - BENEFITS PLANS (CONTINUED)

      If NAC had recorded compensation expense using the fair value method of SFAS 123, the Company's net after tax loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                                              Years Ended January 31,
                                                             ------------------------------------------------------------
                                                                   2002                 2001                 2000
                                                             -----------------   -------------------  -------------------
Net loss applicable to common stock, as reported                $ (14,494)            $ (47,295)           $ (13,315)
Pro forma net loss                                                (14,647)              (47,629)             (13,696)
Loss per share, as reported                                         (1.22)                (1.70)                (.47)
Pro forma loss per share                                            (1.25)                (1.72)                (.49)

      The fair value of each award or option grant included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended January 31, 2001 and 2000. No stock options were granted in Fiscal 2002.

                                          Years Ended January 31,
                                   --------------------------------------
                                         2001                2000
                                   -----------------   ------------------
      Risk-free interest rate                 5.24%               6.109%
      Expected life                      7.00 years           7.00 years
      Expected volatility                    93.06%             108.499%
      Dividend yield                             0%                   0%

      The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

      NAC has a 401(k) Savings and Profit-Sharing Plan ("401k") covering substantially all employees who have completed one year of service with NAC. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. NAC matches 50% of the first 4% of the employees' contribution. NAC contributions are vested incrementally over 6 years. The charge to operations for NAC's contribution was $8,000, $26,000 and $67,000 for years ended January 31, 2002, 2001 and 2000, respectively.

      NAC does not provide post-retirement or post-employment benefits to its employees.

      In December 2000, NAC entered into an employment agreement with Mr. James McNamara for his employment as NAC's Chief Executive Officer. Under the contract, Mr. McNamara was entitled to receive a stock award of 350,000 shares of NAC's Common Stock upon the signing of the contract, and Mr. McNamara surrendered options for the purchase of 175,000 shares of NAC's Common Stock, which had previously been awarded to him. NAC charged to expense, and recorded as a component of stockholders' equity ("Common stock to be issued"), the fair value of the 350,000 shares of Common Stock at $219,000, which became issuable upon the signing of the contract. The 350,000 shares of Common Stock were issued in March 2001.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 14 - RELATED PARTY TRANSACTIONS

      NAC contracted for investor relations and other financial advisory services from Mallory Factor Inc during Fiscal 2002 and Fiscal 2001. For Fiscal 2002 and 2001, NAC paid Mallory Factor Inc. $125,000 and $251,000, respectively. Effective April 2001, NAC consummated an agreement to sub-lease its New York corporate headquarters from Mallory Factor Inc. Pursuant to the terms of the Sublease Agreement, NAC subleases its 5,500 square foot New York office commencing April 1, 2001 and NAC issues all payments directly to the landlord in accordance with the terms of the Master Lease The sublease agreement provides for an annual base rent of $199,000 and the term expires July 31, 2006. Mallory Factor, who was a member of NAC's Board of Directors from December 2000 until January 2002, is a principal at Mallory Factor Inc.

      During Fiscal 2001, NAC paid $43,000 to Automotive Personnel, LLC, for placement services rendered in Fiscal 1998. In addition, NAC paid $69,000 in Fiscal 2002 for outplacement services provided to the employees of NAC terminated as a part of its restructuring plan. The President of Automotive Personnel, LLC, was a member of NAC's Board of Directors until December 2001.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Shareholder Litigation and Regulatory Investigations

      NAC and certain of its former officers and directors were named as defendants in eleven purported class action lawsuits which were filed in the United States District Court for the Northern District of Ohio subsequent to the January 1998 resignation of NAC's former independent auditors, Deloitte & Touche, LLP ("Deloitte & Touche"). The actions, which were consolidated, alleged fraud and other violations of the federal securities laws and seeks money damages as the result of various alleged frauds and violations of the Securities Exchange Act of 1934, including misrepresentations about the adequacy of NAC's allowance for credit losses and its loan underwriting practices. In April 2000, NAC and the class action plaintiffs' representatives reached an agreement in principle to settle the class action securities litigation. Under the terms agreed upon, NAC agreed to pay to the plaintiffs' class $6.5 million in consideration for, among other things, the release of all defendants from liability. The settlement was not an admission of liability by any party. At January 31, 2000 NAC accrued the $6.5 million settlement amount together with an estimate of the legal fees that will be incurred in completing the settlement. The settlement was approved and completed in Fiscal 2001. The Securities and Exchange Commission, the United States Attorney for the Northern District of Ohio, and the Federal Bureau of Investigation, investigated the issues raised as the result of the resignation of Deloitte & Touche. The investigations have concluded without any further action required by NAC.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      The components of litigation and other charges for Fiscal 2002, 2001 and 2000, respectively, are the following costs (in thousands):

                                                                        Years Ended January 31,
                                                               ---------------------------------------------
                                                                   2002            2001             2000
                                                               ------------    ------------    -------------
Legal and settlement cost relating to litigation matters               $ -         $ 5,799          $ 7,037
Crisis management consulting                                             -             116            3,063
Financing, loan waiver and prepayment fees                               -               -              408
Fees for special independent audits                                      -               -              523
Costs of special investigations                                          -               -              273
Other                                                                    -             375                4
                                                               ------------    ------------    -------------
                                                                       $ -         $ 6,290         $ 11,308
                                                               ============    ============    =============


Shareholder Complaints

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      On August 31, 2001, NAC received a complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corporation as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty
(30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James
J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

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

      NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative compliant. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. NAC also intends to vigorously defend the Zadra Complaint. A motion to dismiss the Zadra Complaint also has been filed. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Self-Insurance Reserves for Property Damage and Personal Injury Claims.

      NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's financial services business. That operation was discontinued in Fiscal 1997 as the result of NAC's discontinuation of its automobile rental operations and the dealership are included in the results of discontinued operations (see Note 3).

      NAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment. In connection therewith, NAC established certain reserves in its financial statements for the estimated cost of satisfying those claims.

      Prior to Fiscal 2000, NAC estimated its future payments for self-insurance liabilities based upon an actuarial analysis of reported and incurred but not reported claims. In Fiscal 2002, 2001 and 2000, due to the number of years since NAC exited the rental car business and the reduction in the number of open claims, NAC used the services of a claims review specialist and/or litigation experts to review all open claims and determine the required case reserve on a claim by claim basis. Changes in estimates of liabilities resulting from this analysis are recognized in income (as a component of the results of the discontinued auto rental operations (see Note 3)) in the period in which the estimates are changed.

      NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003. NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the Transamerica Insurance Company ("TIC"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIC has filed a suit (TIC Co. v. Darrell Smith, Aaron Simpson and NAC in the United

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIC's) financial responsibility is capped at an amount for less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not be resolved. TIC made a motion to have the court reconsider its decision and NAC has filed a response arguing that the court should take action on this matter at this time. The Court granted TIC's motion and has permitted the action to proceed. NAC's answer is due May 2002.

      Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At January 31, 2002 NAC had accrued $769,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation

      In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Employment Agreement

      In December 2000, NAC entered into an employment agreement with Mr. James McNamara for his employment as NAC's Chief Executive Officer. Under the contract, Mr. McNamara is entitled to receive a $1.0 million cash bonus immediately upon NAC's Common Stock being listed on the NASDAQ Stock Market, the American Stock Exchange or the New York Stock Exchange; provided, however, that such listing shall have occurred prior to December 31, 2003.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

      NAC leases office and warehouse facilities in New York, NY and Solon, OH, respectively, under leases expiring at various dates. NAC's ZoomLot subsidiary, has subleased its office in Phoenix, AZ to an unaffiliated third party for the remainder of its term which expires in September 2006 at a rate of $253,000 per annum. In addition to the lease base rents, NAC is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31, 2002, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows:

                    Fiscal Year             Amount
                    -----------             ------

                       2003                  $ 241
                       2004                    228
                       2005                    211
                       2006                    199
                       2007                     99
                                            ------
                                             $ 978
                                            ======

NOTE 16 - RESTRUCTURING

      During January 2001, NAC committed to a plan of restructuring its operations and relocating its corporate offices from Solon, Ohio to New York City, New York. As a part of the plan, and in accordance with EITF Issue No. 94-3, "Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", NAC recorded a restructuring charge of $1.8 million which is comprised of a write-down for property and equipment of $922,000 and the accrual of expenses aggregating $855,000. The accrual at January 31, 2001 represents the costs to be incurred in Fiscal 2002 for the completion of the steps contained in the restructuring plan. The nature of the costs accrued and the changes in the amounts accrued during Fiscal 2002 are as follows (in thousands):

                                                            Year Ended January 31, 2002
                                         -----------------------------------------------------------------
                                           Accrued at                        Changes in      Accrued at
                                         Beginning of Year   Incurred         Estimates       Year End
                                         ----------------  --------------   --------------  --------------
Employee termination costs                         $ 575          $ (617)            $ 42             $ -
Lease terminations                                   130            (107)             (23)              -
Outplacement fees and other                          150            (191)              41               -
                                         ----------------  --------------   --------------  --------------
Total                                              $ 855          $ (915)            $ 60             $ -
                                         ================  ==============   ==============  ==============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2002, 2001 AND 2000

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial information for Fiscal 2002, 2001 and 2000 (in thousands, except per share amounts):

                                                                                   Quarter
                                                       -----------------------------------------------------------------
                                                          First            Second            Third           Fourth
                                                       -------------    -------------    --------------   --------------
FISCAL 2002
Total Revenue(1)                                              $ 226             $ 48              $ 87             $ 84
                                                       =============    =============    ==============   ==============

Loss from continuing operations(1)                           $ (758)          $ (901)         $ (1,395)        $ (2,434)
Discontinued operations, net of tax(1)                       (1,596)          (1,787)           (6,552)           1,155
                                                       -------------    -------------    --------------   --------------
Net loss                                                   $ (2,354)        $ (2,688)         $ (7,947)        $ (1,279)
                                                       =============    =============    ==============   ==============

Basic and Diluted (loss) Earnings Per Share(2)
     Continuing operations                                   $ (.06)          $ (.08)           $ (.12)          $ (.21)
     Discontinued operations                                   (.14)            (.15)             (.56)             .10
                                                       -------------    -------------    --------------   --------------
     Net loss per share                                      $ (.20)          $ (.23)           $ (.68)          $ (.11)
                                                       =============    =============    ==============   ==============

FISCAL 2001
Total Revenue(1)                                              $ 980          $ 1,293           $ 1,336            $ 493
                                                       =============    =============    ==============   ==============

Loss from continuing operations(1)                         $ (2,380)        $ (1,505)            $ (10)       $ (42,612)
Discontinued operations, net of tax(1)                       (3,343)           1,366               406              795
                                                       -------------    -------------    --------------   --------------
Net loss                                                   $ (5,723)          $ (139)            $ 396        $ (41,817)
                                                       =============    =============    ==============   ==============

Basic and Diluted (loss) Earnings Per Share(2)
     Continuing operations                                   $ (.08)          $ (.04)              $ -          $ (3.21)
     Discontinued operations                                   (.12)             .04               .01              .06
                                                       -------------    -------------    --------------   --------------
     Net loss per share                                      $ (.20)             $ -             $ .01          $ (3.15)
                                                       =============    =============    ==============   ==============

FISCAL 2000
Total Revenue(1)                                              $ 425            $ 480             $ 576            $ 803
                                                       =============    =============    ==============   ==============

Loss from continuing operations(1)                         $ (3,035)        $ (5,256)            $ 788        $ (13,161)
Discontinued operations, net of tax(1)                       (1,108)             559            (1,951)           9,849
                                                       -------------    -------------    --------------   --------------
Net loss                                                   $ (4,143)        $ (4,697)         $ (1,163)        $ (3,312)
                                                       =============    =============    ==============   ==============

Basic and Diluted (loss) Earnings Per Share(2):
     Continuing operations                                   $ (.11)          $ (.18)            $ .02           $ (.48)
     Discontinued operations                                   (.03)             .02              (.06)           $ .36
                                                       -------------    -------------    --------------   --------------
     Net loss per share                                      $ (.14)          $ (.16)           $ (.04)          $ (.12)
                                                       =============    =============    ==============   ==============

(1) Total Revenue, loss from continuing operations and loss from discontinued operations has been reclassified from prior quarters to conform to the current presentation.

(2) The sum of the quarters do not equal year to date. A large fluctuation in the fourth quarter fiscal year 2001 is the result of NAC's repurchase of 25,943,360 common shares. See Note 12

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           ANGELIKA FILM CENTERS, LLC

                     December 27, 2001 and December 28, 2000

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
ANGELIKA FILM CENTERS, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a Delaware limited liability company) as of December 27, 2001 and December 28, 2000, and the related statements of income, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 27, 2001 and December 28, 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Cleveland, Ohio
March 8, 2002

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                 BALANCE SHEETS
                          (dollar amounts in thousands)

                     December 27, 2001 and December 28, 2000

                                                                                 DECEMBER 27,               DECEMBER 28,
                                                                                     2001                       2000
                                                                              --------------------       --------------------
                            ASSETS
Current Assets
   Cash                                                                        $             1,081       $               820
   Trade and other receivables                                                                   7                        37
   State and local income taxes receivable                                                       -                        27
   Due from affiliates (Note E)                                                                348                       103
   Concession inventories (Note A)                                                               9                        20
   Prepaid expenses and other current assets                                                   175                       232
                                                                              --------------------       -------------------
        Total current assets                                                                 1,620                     1,239

Property, Equipment and Leasehold Improvements, net
   (Note B)                                                                                    549                       621
Goodwill (Note A)                                                                            8,659                     9,250
Deposits                                                                                        75                        89
                                                                              --------------------       -------------------
             TOTAL ASSETS                                                      $            10,903       $            11,199
                                                                              ====================       ===================

                    LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                    $             1,076       $               496
   Deferred income and other obligations                                                        35                        58
                                                                              --------------------       -------------------
        Total current liabilities                                                            1,111                       554

Deferred Rental Obligations  (Note C)                                                        1,271                     1,052
                                                                              --------------------       -------------------
        Total liabilities                                                                    2,382                     1,606

 Commitments and Contingencies (Note D)                                                          -                         -

 Members' Equity (Note A)                                                                    8,521                     9,593
                                                                              --------------------       -------------------
             TOTAL LIABILITIES AND MEMBERS' EQUITY                             $            10,903       $            11,199
                                                                              ====================       ===================



   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENTS OF INCOME
                          (dollar amounts in thousands)

           For the years ended December 27, 2001 and December 28, 2000



                                                                         DECEMBER 27,              DECEMBER 28,
                                                                            2001                      2000
                                                                      -----------------          ----------------
Revenue
  Theatre income                                                           $ 5,756                    $ 5,416
  Theatre concessions                                                          655                        621
  Cafe concession sales                                                        416                        353
  Rental and other income                                                      131                         72
                                                                          ---------                ----------
        Total operating income                                               6,958                      6,462

Operating costs and expenses
  Film Rental                                                                2,243                      2,087
  Operating costs                                                            3,127                      2,509
  General and administrative expenses                                           98                        164
  Depreciation and amortization                                                693                        692
                                                                          ---------                ----------
        Total operating costs and expenses                                   6,161                      5,452
                                                                          ---------                ----------
           Income from operations                                              797                      1,010
                                                                          ---------                ----------
Other income
  Interest income                                                                -                         28
                                                                          ---------                ----------
        Total other income                                                       -                         28
                                                                          ---------                ----------
           Income before state and local tax expense                           797                      1,038

State and local income tax expense (Note A)                                     51                         48
                                                                          ---------                ----------
            NET INCOME                                                       $ 746                     $  990
                                                                          =========                ==========



   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

           For the years ended December 27, 2001 and December 28, 2000


                                     NATIONAL                                                 CITADEL
                                     CINEMAS,              FA               SUTTON HILL       CINEMAS,
                                       INC.               INC.              ASSOCIATES          INC.              TOTAL
                                   -------------      ------------       ----------------   -------------      ------------
BALANCE AT DECEMBER 31, 1999                $ -           $ 8,350            $ 1,669                $ -          $ 10,019

  Distribution to members                  (557)             (629)              (116)              (114)           (1,416)

  Transfer of interest in AFC
     (Note A)                             4,955            (4,957)            (1,609)             1,611                 -

  Net income                                398               428                 56                108               990
                                   -------------      ------------       ------------      -------------      ------------

BALANCE AT DECEMBER 28, 2000              4,796             3,192                  -              1,605             9,593

  Distribution to members                  (909)             (606)                 -               (303)           (1,818)

  Net income                                373               248                  -                125               746
                                   -------------      ------------       ------------      -------------      ------------

BALANCE AT DECEMBER 27, 2001            $ 4,260           $ 2,834                $ -            $ 1,427           $ 8,521
                                   =============      ============       ============      =============      ============



   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)

           For the years ended December 27, 2001 and December 28, 2000

                                                                DECEMBER 27,     DECEMBER 28,
                                                                   2001              2000
                                                                ------------    ---------------
Cash Flows from Operating Activities:
   Net income                                                     $  746          $    990
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                               693               692
         Deferred rent expense                                       219               242
         Changes in assets and liabilities associated with
             operating activities:
                Trade and other receivables                           30               (22)
                State and local income taxes receivable               27               (27)
                Due to (from) affiliates                            (245)              (89)
                Concessions inventories                               11               (11)
                Prepaid expenses and other current assets             57              (176)
                Deposits                                              14                 -
                Accounts payable and accrued liabilities             580               132
                State and local income taxes payable                   -               (16)
                Deferred income and other obligations                (23)                8
                                                                ---------        ----------
                    Net cash provided by operating activities      2,109             1,723

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and
      leasehold improvements                                         (30)              (14)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to members                                         (1,818)           (1,416)
                                                                ---------        ----------

                    NET INCREASE IN CASH                             261               293

Cash at beginning of year                                            820               527
                                                                ---------        ----------

Cash at end of period                                            $ 1,081         $     820
                                                                =========        ==========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for income taxes                     $    51         $      91
                                                                =========        ==========



   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

                     December 27, 2001 and December 28, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

    Angelika Film Centers LLC (AFC) is a Delaware limited liability company, whose membership interest at December 27, 2001 is held 33.34% by FA, Inc.
    (FA), 16.66% by Citadel Cinemas, Inc. (Citadel) and 50% by National Cinemas, Inc. (NCI), a wholly-owned subsidiary of National Auto Credit, Inc.

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

    Fiscal Year

    AFC`s fiscal year ends on the Thursday closest to December 31. The twelve months ending December 27, 2001 and December 28, 2000 contained 52 weeks. Unless stated otherwise, references herein are to the AFC's fiscal years.

    Cash and Cash Equivalents

    AFC considers all highly liquid investments and money market accounts with the original maturities of three months or less to be cash equivalents.

    Concession Inventories

    Inventories are comprised of concession goods and are stated at lower of cost (first-in, first-out method) or market.

    Property and Equipment

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

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 27, 2001 and December 28, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Income Taxes

    AFC is a limited liability company; therefore, no federal income taxes have been provided for its operations. Any liability or benefit from the AFC's income or losses is the responsibility of the individual members. AFC provides for state and city income tax liabilities in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

    Goodwill

    AFC originally recorded $11,810,000 as goodwill in conjunction with an asset acquisition during fiscal year 1996. AFC licenses the use of the name "Angelika" under a licensing agreement. The Company had an independent appraisal, which was used to determine the fair value of assets acquired. The Company is amortizing goodwill on a straight-line basis over a twenty-year period. Accumulated amortization of goodwill is $3,151,000 and $2,560,000 at December 27, 2001 and December 28, 2000, respectively.

    Advertising Expense

    Advertising costs are expensed as incurred. Advertising expenses were approximately $357,000 and $40,000 for the years ended December 27, 2001 and December 28, 2000, respectively.

    Fair Value Financial Instruments

    The Company has various financial instruments including cash and cash equivalents, trade and other receivables and accounts payable and accrued liabilities. These instruments are short-term in nature and the Company has determined that their carrying values approximate estimated fair values.

    Impairment of Long-Lived Assets

    The Company evaluates impairment of long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired. This evaluation consists of comparing estimated future cash flows (undiscounted and without interest charges) over the remaining life of the asset to its carrying value. When such evaluation results in a deficiency, the carrying amount of the asset is reduced to its estimated fair value through a charge to income. No impairment was recorded during the 12 months ended December 27, 2001 and December 28, 2000.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 27, 2001 and December 28, 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    Estimates

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

    New Accounting Pronouncements

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for NAC are as follows:

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

    o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

    o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

    o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

AFC currently recognizes a monthly charge of $49,200 for the amortization of its goodwill recorded in conjunction with the asset acquisition during fiscal year 1996. AFC is currently evaluating the potential impact, if any, of the adoption of SFAS 142 will have on its results of operations, cash flows or financial position.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 27, 2001 and December 28, 2000


NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    At December 27, 2001 and December 28, 2000, a summary of property, equipment and leasehold improvements is as follows (in thousands):



                                            DECEMBER 27,   DECEMBER 28,
                                                2001           2000
                                           ------------------------------
         Leasehold improvements               $   525         $   525
         Furniture, fixtures and equipment        537             507
                                           ------------------------------
                                                1,062           1,032
         Less accumulated depreciation            513             411
                                           ------------------------------
              Property, equipment and
                 leasehold improvements,      $   549         $   621
                                           ==============================



NOTE C - LEASE COMMITMENTS

    AFC leases a theater and office space under non-cancelable operating leases which mature in August 2026 and January 2002, respectively. Rental expense was $845,000, including non-cash rent of $219,000 and $242,000, for the years ended December 27, 2001 and December 28, 2000, respectively. At December 27, 2001, future minimum rental commitments for the next five years were as follows (in thousands):



                                 2002                      $ 665
                                 2003                        657
                                 2004                        657
                                 2005                        657
                                 2006                        657
                              Thereafter                  18,321
                                                     ------------
                     TOTAL MINIMUM LEASE PAYMENTS        $21,614
                                                     ============


    AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Deferred rental obligations of $1,271,000 and $1,052,000 are reflected in the accompanying balance sheets as of December 27, 2001 and December 28, 2000, respectively.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 27, 2001 and December 28, 2000


NOTE D - COMMITMENTS AND CONTINGENCIES

    AFC has been involved in various lawsuits. The ultimate outcome of these lawsuits is not always determinable; however, in the opinion of management, based in part upon advice of counsel, the amount of losses that might be sustained, if any, would not materially affect the financial position of AFC.



NOTE E - RELATED PARTY TRANSACTIONS

    City Cinemas Corporation (City Cinemas), an affiliate of Sutton Hill Associates, operates and manages the Angelika Film Centers pursuant to a management agreement (the Agreement). City Cinemas operates the theater in accordance with the terms of a management agreement entered into with the AFC in August 1996. City Cinemas is to be paid an annual management fee of $125,000 and a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). Management and bonus fee expense amounted to the base fee of $125,000 for the years ended December 27, 2001 and December 28, 2000. Effective on June 1, 2000, this management contract was assigned to Citadel.

    AFC's leasehold interest for the Angelika Theater is guaranteed by both the Reading Company and Reading Entertainment, Inc. through the day prior to the 15th anniversary of the lease commencement.

    At December 27, 2001 and December 28, 2000, AFC has an aggregate receivable balance of $348,000 and $103,000, respectively, due from City Cinemas and Citadel. This amount is comprised of monies collected by those affiliated entities for gift certificates and credit card purchases that are then remitted to AFC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to January 31, 2002.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of NAC, as of April 15, 2002 are as follows:

            Name                    Age               Position
--------------------------         -----             ----------
James J. McNamara                   53          Chairman of the Board and
                                                Chief Executive Officer

Robert V. Cuddihy, Jr               42          Chief Financial Officer and
                                                Treasurer

Herbert F. Kozlov                   49          Secretary

Thomas F. Carney, Jr.               48          Director

John A. Gleason                     53          Director

Henry Y. L. Toh                     44          Director

William S. Marshall                 84          Director


     JAMES J. McNAMARA has been Chairman of the Board and Chief Executive Officer since November 3, 2000. Mr. McNamara has been a Director of NAC since February 20, 1998 and previously served as its Chairman from April 1998 to November 1999. Mr. McNamara has also been President of Film Management Corporation (a film company) since 1995, and he has been President and Chief Executive Officer of Celebrity Entertainment, Inc. (an entertainment company) since 1992. Mr. McNamara was Chairman of the Board and Chief Executive Officer of Princeton Media Group, Inc. (a magazine publisher) from 1994 to 1998. A subsidiary of Princeton Media Group, Inc. and Celebrity Entertainment, Inc. each effected an assignment of their respective assets for the benefit of creditors in 1998.

     ROBERT V. CUDDIHY, JR. has been NAC's Chief Financial Officer and Treasurer since September 2001. Mr. Cuddihy was an independent financial consultant to NAC from May 2001 to August 2001. From July 1987 to March 2001, Mr. Cuddihy was the Chief Financial Officer of HMG Worldwide Corporation, a company engaged in in-store marketing and retail store fixturing design and manufacture, and also served as a Director from February 1998 to May 2001. HMG Worldwide Corporation filed a petition in bankruptcy in October 2001. From July 1981 to July 1987, Mr. Cuddihy was with KMPG Peat Marwick, Certified Public Accountants, where he last served as a senior audit manager.

     HERBERT F. KOZLOV has been NAC's Secretary since April 2001. Mr. Kozlov is a member of the law firm of Reed Smith LLP. Mr. Kozlov's former firm of Parker Duryee, Rosoff & Haft, which had been serving as counsel to NAC, merged with Reed Smith LLP effective January 1, 2002. Mr. Kozlov has been a practicing attorney for more than ten years. Mr. Kozlov is also a director of Magnum Entertainment & Sports, Inc. (f/k/a/ Worldwide Entertainment & Sports Corp.), a company formerly engaged in the business of providing management, agency and marketing services to professional athletes and entertainers, and Alpha Hospitality Corporation, an operator of gaming facilities, and a number of privately held companies.

     THOMAS F. CARNEY, JR. has been a Director since December 15, 2000. Mr. Carney is an attorney engaged in the private practice of law at the Carney Legal Group, P.A., a law firm based in Florida. Mr. Carney has also served as Chairman of the Board of Carney and Company, Inc. ("CCI"), which is principally engaged in investment banking and holding company operations, from its formation in December 1983 to the present. CCI's subsidiaries include The Carney Group, Inc., which is engaged in the business of investment banking, and Renard Petroleum Corporation, which was formerly engaged in the business of oil exploration and development.

     JOHN A. GLEASON has been a Director of NAC since April 5, 2000. Mr. Gleason previously served as Director of NAC from February 20, 1998 to September 28, 1999. From 1995 to 1998, Mr. Gleason served on NAC's Dealer Advisory Board, serving as Chairman of such panel from 1996 to 1998. Mr. Gleason has been the President and principal of Automax, Inc., an independent car dealership since 1987. Mr. Gleason has been the President of New Franklin, Inc., an automobile finance consulting firm, since 1992 and has been a partner in Coslar Properties LLC, a real estate firm, since 1995.

     HENRY Y. L. TOH has been a Director of NAC since December 22, 1998. Mr. Toh is also a Director of three other public companies, I-Link Incorporated (an Internet telephone company) since 1992, Teletouch Communications, Inc. (a paging and telecom services provider) since December 2001 and Bigmar, Inc. (an international pharmaceutical firm) since April 2002. Mr. Toh has been a director of Four Vines International, Inc. (a wine producer and distributor) since 1996 and has been the principal officer of Four M. International, Inc. (a private investment entity) since 1992.

     WILLIAM S. MARSHALL has been a Director of NAC since April 5, 2000. Mr. Marshall twice previously served as director of NAC from 1983 to 1993 and from March 9, 1998 to September 29, 1999. Mr. Marshall has been an attorney engaged in private practice since April 1985. For more than four years prior thereto, Mr. Marshall was a partner/stockholder of the Miami, Florida office of the law firm Baskin & Steingut, P.A.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all NAC officers and directors, and persons who own more than ten percent of a registered class of NAC equity securities, to file reports of ownership and changes in ownership of equity securities of NAC with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish NAC with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to NAC pursuant to the Exchange Act during Fiscal 2002, NAC believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year. For Fiscal 2001 Messrs. Carney, Gleason, Marshall, McNamara and Toh failed to file a Form 4 and failed to file timely a Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows all compensation paid by NAC for the fiscal years ended January 31, 2002, 2001 and 2000 to (i) any persons who served as Chief Executive Officer or President of NAC during Fiscal 2002 and (ii) the individuals, other than persons who served as the Chief Executive Officer, who served as an executive officer of NAC at January 31, 2002 and whose income exceeded $100,000.




---------------------------------------------------------------------------------------------------------------------
                                                                     Annual Compensation
                                      -------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
     Name and Principal Position        Fiscal Year          Salary                 Bonus              Other Annual
                                                                                                       Compensation
---------------------------------------------------------------------------------------------------------------------
James J. McNamara,                          2002            $ 500,000             $ 250,000              $       -
Chairman and CEO(1),(3)                     2001            $ 134,856             $ 750,000              $  10,250
                                            2000            $       -             $       -              $  10,250
---------------------------------------------------------------------------------------------------------------------
Robert V. Cuddihy, Jr.                      2002            $  16,666             $  16,666              $  77,500
Chief Financial Officer(4)                  2001            $       -             $       -              $       -
                                            2000            $       -             $       -              $       -
---------------------------------------------------------------------------------------------------------------------
Robert Dixon                                2002            $       -             $       -              $ 198,479
Chief Financial Officer(5)                  2001            $       -             $       -              $       -
                                            2000            $       -             $       -              $       -
---------------------------------------------------------------------------------------------------------------------
Sean P.  Maroney                            2002            $  79,312             $       -              $  89,365
Director of Financial                       2001            $ 101,617             $   4,998              $   6,900
  Reporting(6)                              2000            $  91,731             $   6,202              $   6,598
---------------------------------------------------------------------------------------------------------------------
Raymond Varcho                              2002            $ 141,916             $       -              $ 141,653
Secretary(7)                                2001            $ 196,154             $   4,998              $  15,115
                                            2000            $ 165,416             $   6,440              $  15,441
---------------------------------------------------------------------------------------------------------------------





----------------------------------------------------------------
       Long Term Compensation
------------------------------------
               Awards
----------------------------------------------------------------
  Number of Securities Underlying      All Other Compensation(2)
            Options/SARs
----------------------------------------------------------------
                               -              $   68,740
                         750,000              $  224,750
                         100,000              $  583,654
----------------------------------------------------------------
                               -              $        -
                               -              $        -
                               -              $        -
----------------------------------------------------------------
                               -              $        -
                               -              $        -
                               -              $        -
----------------------------------------------------------------
                               -              $        -
                               -              $    7,205
                               -              $    4,802
----------------------------------------------------------------
                               -              $        -
                               -              $    3,654
                               -              $    8,858
----------------------------------------------------------------



              (*) Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

              (1) The amounts included in "Other Annual Compensation" are the imputed value for the use of Company automobiles and related tax reimbursement.

              (2) "All Other Compensation" includes aggregate stock awards pursuant to employment agreements, executive life and disability insurance, vision, 401(k) match and executive plan medical premiums.

              (3) Pursuant to Mr. McNamara's Employment Agreement dated December 15, 2000, options to purchase 175,000 shares of NAC's Common Stock (granted in fiscal years 1999 and 2000) were canceled.

              (4) Mr. Cuddihy became an employee of NAC in September 2001. For Mr. Cuddihy, the amount in "All Other Compensation" includes amounts paid to Mr. Cuddihy for services he performed for NAC as an independent consultant from May 2001 to September 2001.

              (5) Mr. Dixon, a consultant to NAC, provided financial services to NAC from February 2001 to November 2001. Additionally, Mr. Dixon served in the capacity of NAC's principal financial officer until September 2001.

              (6) Mr. Maroney was NAC's Director of Financial Reporting until April 2001. For Mr. Maroney, the amount in "All Other Compensation" includes amounts paid to Mr. Maroney pursuant to a severance arrangement with NAC.

              (7) Mr. Varcho was NAC's internal corporate counsel and corporate Secretary until April 2001. For Mr. Varcho, the amount in "All Other Compensation" includes amounts paid to Mr. Varcho pursuant to a severance arrangement with NAC.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

      NAC's Board of Directors did not grant options during Fiscal 2002 to any Executive Officers of NAC.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

      There were no exercises of options or stock appreciation rights by officers or directors during Fiscal 2002.

EMPLOYMENT AGREEMENTS

Employment Agreement with James J. McNamara


      On December 15, 2000, NAC's Board of Directors approved an Employment Agreement, effective as of November 3, 2000, with James J. McNamara. Under the terms of that agreement, Mr. McNamara shall be employed as Chief Executive Officer for an initial term of three years, until December 31, 2003, with a base salary of $500,000 per year. In the event that NAC should achieve in any year certain performance milestones with respect to the market price of its Common Stock, as set forth in Exhibit A of the Employment Agreement, Mr. McNamara will also receive a target cash bonus of $300,000, which may also be increased by the Board if the Board believes it appropriate to reward the Chief Executive Officer's performance for that year. Those performance milestones are as follows. Mr. McNamara will receive 25% of the target cash bonus if the market price of the Common Stock is 110% of such market price at the end of the prior employment year. Mr. McNamara will receive 50% of the target cash bonus if the market price of the Common Stock is 120% of such market price at the end of the prior employment year; Mr. McNamara will receive 100% of the target cash bonus if the market price of the Common Stock is 130% of such market price at the end of the prior employment year. The market price of the Common Stock as of the commencement of Mr. McNamara's Employment Agreement was $0.65.

      Following the initial three-year term, the Employment Agreement will automatically renew for consecutive year-long terms unless 90 days prior notice is given by either party. NAC may terminate the Employment Agreement at any time for cause, and Mr. McNamara may terminate at any time in his discretion.

      In the event of a change of control resulting in his separation from NAC, Mr. McNamara would also receive a $250,000 target bonus for any years remaining under the Employment Agreement. Mr. McNamara has also received a lump-sum payment of $750,000 as a signing bonus and compensation for past services rendered to NAC and he will be entitled to an additional bonus in the amount of $1,000,000 in the event that NAC's Common Stock is listed on the NASDAQ National Stock Market, Inc., the American Stock Exchange or the New York Stock Exchange. As a signing bonus, Mr. McNamara was granted the right to 350,000 shares of Common Stock. Mr. McNamara was previously granted options to purchase 175,000 shares of restricted Common Stock, which he surrendered to NAC, prior to the issuance of the shares constituting his signing bonus.

      The employment agreement also grants Mr. McNamara the right to options to purchase an additional 750,000 shares of NAC Common Stock with an exercise price equal to the average of the closing bid prices of the Common Stock on the OTCBB for the five trading days preceding December 16, 2000 or $.664, which also may be exercised by means of cashless exercise. Such options shall have a term of 10 years from the date of grant; and shall be fully vested and be exercisable as follows: (a) options with respect to 250,000 shares shall vest and be exercisable immediately; (b) options with respect to 250,000 shares shall vest and be exercisable on and after December 15, 2001; and (c) options with respect to 250,000 shares shall vest and be exercisable on and after December 15, 2002; provided, however, that upon a change of control, as defined in the Employment Agreement, all options that have not yet vested and become exercisable shall be deemed to have vested and have become exercisable as of the time immediately preceding such change of control. Further, the options shall be issued under a qualified omnibus long-term incentive plan that will provide for incentive stock options pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). From time to time, the Board may, in its discretion, increase Mr. McNamara's base salary and grant additional options to Mr. McNamara, on such terms as the Board determines.

      The Agreement also provides for certain payments in the event of a termination without cause by NAC or a termination for good reason by Mr. McNamara as follows: NAC will pay to Mr. McNamara one dollar ($1) less than the amount that would constitute an "excess parachute payment" under Code Section 280G of the Internal Revenue Code. NAC shall pay to Mr. McNamara such amount in lump sum cash payment as soon as practicable following the effective date of such termination. NAC shall also continue to provide Mr. McNamara with all employee benefits and perquisites, which he was participating in or receiving at the effective date of termination (or if greater, at the end of the prior year) for two years following termination.

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

Employment Agreement with Robert V. Cuddihy, Jr.

      Effective December 31, 2001, NAC consummated an employment agreement with Robert V. Cuddihy, Jr. Under the terms of the agreement, Mr. Cuddihy shall be employed as Chief Financial Officer and Treasurer for an initial term of three years, until December 31, 2004, with a base salary of $240,000 per year and a minimum annual bonus of $20,000 per year. Mr. Cuddihy is also entitled to NAC employee benefits of health insurance, 401-K plan and related programs. Following the initial three year term, the agreement will automatically renew for consecutive year-long terms unless 90 days prior written notice is given by either party. In the event that the agreement is terminated by NAC without cause, Mr. Cuddihy shall receive one year compensation in the form of severance compensation.

1993 EQUITY INCENTIVE PLAN

      NAC's 1993 Equity Incentive Plan (the "Plan") provides for the grant of Incentive Options, Non-Qualified Options, Stock Appreciation Rights, Restricted Stock Appreciation Rights, Restricted Stock and Common Stock (all of which are sometimes collectively referred to as "Awards") to the Executive Officers referred to in the cash compensation table as well as to other employees of NAC and its subsidiaries and any former employee of NAC eligible to receive an assumed or replacement award or award settlement. Awards may be granted singly, in combination or in tandem. In addition, Awards may be made in combination, or in tandem with, in replacement of, or as the payment for grants or rights under any other compensation plan of the NAC, including the Option Plan or the plan of any acquired entity.

      The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were 42,848, 14,641 and 19,211 shares of restricted stock cancelled under this Plan during the years ended January 31, 2002, 2001 and 2000, respectively. There were 128,352 shares available for future stock awards or option grants at January 31, 2002. The shares to be issued under the Plan may be authorized and unissued shares, treasury shares or a combination thereof. The Compensation Committee (the "Committee") administers the Plan. The Committee is comprised of three non-employee Directors, all of whom must be "disinterested persons" as defined under the Plan.

      Any compensation income realized by a participant with respect to any Award granted under the Plan shall be subject to withholding by NAC of income, employment or other taxes required by federal, state, local or foreign law. The Committee may in its discretion satisfy the withholding requirement by causing the entity or subsidiary employing the participant to withhold the appropriate amount of any and all of such taxes from any other compensation otherwise payable to such participant.

REMUNERATION OF DIRECTORS

      For services in Fiscal 2002, all non-employee directors received: (1) compensation at the annual rate of $55,000 plus an additional $5,000 per annum for serving on one or more committees of the Board; and (2) reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of the Company. Fees and expenses shall be reimbursed upon submission to the Company of appropriate documentation for such fees and expenses in accordance with then-current Company policy.

      Due to the substantial issues faced by NAC during Fiscal 2001 and Fiscal 2002, including the sale and disposition of NAC's automobile loan portfolio, the issues raised by the Frankino Parties litigation and settlement and the purchase of the 50% interest in the Angelika Film Centers, LLC interest along with the subsequent agreements made in December 2000 with Reading and its subsidiaries, and the purchase of ZoomLot and the subsequent Exchange Agreement with the former ZoomLot shareholders, various members of the Board of Directors were required to devote substantial time to the affairs of NAC.

      Amounts paid to Directors in Fiscal 2002 aggregated $508,000 for services rendered during the period as follows:


             Director                      Amount           Director Status(1)
      ------------------------------       ------           ------------------
      James J. McNamara(2)                $     -           Director
      Thomas F. Carney, Jr.                60,000           Director
      John A. Gleason                      60,000           Director
      Henry Y.L Toh                        60,000           Director
      William S. Marshall                  60,000           Director
      Mallory Factor                       60,000           Resigned as a Director January 2002
      Donald Jasensky                      55,000           Resigned as a Director December 2001
      Steven Johnson                       48,000           Resigned as a Director January 2002
      Gary Trujillo                        50,000           Resigned as a Director January 2002
      Peter T. Zackaroff                   55,000           Resigned as a Director December 2001


      (1) During Fiscal 2002, the number of Directors constituting NAC's Board of Directors decreased due to, among other things (i) the relocation of NAC's principal office to New York from Ohio, (ii) the discontinuance of ZoomLot's e-commerce operations and NAC automobile finance operations and (iii) the hiring of certain full time employees in New York to manage NAC's day-to-day operations.

      (2) Directors who are also employees of NAC do not receive any additional compensation for serving on the Board of Directors.

PERFORMANCE GRAPH

      The following graph compares the yearly change in NAC's cumulative total shareholder return on its Common Stock (based on the market price of NAC's Common Stock) with the cumulative total return of the S&P 600 Small Cap Index, the Russell 2000 Index, Reading International, Inc. (a theatre and real estate concern) and AMC Entertainment, Inc. (a theatre concern).

                              2/1/97    1/31/98    1/31/99    1/31/00    1/31/01    1/31/02
                              -------------------------------------------------------------
 National Auto Credit, Inc.    100        10         12         14          4          2
 S&P 600 Small Cap Index       100       120        118        130        155        158
 Russell 2000 Index            100       116        116        134        138        131
 AMC Entertainment, Inc.       100       169        107         60         34         68
 Reading International, Inc.   100       139        132         95         74         66



      For purposes of the above table, NAC is compared to both AMC Entertainment, Inc. and Reading International Inc. as each company is engaged principally in the operations of various film theatres. NAC's current operations are comprised principally of its investment in the Angelika Film Center LLC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of April 30, 2002 with respect to: (1) all persons known by NAC to be the beneficial owners of five percent or more of Common Stock; (2) each executive officer and director; and (3) all executive officers and directors of NAC as a group.

      Name and Address of                  Number of Shares                 Approximate
      Beneficial Owner(1)                 Beneficially Owned            Percentage of Class(2)
      -------------------                 ------------------            ----------------------
      James McNamara(3)                       1,889,275                         20.7%
      555 Madison Ave 29th Floor
      New York, New York 10022

      Academy Capital Management(4)             759,650                          8.8%
      500 N. Valley Mills Drive Suite 208
      Waco, TX 76710

      William S. Marshall(5)                    255,000                          2.9%
      555 Madison Ave 29th Floor
      New York, New York 10022

      John A. Gleason(5)                        245,000                          2.8%
      555 Madison Ave 29th Floor
      New York, New York 10022

      Henry Y. L. Toh(5)                        245,000                          2.8%
      555 Madison Ave 29th Floor
      New York, New York 10022

      Thomas F. Carney, Jr.(6)                   50,000                          0.6%
      555 Madison Ave 29th Floor
      New York, New York 10022

      Robert V. Cuddihy, Jr.                          -                            -
      555 Madison Ave 29th Floor
      New York, New York 10022

      All executive officers and              2,684,275                         27.0%
      Directors as a group (6 persons)(7)


(1) Pursuant to rules promulgated under the Exchange Act of 1934, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or direct the voting of shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise noted, NAC believes that all of such shares are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of Common Stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person, and which are exercisable within 60 days from the date hereof, have been exercised or converted, as the case may be.

(2) Based on 8,641,754 shares outstanding as of April 30, 2002.

(3) Includes 1,389,275 shares of stock and vested options to purchase 500,000 shares of Common Stock. Does not include 250,000 options to purchase Common Stock which may vest on December 15, 2002.

(4) The information recited is based upon information set forth in Amendment No. 1 to the Form 13-G filed on March 5, 2001 by Academy Capital Management.

(5) Includes 245,000 shares issuable upon exercise of options.

(6) Includes 50,000 shares issuable upon exercise of options.

(7) Includes 1,399,275 shares outstanding and 1,285,000 shares issuable upon exercise of options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 31, 2002, NAC, entered into an Exchange and Repayment Agreement ("Exchange Agreement") dated January 31, 2002 with Cygnet Capital Corporation, Verde Reinsurance Company Ltd., Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel, Steven P. Johnson, Mark Sauder, Colin Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon (the "Former ZoomLot Shareholders"). The Former ZoomLot Shareholders had previously received Common and Preferred Shares of NAC pursuant to a Merger Agreement and Plan of Reorganization (the "Merger Agreement") executed December 15, 2000.

      Under the Merger Agreement, 666,667 shares of Series C Preferred Stock issued in the acquisition of ZoomLot were forfeitable if ZoomLot did not reach certain financial goals by December 31, 2003, and NAC was obligated to redeem, at the option of the holders, the 729,047 shares of the Series C Preferred Stock issued under the Merger Agreement, at a per share price equal to the greater of $15.00 or ten times the fair market price of NAC's Common Stock, if ZoomLot did reach those financial goals. Additionally, Ernest G. Garcia II, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., each being a former shareholder of ZoomLot, were obligated to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance goals by December 31, 2003. As the result of shares of NAC Common Stock issued upon the conversion of the Series B Preferred Stock issued in the acquisition of ZoomLot, and open market purchases, Mr. Garcia had become the beneficial owner of 18% of the then outstanding shares of Common Stock of NAC.

      Since NAC now intended to discontinue ZoomLot's operations prior to December 31, 2003, it was necessary to resolve the effect of that on the obligations of NAC and the former ZoomLot stockholders under the Merger Agreement. As a result of the negotiations, on January 31, 2002, NAC, entered into the Exchange Agreement.

      The Exchange Agreement sets forth the agreement among all the parties to terminate the operations of ZoomLot. The parties agreed, among other things, that the financial performance goals (specifically the "First Objective" and the "Second Objective" as those terms are defined in the Merger Agreement) had not and would not be met. Accordingly, the 666,667 shares of Series C Preferred Stock forfeitable if those goals were not met were deemed forfeited and were to be returned and surrendered to NAC. For financial reporting purposes, those shares of Series C Preferred Stock had been treated as contingently issuable, and accordingly their return had no effect on NAC's consolidated financial statements.

      Additionally, under the Exchange Agreement, the contingent obligation of Mr. Garcia, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial goals by December 31, 2003 was resolved by (i) the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share, (ii) the return to NAC of 62,380 shares of NAC Series C Preferred Stock at an aggregate agreed-upon value of $854,875, which represented the carrying amount of such shares of Series C preferred Stock in NAC's consolidated financial statements, and (iii) the issuance to NAC of a promissory note in the amount of $986,048, payable, together with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 30, 2003.

      For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's common stock, recorded the 62,380 shares of Series C Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 3 of Notes to Consolidated Financial Statements.

      NAC contracted for investor relations and other financial advisory services from Mallory Factor Inc during Fiscal 2002 and Fiscal 2001. Mallory Factor, a member of NAC's Board of Directors from December 2000 to January 2002, is a principal at Mallory Factor Inc. For Fiscal 2002 and 2001, NAC paid Mallory Factor Inc. $125,000 and $251,000, respectively. Effective April 2001, NAC consummated an agreement to sub-lease its New York corporate headquarters from Mallory Factor Inc. Pursuant to the terms of the Sublease Agreement, NAC subleases its 5,500 square foot New York office commencing April 1, 2001 and NAC issues all payments directly to the landlord in accordance with the terms of the Master Lease. The sublease agreement provides of an annual base rent of $199,000 and the term expires July 31, 2006.

      During Fiscal 2001, NAC paid $43,000 to Automotive Personnel, LLC, for placement services rendered in Fiscal 1998. In addition, NAC paid $69,000 in Fiscal 2002 for outplacement services provided to the employees of NAC terminated as a part of its restructuring plan. Donald Jasensky, the President of Automotive Personnel, LLC, was a member of NAC's Board of Directors until December 2001.

      Herbert F. Kozlov, Secretary of NAC, is a member of Reed Smith LLP. Mr. Kozlov's former firm, Parker Duryee Rosoff & Haft, which was counsel to NAC during Fiscal 2002, merged with Reed Smith LLP effective January 1, 2002. Payments made to Parker Duryee Rosoff & Haft for Fiscal 2002 were $412,000 for corporate counsel and litigation services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K DOCUMENTS FILED AS PART OF THIS REPORT:

(a)(1) The following statements are included in Part II, Item 8:

   Financial Statements of the Company

      Report of Independent Certified Public Accountants

      Financial Statements:
           Consolidated Balance Sheets - as of
              January 31, 2002 and 2001

           Consolidated Statement of Operations -
              Years Ended January 31, 2002, 2001 and 2000

           Consolidated Statement of Stockholders' Equity and Comprehensive Income -
              Years Ended January 31, 2002, 2001 and 2000

           Consolidated Statements of Cash Flows - Years Ended January 31,
              2002, 2001 and 2000

           Notes to Consolidated Financial Statements - Years Ended
              January 31, 2002, 2001 and 2000

   Financial Statements of AFC

      Report of Independent Certified Public Accountants

      Financial Statements:
           Balance Sheet as of December 27, 2001 and December 28, 2000

           Statement of Operations for the years ended
             December 27, 2001 and December 28, 2000

           Statement of Members' Equity for the years ended
             December 27, 2001 and December 28, 2000

           Statement of Cash Flows for the years ended
             December 27, 2001 and December 28, 2000

           Notes to Financial Statements for the years ended
             December 27, 2001 and December 28, 2000

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          (CONT.)

(a)(2) The following financial statement schedule for the years ended January 31, 2002, 2001 and 2000 is submitted herewith:

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

3.5   Certificate of Designation for the Series D Junior Participating Preferred
      Stock (incorporated by reference to the Company's Current Report on Form
      8-K, dated October 9, 2001, SEC File No. 1-11601).

4.1 Specimen Stock Certificate - National Auto Credit, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, SEC File No. 1-11601).

4.2   Specimen Series C redeemable preferred stock Certificate - National Auto
      Credit, Inc. (incorporated by reference to the Company's Annual Report on
      Form 10-K for the fiscal year ended January 31, 2001, SEC File No.
      1-11601).

4.3   Rights Agreement, dated as of September 26, 2001, between the Company and
      American Stock Transfer & Trust Company, which included the form of
      Certificate of Designation for the Series D Junior Participating Preferred
      Stock as Exhibit "A", the form of Rights Certificate as Exhibit "B" and the Summary of Rights to Purchase Preferred Stock as Exhibit "C"
      (incorporated herein by reference to the Company's Current Report on Form
      8-K, dated October 9, 2001, SEC File No. 1-11601).

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

10.5  Purchase Agreement among National Auto Credit, Inc., National Cinemas,
      Inc., FA, Inc. and Reading Entertainment, Inc., dated as of April 5, 2000
      (incorporated by reference to Exhibit 10.1 of the Current Report on Form
      8-K filed on April 20, 2000, File No. 1-11601).

10.6 Registration Rights Agreement, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on April
      20, 2000, File No. 1-11601).

10.7 Registration Rights Agreement, dated as of December 15, 2000 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed January 2,
      2001, SEC File No. 1-11601).

10.8  Lockup, Standstill and Voting Agreement, dated as of December 15, 2000,
      (incorporated by reference to Exhibit 4.3 of the Current Report on Form
      8-K filed January 2, 2001, SEC File No. 1-11601).

10.9  Employment Agreement between NAC and James J. McNamara dated as of
      December 15, 2000 (incorporated by reference to Exhibit 10.1 of the
      Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

10.10 Separation Agreement between NAC and David L. Huber dated as of December
      15, 2000 filed and incorporated herein by reference of the Annual Report on Form 10-K/A filed May 31, 2001 (SEC File No..1-11601).

10.11 Agreement for Purchase and Sale of Limited Liability Partnership Interests
      (exhibits to Form 8-K filed January 28, 2002, SEC File No. 1-11601).

10.12 Exchange and Repayment Agreement dated January 31, 2002 by and among
      National Auto Credit, Inc., Cygnet Capital Corporation, Verde Reinsurance
      Company Ltd, Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS
      Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel, Steven P.
      Johnson, Mark Sauder, Colin Bachinsky, Chris Rompalo, Donna Clawson, Mary
      Reiner, and Kathy Chacon (exhibit to Form 8-K filed February 4, 2002, SEC
      File No. 1-11601).

10.13 Amendments to Financial Advisory and Management Consulting Agreement between NAC and Robert B. Dixon dated as of April 1, 2001 (exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed June 15, 2001, SEC File
      No. 1-11601).

10.14 Separation Agreement from NAC for Sean P. Maroney dated as of April 25,
      2001 (exhibit 10.2 to the Company's Quarterly Report on Form 10-Q file
      June 15, 2001, SEC File No. 1-11601).

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K (CONT.)
           (A)(3) EXHIBITS (CONT.)


10.15 Separation Agreement from NAC for Raymond A. Varcho dated as of April 25,
      2001 (exhibit 10.2 to the Company's Quarterly Report on Form 10-Q file
      June 15, 2001, SEC File No. 1-11601).

10.16 Employment Agreement between Robert V. Cuddihy, Jr. and the Company dated
      December 31, 2001 and incorporated by reference herewith.

21    Subsidiaries of National Auto Credit, Inc. at January 31, 2002.

23    Consent of Independent Certified Public Accountants.



(b) REPORTS ON FORM 8-K

      On October 9, 2001, a Form 8-K was filed to announce the declaration of a dividend distribution of one Right for each outstanding share of Common Stock on terms set forth in a Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent.

      On January 28, 2002, a Form 8-K was filed to announce that the Company had entered into an Agreement for Purchase and Sale of Limited Partnership Interests to sell interest in certain affordable housing limited partnerships.

      On February 4, 2002, a Form 8-K was filed to announce that the Company had entered into an Exchange and Repayment Agreement with the former shareholders of ZoomLot under which the securities of NAC issued to such former shareholders of ZoomLot were reacquired by NAC or cancelled and certain obligations of certain of such former shareholders were restructured.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 National Auto Credit, Inc.
                                                   Registrant





Date  May 13, 2002                               By: /s/James J. McNamara
    --------------------------------                 --------------------------
                                                     James J. McNamara
                                                     Chairman of the Board and
                                                     Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on May 13, 2002.


                                                 Principal Financial and
Principal Executive Officer                      Accounting Officer

By: /s/James J. McNamara                         By: /s/Robert V. Cuddihy, Jr.
    ----------------------------                     -------------------------
James J. McNamara                                Robert V. Cuddihy, Jr.
Chairman of the Board and                        Chief Financial Officer and
Chief Executive Officer                          Treasurer



                                        Directors:


/s/Thomas F. Carney, Jr.                         /s/William S. Marshall
--------------------------------                 -----------------------------
Thomas F. Carney, Jr.                            William S. Marshall

/s/James J. McNamara                             /s/John A. Gleason
--------------------------------                 -----------------------------
James J. McNamara                                John A. Gleason

/s/Henry Y. L. Toh
--------------------------------
Henry Y. L. Toh

                                        SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)







                  Column A                Column B                          Column C                  Column D          Column E
                  --------                --------                 --------------------------        ----------        ----------
                                         Balance at                    Additions Charged to:                             Balance
                                        beginning of               --------------------------                           at end of
Description                                period                   Expenses          Other          Deductions          period
----------------------------------      ------------               ----------       ---------        ----------        ----------

Year ended January 31, 2002
----------------------------------
Self-insurance claims                     $     970                $    463          $      -       $    664 (a)       $   769

Year ended January 31, 2001
----------------------------------
Self-insurance claims                     $   4,089                $ (1,656)         $      -       $   1,463 (a)       $   970

Year ended January 31, 2000
----------------------------------
Self-insurance claims                     $   4,880                $    628          $      -       $   1,419 (a)      $  4,089



(a) Cash disbursements related to self-insured claims.