Form 10-Q
period 2002-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2002-06-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    April 30, 2002
                                                ---------------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                        ---------------  ---------------

     Commission file number   1-11601
                              -------

                           NATIONAL AUTO CREDIT, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                34-1816760
       -------------------------------                  ------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

555 Madison Avenue, 29th Floor, New York, New York             10022
--------------------------------------------------          ------------
   (Address of principal executive offices)                  (Zip Code)

                   (212) 644-1400
----------------------------------------------------
(Registrant's telephone number, including area code)

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

                                 Yes ( ) No ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

           Class                                  Outstanding at June 12, 2002
           -----                                  ----------------------------
Common Stock, $0.05 par value                               8,641,754

                       NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                    TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Report of Independent Certified Public Accountants                1

           Condensed Consolidated Balance Sheets as of
           April 30, 2002 and January 31, 2002                               2

           Condensed Consolidated Statements of Operations for the
           Three Months Ended April 30, 2002 and 2001                        3

           Condensed Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the Three Months Ended April 30, 2002    4

           Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended April 30, 2002 and 2001                    5

           Notes to Condensed Consolidated Financial Statements              6


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    13

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                      18

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                19

Item 6.    Exhibits and Reports on Form 8-K                                 22


Signatures                                                                  22

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of April 30, 2002, the related statements of stockholders' equity and comprehensive income for the three-month period ended April 30, 2002 and the related statements of operations and cash flows for each of the three-month periods ended April 30, 2002 and 2001. The financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein) and in our report dated April 9, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Grant Thornton LLP
Cleveland, Ohio
June 12, 2002

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      April 30,        January 31,
                                                                         2002              2002
                                                                     -------------     -------------
                                                                     (unaudited)
                               ASSETS

Cash and cash equivalents                                                 $ 5,030           $ 6,122
Marketable securities (Note 2)                                                994               994
Investment in AFC (Note 3)                                                  9,313             9,220
Property and equipment, net of accumulated depreciation
  of $64, and $57, respectively                                                70                71
Income taxes refundable                                                     3,507             3,507
Other assets                                                                  462               620
                                                                     -------------     -------------
                                                                         $ 19,376          $ 20,534
                                                                     =============     =============


                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Self-insurance claims                                                       $ 761             $ 769
Accrued income taxes                                                          697               697
Other liabilities                                                           2,114             2,743
                                                                     -------------     -------------
  Total liabilities                                                         3,572             4,209

Commitments and contingencies (Note 4)                                          -                 -

STOCKHOLDERS' EQUITY:
Preferred stock                                                                 -                 -
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,377,589 and
  39,377,589 shares, respectively                                           1,969             1,969
Additional paid-in capital                                                174,337           174,337
Retained deficit                                                         (136,867)         (136,346)
Accumulated other comprehensive income (loss)                                (133)             (133)
Treasury stock, at cost, 30,735,835 and 30,735,835
   shares, respectively                                                   (23,502)          (23,502)
                                                                     -------------     -------------
  Total stockholders' equity                                               15,804            16,325
                                                                     -------------     -------------
                                                                         $ 19,376          $ 20,534
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                                 April 30,
                                                                   -------------------------------------
                                                                       2002                   2001
                                                                   -------------          --------------
Revenues
     Interest income from investments                                      $ 45                   $ 140
     Income from AFC investment                                              93                      86
                                                                   -------------          --------------
          Total revenues                                                    138                     226
                                                                   -------------          --------------

Costs and Expenses
     General and administrative                                             841                   1,436
                                                                   -------------          --------------
          Total costs and expenses                                          841                   1,436
                                                                   -------------          --------------

Loss from continuing operations
   before income taxes                                                     (703)                 (1,210)
Provision for income taxes                                                    -                       -
                                                                   -------------          --------------
Loss from continuing operations                                            (703)                 (1,210)
Income (loss) from discontinued operations, net of tax                      182                  (1,144)
                                                                   -------------          --------------
Net loss                                                                   (521)                 (2,354)
Accretion of discount on redeemable preferred stock                           -                     (24)
                                                                   -------------          --------------
Net loss applicable to common stock                                      $ (521)               $ (2,378)
                                                                   =============          ==============

Basic and diluted earnings (loss) per share
         Continuing operations                                           $ (.08)                 $ (.10)
         Discontinued operations                                            .02                    (.10)
                                                                   -------------          --------------
                 Net earnings (loss) per share                           $ (.06)                 $ (.20)
                                                                   =============          ==============

Weighted average number of shares outstanding
     Basic and diluted                                                    8,642                  11,606
                                                                   =============          ==============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED APRIL 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                           Preferred Stock   Common Stock
                           ----------------- -------------------------   Additional
                                      Par                     Par         Paid-In        Retained     Treasury
                           Shares    Value      Shares       Value        Capital        Deficit        Stock
                           -------- -------- ------------- ----------- --------------- ------------- ------------
Balance at
January 31, 2002                 -      $ -    39,377,589     $ 1,969       $ 174,337    $ (136,346)   $ (23,502)

Net loss                                                                                       (521)
Other comprehensive
   income-unrealized loss
   on marketable securities
                           -------- -------- ------------- ----------- --------------- ------------- ------------
Comprehensive income (loss)


Balance at
April 30, 2002                   -      $ -    39,377,589     $ 1,969       $ 174,337    $ (136,867)   $ (23,502)
                           ======== ======== ============= =========== =============== ============= ============

                             Accumulated
                                Other                     Comprehensive
                            Comprehensive                   Income
                            Income (Loss)     Total         (Loss)
                            --------------- -----------   ------------
Balance at
January 31, 2002                    $ (133)   $ 16,325

Net loss                                          (521)        $ (521)
Other comprehensive
   income-unrealized loss
   on marketable securities              -           -              -
                            --------------- -----------   ------------
Comprehensive income (loss)                                    $ (521)
                                                          ============

Balance at
April 30, 2002                      $ (133)   $ 15,804
                            =============== ===========



     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         April 30,
                                                                 -----------------------
                                                                   2002           2001
                                                                 --------       --------
Cash flows from operating activities
  Net loss                                                       $   (521)      $ (2,354)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Loss (income) from discontinued operations                      (182)         1,144
     Depreciation and amortization                                      7            147
     Stock compensation                                              --             (116)

  Changes in operating assets and liabilities:
    Accrued income tax                                               --                5
    Other liabilities                                                (439)          (923)
    Other operating assets and liabilities, net                        65            243
                                                                 --------       --------
       Net cash used in operating activities                       (1,070)        (1,854)
                                                                 --------       --------

Cash flows from investing activities
  Principal collected on loans                                       --               80
  Proceeds from sale of loans                                        --              313
  Change in contracts in progress                                     (77)           456
  Proceeds from sale of assets held for sale                         --               30
  Purchase of property and equipment                                   (6)           (66)
                                                                 --------       --------
       Net cash provided by (used in) investing activities            (83)           813
                                                                 --------       --------

  Decrease in cash and cash equivalents from
    continuing operations                                          (1,153)        (1,041)
  (Decrease) increase in cash and cash equivalents from
    discontinued operations                                            61         (1,028)
  Cash and cash equivalents at beginning of period                  6,122         12,444
                                                                 --------       --------
  Cash and cash equivalents at end of period                     $  5,030       $ 10,375
                                                                 ========       ========

Supplemental disclosures of cash flow information
  Interest paid                                                  $   --         $   --
                                                                 ========       ========
  Income taxes paid (refund)                                     $   --         $     (5)
                                                                 ========       ========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

General
-------

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the operating results for the full year.

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

Discontinued Operations
-----------------------

     In the fourth quarter of Fiscal 2002, NAC completed a strategic review of its investment in ZoomLot, acquired December 15, 2000 and the development of its e-commerce services. NAC's strategic review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows.

     As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. Subsequent to December 31, 2001, NAC is engaged principally in the movie exhibition segment.

     NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

     Certain fiscal 2002 amounts have been reclassified to conform with fiscal 2003 presentations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

New Accounting Pronouncements
-----------------------------

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

     NAC adopted SFAS 141 and 142 effective February 1, 2002. NAC previously recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, for the three months ended April 30, 2002, NAC discontinued this monthly charge to earnings.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record to the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs are amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in APB 30 to separately identify

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

and report discontinued operations. However, SFAS 144 extends the APB 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

NOTE 2 - MARKETABLE SECURITIES

         Marketable securities at April 30, 2002 are summarized as follows (in thousands):

                                                                         Gross Unrealized
                                                                  -------------------------------
                                                    Cost             Gains             Losses          Fair Value
                                                -------------     -------------     -------------     -------------
Equity securities - mutual funds                     $ 1,127               $ -            $ (133)            $ 994

     All marketable securities were classified as available for sale.

NOTE 3 - INVESTMENT IN AFC

     On April 5, 2000, NAC, through its wholly-owned subsidiary National Cinemas, Inc., acquired a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City.

     AFC is currently owned 50% by NAC and 50% by Reading International, Inc. ("Reading"). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

     NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended April 30, 2002 and 2001, NAC recorded income of $93,000 and $154,000, respectively, representing its share of AFC's net income (loss). Additionally, for the three months ended April 30, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $68,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - INVESTMENT IN AFC (CONTINUED)

     Summarized income statement data for AFC for the three months ended March 31, 2002, and 2001, respectively, is as follows (in thousands):



                                             Three Months Ended March 31,
                                             ----------------------------
                                               2002               2001
                                             ---------          ---------
Revenues                                     $   1,627          $   2,035

Film rental                                        478                742
Operating costs                                    718                742
Depreciation and amortization                      173                173
General and administrative expenses                 71                 70
                                             ---------          ---------
                                                 1,440              1,727
                                             ---------          ---------
Net income                                   $     187          $     308
                                             =========          =========

NAC's proportionate share of net income      $      93          $     154
Amortization expense                              --                  (68)
                                             ---------          ---------
Income from investment in AFC                $      93          $      86
                                             =========          =========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Shareholder Complaints
----------------------

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


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Self-Insurance Reserves for Property Damage and Personal Injury Claims.
------------------------------------------------------------------------

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

     NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003. NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the Transamerica Insurance Company ("TIC"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIC has filed a suit (TIC Co. v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIC's) financial responsibility is capped at an amount for less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not be resolved. TIC made a motion to have the court reconsider its decision and NAC has filed a response arguing that the court should take action on this matter at this time. The Court granted TIC's motion and has permitted the action to proceed. NAC's answer was filed in May 2002.

     Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At April 30, 2002 NAC had accrued $761,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Litigation
-----------------

     In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

NOTE 5 - DISCONTINUED OPERATIONS

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

                                                                          Discontinued Operations
                                                             -----------------------------------------------------
                                                                                           Auto           Auto
                                                             E-Commerce    Financing      Rental          Total
                                                             ----------    ----------    --------      ----------
THE THREE MONTHS ENDED APRIL 30, 2002
      Revenue                                                $     --      $        7    $     --      $        7

      Operating expense                                            --            --            --            --
      General and administrative (expenses) income                 --             (11)          186           175
                                                             ----------    ----------    ----------    ----------
                                                                   --             (11)          186           175
                                                             ----------    ----------    ----------    ----------
      Income (loss) before income taxes                            --              (4)          186           182
      Provision (benefit) for income taxes                         --            --            --            --
                                                             ----------    ----------    ----------    ----------
      Income (loss) from discontinued operations                   --              (4)          186           182
      Gain (loss) on disposal of operations, net of tax            --            --            --            --
                                                             ----------    ----------    ----------    ----------
      Income (loss) from discontinued operations             $     --      $       (4)   $      186    $      182
                                                             ==========    ==========    ==========    ==========

THE THREE MONTHS ENDED APRIL 30, 2001
      Revenue                                                $      226    $     --      $     --      $      226

      Operating (expense) income                                 (1,669)          (94)         --          (1,763)
      General and administrative (expenses) income                 --             393          --             393
                                                             ----------    ----------    ----------    ----------
                                                                 (1,669)          299          --          (1,370)
                                                             ----------    ----------    ----------    ----------
      Income (loss) before income taxes                          (1,443)          299          --          (1,144)
      Provision (benefit) for income taxes                         --            --            --            --
                                                             ----------    ----------    ----------    ----------
      Income (loss) from discontinued operations                 (1,443)          299          --          (1,144)
      Gain (loss) on disposal of operations, net of tax            --            --            --            --
                                                             ----------    ----------    ----------    ----------

      Income (loss) from discontinued operations             $   (1,443)   $      299    $     --      $   (1,144)
                                                             ==========    ==========    ==========    ==========

                                     ITEM 2.
                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     National Auto Credit, Inc. (the "Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through and including December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which is comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment.

     In the fourth quarter of Fiscal 2002, NAC completed a strategic review of its investment in ZoomLot, acquired December 15, 2000, and the development of its e-commerce services. NAC's strategic review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows.

     As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue its e-commerce. As a further consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. As a result of these decisions both the e-commerce and the automobile financing operations were classified as a discontinued operations as of January 31, 2002.

     Throughout the first quarter of fiscal 2003 and as of June 12, 2002, NAC had no external source of financing, and has operated on its existing cash balances. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At April 30, 2002 NAC has cash and marketable securities of $6.0 million, which together with any cash flow derived from its investment in AFC, will be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001

     Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $45,000 for the three months ended April 30, 2002 as compared to $140,000 for the three months ended April 30, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended April 30, 2002.

     Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended April 30, 2002 and 2001, NAC recorded income of $93,000 and $154,000, respectively, representing NAC's share of AFC's net income for the three months ended March 31, 2002 and 2001, respectively. Additionally, for the three months ended April 30, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $68,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

     The following sets forth summarized operating results for AFC (in thousands):



                                                 Three Months Ended March 31,
                                                -----------------------------
                                                   2002               2001
                                                ----------         ----------
Revenues                                        $    1,627         $    2,035

Film rental                                            478                742
Operating costs                                        718                742
Depreciation and amortization                          173                173
General and administrative expenses                     71                 70
                                                ----------         ----------
                                                     1,440              1,727
                                                ----------         ----------
Net income                                      $      187         $      308
                                                ==========         ==========

NAC's proportionate share of net income         $       93         $      154
Amortization expense                                  --                  (68)
                                                ----------         ----------
Income from investment in AFC                   $       93         $       86
                                                ==========         ==========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     AFC's revenues decreased $408,000 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, principally as a result of the net effects of a 27.6% decrease in attendance and, partially offset by, an 11.8% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 7.1% to 29.4% from 36.5% for the three months ended March 31, 2002 and 2001, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, were 44.1% for the three months ended March 31, 2002 as compared to 36.5% for the three months ended March 31, 2001 due principally to a decrease in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses.

     General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses decreased $595,000 to $841,000 for the three months ended April 30, 2002 from $1.4 million for the three months ended April 30, 2001. The decrease in general and administrative costs for the three months ended April 30, 2002 was primarily due to a decrease in personnel costs and professional services, which declined as a result in the contraction of NAC's operations.

     Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month period ended April 30, 2002 and April 30, 2001. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

DISCONTINUED OPERATIONS

     E-commerce Operations: For the three months ended April 30, 2001, NAC's e-commerce operations incurred an operating loss of $1.4 million, reflecting revenues of $226,000 and expenses of $1.7 million. Included in the expenses of $1.7 million were non-cash charges of $572,000 for the amortization of the goodwill arising in the December 2000 acquisition of ZoomLot. The remaining expenses of $1.1 million represent the expenses incurred in ZoomLot's attempts to develop its e-commerce method of facilitating the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used auto dealers' customers with financing, insurance and other services.

     Automobile Financing and Auto Rental: For the three months ended April 30, 2002, NAC's automobile financing and rental operations generated operating income of $182,000, comprised of net proceeds from an insurance settlement of $186,000 and $4,000 in net general and administrative expenses. For the three months ended April 30, 2001, NAC's automobile financing and rental operations generated operating income of $299,000, comprised of net proceeds of $313,000 from the sale of previously charged-off loans less other net general and administrative expenses of $14,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended April 30, 2002 and 2001, NAC used $1.1 million and $1.9 million, respectively, for operating activities as NAC's payments for operating and general and administrative expenses exceeded income from investments and NAC's proportionate share of income from AFC. NAC funded the negative operating cash flows and negative cash flows from discontinued operations from its existing cash balances.

     NAC believes that the available cash and cash equivalents and marketable securities totaling $6.0 million at April 30, 2002, and the investment income therefrom, the collection of the income tax refund of $3.5 million and any cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, each of these litigations are in a very early stage, and no prediction can be made with respect to their ultimate outcomes. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     NAC adopted SFAS 141 and 142 effective February 1, 2002. NAC previously recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, for the three months ended April 30, 2002, NAC discontinued this monthly charge to earnings.

     In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record to the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs are amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in APB 30 to separately identify and report discontinued operations. However, SFAS extends the APB 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

OTHER

     NAC's exposure to the risks of inflation is generally limited to the potential impact of inflation on its operating and general and administrative expenses. To date, inflation has not had a material adverse impact on NAC.

     NAC does not utilize futures, options or other derivative financial instruments.

FORWARD-LOOKING STATEMENTS

     Various statements made in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q concerning the manner in which NAC intends to conduct its future operations, and potential trends that may impact its future results of operations, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. NAC may be unable to realize its plan and objectives due to various important factors, including, but not limited to, the failure of the Board of Directors to promptly determine what strategic business plan NAC should pursue, the failure of NAC to implement any such plan due to its inability to identify suitable acquisition candidates or its inability to obtain the financing necessary to complete any desired acquisitions, or any adverse outcome of the pending shareholder actions or other litigation.

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

     As of April 30, 2002, NAC has no interest-bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

                                    PART II.
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Shareholder Complaints
----------------------

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

Self-Insurance Reserves for Property Damage and Personal Injury Claims.
------------------------------------------------------------------------

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

     NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003. NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the Transamerica Insurance Company ("TIC"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIC has filed a suit (TIC Co. v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIC's) financial responsibility is capped at an amount for less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not be resolved. TIC made a motion to have the court reconsider its decision and NAC has filed a response arguing that the court should take action on this matter at this time. The Court granted TIC's motion and has permitted the action to proceed. NAC's answer was filed in May 2002.

     Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At April 30, 2002 NAC had accrued $761,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
-----------------

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

                                         NATIONAL AUTO CREDIT, INC.


Date:    June 12, 2002               By: /s/ James J. McNamara
      ---------------------              ---------------------------------------
                                         James J. McNamara
                                         Chairman of the Board and Chief
                                         Executive Officer


                                     By: /s/ Robert V. Cuddihy, Jr.
                                         ---------------------------------------
                                         Robert V. Cuddihy, Jr.
                                         Chief Financial Officer