Form 10-Q
period 2002-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2002-09-16
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended    July 31, 2002
                                                 ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                 -------------    -------------

Commission file number 1-11601
                       -------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       34-1816760
---------------------------------------------------        ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


555 Madison Avenue, 29th Floor, New York, New York                 10022
---------------------------------------------------        ---------------------
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

                                Yes ( )   No ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

             Class                             Outstanding at September 12, 2002
-----------------------------                  ---------------------------------
Common Stock, $0.05 par value                              8,232,614

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----
PART I.         FINANCIAL INFORMATION


Item 1.         Financial Statements

                Report of Independent Certified Public Accountants                   1

                Condensed Consolidated Balance Sheets as of
                July 31, 2002 and January 31, 2002                                   2

                Condensed Consolidated Statements of Operations for the
                Three Months and Six Months Ended July 31, 2002 and 2001             3

                Condensed Consolidated Statements of Stockholders' Equity and
                Comprehensive Income for the Six Months Ended July 31, 2002          4

                Condensed Consolidated Statements of Cash Flows for
                the Six Months Ended July 31, 2002 and 2001                          5

                Notes to Condensed Consolidated Financial Statements                 6


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                       15


Item 3.         Quantitative and Qualitative Disclosures about
                Market Risk                                                         22



PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                   23

Item 6.         Exhibits and Reports on Form 8-K                                    26


Signatures                                                                          26

Certifications                                                                      27

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of July 31, 2002, the related statements of operations for each of the three-month and six-month periods ended July 31, 2002 and 2001; the related statements of stockholders' equity and comprehensive income six-month periods ended July 31, 2002 and the statement of cash flows for the six-month periods ended July 31, 2002 and 2001. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
September 6, 2002

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    July 31,         January 31,
                                                                      2002              2002
                                                                  -------------     -------------
                                                                  (unaudited)
                               ASSETS
Cash and cash equivalents                                          $     3,780       $     6,122
Marketable securities (Note 2)                                             947               994
Investment in AFC (Note 3)                                               9,322             9,220
Property and equipment, net of accumulated depreciation
  of $72, and $57, respectively                                             65                71
Income taxes refundable                                                  3,507             3,507
Other assets                                                               596               620
                                                                  -------------     -------------
                                                                   $    18,217       $    20,534
                                                                  =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Self-insurance claims                                              $       761       $       769
Accrued income taxes                                                       697               697
Other liabilities                                                        1,831             2,743
                                                                  -------------     -------------
  Total liabilities                                                      3,289             4,209

Commitments and contingencies (Note 4)                                       -                 -

STOCKHOLDERS' EQUITY:
Preferred stock                                                              -                 -
Common stock,  $.05 par value; authorized 40,000,000 shares;
  issued 39,377,589 shares each period                                   1,969             1,969
Additional paid-in capital                                             174,337           174,337
Retained deficit                                                      (137,696)         (136,346)
Accumulated other comprehensive loss                                      (180)             (133)
Treasury stock, at cost, 30,735,835 shares each period                 (23,502)          (23,502)
                                                                  -------------     -------------
  Total stockholders' equity                                            14,928            16,325
                                                                  -------------     -------------
                                                                   $    18,217       $    20,534
                                                                  =============     =============










     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 Three Months Ended                Six Months Ended
                                                                      July 31,                          July 31,
                                                           ------------------------------     ----------------------------
                                                               2002             2001             2002            2001
                                                           -------------    -------------     ------------    ------------
Revenues
     Interest income from investments                       $        40      $        86       $       85      $      226
     Income (loss) from AFC investment                                9              (38)             102              48
                                                           -------------    -------------     ------------    ------------
          Total revenues                                             49               48              187             274
                                                           -------------    -------------     ------------    ------------
Costs and Expenses
     General and administrative                                     842            1,413            1,683           2,849
                                                           -------------    -------------     ------------    ------------
          Total costs and expenses                                  842            1,413            1,683           2,849
                                                           -------------    -------------     ------------    ------------

Loss from continuing operations before income taxes                (793)          (1,365)          (1,496)         (2,575)
Provision for income taxes                                            -                -                -               -
                                                           -------------    -------------     ------------    ------------
Loss from continuing operations                                    (793)          (1,365)          (1,496)         (2,575)

Income (loss) from discontinued operations, net of tax              (36)          (1,323)             146          (2,467)
                                                           -------------    -------------     ------------    ------------
Net loss                                                           (829)          (2,688)          (1,350)         (5,042)
Accretion of discount on redeemable preferred stock                   -              (24)               -             (48)
                                                           -------------    -------------     ------------    ------------
Net loss applicable to common stock                         $      (829)     $    (2,712)      $   (1,350)     $   (5,090)
                                                           =============    =============     ============    ============
Basic and diluted earnings (loss) per share
         Continuing operations                              $      (.10)     $      (.12)      $     (.18)     $     (.22)
         Discontinued operations                                      -             (.11)             .02            (.21)
                                                           -------------    -------------     ------------    ------------
                 Net earnings (loss) per share              $      (.10)     $      (.23)      $     (.16)     $     (.43)
                                                           =============    =============     ============    ============
Weighted average number of shares outstanding Basic
     and diluted                                                  8,642           11,721            8,642          11,665
                                                           =============    =============     ============    ============








     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JULY 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                       Preferred Stock     Common Stock                                        Accumulated
                       ---------------  ------------------  Additional                            Other                Comprehensive
                                  Par                Par      Paid-In    Retained   Treasury  Comprehensive                Income
                       Shares    Value    Shares    Value     Capital     Deficit     Stock   Income (Loss)   Total        (Loss)
                       ------    -----  ----------  ------  ----------  ----------  --------  -------------  -------   -------------
Balance at
January 31, 2002          -      $ -    39,377,589  $1,969  $  174,337  $(136,346)  $(23,502)  $     (133)   $16,325

Net loss                                                                   (1,350)                            (1,350)  $     (1,350)
Other comprehensive
 income-unrealized
 loss on marketable
 securities                                                                                           (47)       (47)           (47)
                       ------    -----  ----------  ------  ----------  ----------  --------  -------------  -------   -------------
Comprehensive income
 (loss)                                                                                                                $     (1,397)
                                                                                                                       =============
Balance at
July 31, 2002             -      $ -    39,377,589  $1,969  $  174,337  $(137,696)  $(23,502)  $     (180)   $14,928
                       ======    =====  ==========  ======  ==========  ==========  ========  =============  =======











     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        Six Months Ended
                                                                            July 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
Cash flows from operating activities
 Net loss                                                         $   (1,350)     $   (5,042)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Loss (income) from discontinued operations                           (146)          2,467
   Depreciation and amortization                                          15             344
   Stock compensation                                                  -                (116)

 Changes in operating assets and liabilities:
   Accrued income tax                                                  -                (115)
   Other liabilities                                                    (704)         (1,823)
   Other operating assets and liabilities, net                           (78)            160
                                                                 ------------    ------------
     Net cash used in operating activities                            (2,263)         (4,125)
                                                                 ------------    ------------

Cash flows from investing activities
 Principal collected on loans                                          -                 121
 Proceeds from sale of loans                                           -                 313
 Change in contracts in progress                                        (106)            306
 Proceeds from AFC distributions                                       -                 551
 Proceeds from sale of assets held for sale                            -                  78
 Purchase of property and equipment                                       (9)           (207)
                                                                 ------------    ------------
     Net cash provided by (used in) investing activities                (115)          1,162
                                                                 ------------    ------------

 Decrease in cash and cash equivalents from
  continuing operations                                               (2,378)         (2,963)
 Increase (decrease) in cash and cash equivalents from
       discontinued operations                                            36          (1,749)
 Cash and cash equivalents at beginning of period                      6,122          12,444
                                                                 ------------    ------------
 Cash and cash equivalents at end of period                       $    3,780      $    7,732
                                                                 ============    ============

Supplemental disclosures of cash flow information
 Interest paid                                                    $    -          $    -
                                                                 ============    ============
 Income taxes paid                                                $    -          $      115
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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for the three months and six months ended July 31, 2002 are not necessarily indicative of the operating results for the full year.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

New Accounting Pronouncements
-----------------------------

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for NAC are as follows:

    o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
    o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
    o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective February 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives is no longer subject to amortization;
    o Effective February 1, 2002, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator; and
    o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

       NAC adopted SFAS 141 and 142 effective February 1, 2002. NAC previously recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, for the three months and six months ended July 31, 2002, NAC discontinued this monthly charge to earnings.

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

       In July, 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. NAC is currently evaluating the impacts, if any, of SFAS 146.


NOTE 2 - MARKETABLE SECURITIES

       Marketable securities at July 31, 2002 are summarized as follows (in thousands):

                                                                Gross Unrealized
                                                         ------------------------------
                                           Cost             Gains             Losses          Fair Value
                                       -------------     ------------     -------------     -------------
Equity securities - mutual funds          $ 1,127          $   -            $   (180)         $    947


       All marketable securities were classified as available for sale.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - INVESTMENT IN AFC

       On April 5, 2000, NAC, through its wholly owned subsidiary National Cinemas, Inc., acquired a 50% membership interest in Angelika Film Center, LLC ("AFC"). AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City.

       AFC is currently owned 50% by NAC and 50% by Reading International, Inc. ("Reading"). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

       NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended July 31, 2002 and 2001, NAC recorded income of $9,000 and $30,000, respectively, representing its share of AFC's net income. For the six months ended July 31, 2002 and 2001, NAC recorded income of $102,000 and $184,000, respectively, representing its share of AFC's net income. Additionally, for the three and six months ended July 31, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $68,000 and $136,000, respectively, as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

       Summarized income statement data for AFC for the three months and six months ended June 30, 2002, and 2001, respectively, is as follows (in thousands):

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                ---------------------------------    ------------------------------
                                                    2002                 2001            2002              2001
                                                -------------        ------------    -------------     ------------
Revenues                                         $     1,182          $    1,352      $     2,809       $    3,387

Film rental                                              257                 371              735            1,113
Operating costs                                          690                 702            1,436            1,451
Depreciation and amortization                            176                 167              349              335
General and administrative expenses                       42                  57               85              121
                                                -------------        ------------    -------------     ------------
                                                       1,165               1,297            2,605            3,020
                                                -------------        ------------    -------------     ------------
Net income                                       $        17          $       55      $       204       $      367
                                                =============        ============    =============     ============

NAC's proportionate share of net income          $         9          $       30      $       102       $      184
Amortization expense                                       -                 (68)               -             (136)
                                                -------------        ------------    -------------     ------------
Income from investment in AFC                    $         9          $      (38)     $       102       $       48
                                                =============        ============    =============     ============

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

Self-Insurance Reserves for Property Damage and Personal Injury Claims.
-----------------------------------------------------------------------

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

       Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At July 31, 2002 NAC had accrued $761,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
----------------

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

                                                                          Discontinued Operations
                                                         --------------------------------------------------------
                                                                           Auto           Auto
                                                           E-Commerce    Financing       Rental          Total
                                                         -------------  -----------   ------------    -----------
SIX MONTHS ENDED JULY 31, 2002
 Revenue                                                   $        -    $     16      $        -      $     16

 Operating expense                                                  -           -               -             -
 General and administrative (expenses) income                      (7)        (49)            186           130
                                                         -------------  -----------   ------------    -----------
                                                                   (7)        (49)            186           130
                                                         -------------  -----------   ------------    -----------
 Income (loss) before income taxes                                 (7)        (33)            186           146
 Provision (benefit) for income taxes                               -           -               -             -
                                                         -------------  -----------   ------------    -----------
 Income (loss) from discontinued operations                        (7)        (33)            186           146
 Gain (loss) on disposal of operations, net of tax                  -           -               -             -
                                                         -------------  -----------   ------------    -----------

 Income (loss) from discontinued operations                $       (7)   $    (33)     $      186      $    146
                                                         =============  ===========   ============    ===========

SIX MONTHS ENDED JULY 31, 2001
 Revenue                                                   $      458    $      -      $        -      $    458

 Operating (expense) income                                    (3,206)       (153)              -        (3,359)
 General and administrative (expenses) income                       -         434               -           434
                                                         -------------  -----------   ------------    -----------
                                                               (3,206)        281               -        (2,925)
                                                         -------------  -----------   ------------    -----------
 Income (loss) before income taxes                             (2,748)        281               -        (2,467)
 Provision (benefit) for income taxes                               -           -               -             -
                                                         -------------  -----------   ------------    -----------
 Income (loss) from discontinued operations                    (2,748)        281               -        (2,467)
 Gain (loss) on disposal of operations, net of tax                  -           -               -             -
                                                         -------------  -----------   ------------    -----------
 Income (loss) from discontinued operations                $   (2,748)   $    281      $        -      $ (2,467)
                                                         =============  ===========   ============    ===========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - SUBSEQUENT EVENT

       In connection with the discontinued operations of ZoomLot, on January 31, 2002 NAC entered into an Exchange and Repayment Agreement ("Exchange Agreement") with the former ZoomLot shareholders to resolve certain financial obligations of NAC and the former ZoomLot shareholders. Pursuant to the terms of the Exchange Agreement, the ZoomLot shareholders issued to NAC a promissory note in the amount of $986,048, payable, together with interest 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 31, 2003. For financial reporting purposes, at January 31, 2002, NAC recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the 788,838 shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal.

       On August 29, 2002, the former ZoomLot shareholders transferred to NAC 409,140 shares of NAC common stock as an installment payment against the promissory note. As a result of the installment payment, NAC returned 409,140 shares of NAC Common Stock to treasury. In addition, as of August 29, 2002 the net value of the promissory note was $40,000.

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

       As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue its e-commerce operations. As a further consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. As a result of these decisions both the e-commerce and the automobile financing operations were classified as a discontinued operations as of January 31, 2002.

       Throughout the six months ended July 31, 2002 and as of September 12, 2002, NAC had no external source of financing, and has operated on its existing cash balances. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At July 31, 2002 NAC has cash and marketable securities of $4.7 million, which together with any cash flow derived from its investment in AFC, will be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2002
  AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2001

       Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $40,000 for the three months ended July 31, 2002 as compared to $86,000 for the three months ended July 31, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended July 31, 2002.

       Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended July 31, 2002 and 2001, NAC recorded income of $9,000 and $30,000, respectively, representing NAC's share of AFC's net income for the three months ended March 31, 2002 and 2001, respectively. Additionally, for the three months ended July 31, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $68,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

       The following sets forth summarized operating results for AFC (in thousands):

                                                 Three Months Ended June 30,
                                              --------------------------------
                                                  2002                2001
                                              ------------        ------------
Revenues                                        $  1,182            $  1,352

Film rental                                          257                 371
Operating costs                                      690                 702
Depreciation and amortization                        176                 167
General and administrative expenses                   42                  57
                                              ------------        ------------
                                                   1,165               1,297
                                              ------------        ------------
Net income                                      $     17            $     55
                                              ============        ============
NAC's proportionate share of net income         $      9            $     30
Amortization expense                                   -                 (68)
                                              ------------        ------------
Income (loss) from investment in AFC            $      9            $    (38)
                                              ============        ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       AFC's revenues decreased $170,000 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, principally as a result of the net effects of a 13.3% decrease in attendance and, partially offset by, an 2.9% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 5.7% to 21.7% from 27.4% for the three months ended June 30, 2002 and 2001, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, were 58.4% for the three months ended June 30, 2002 as compared to 51.9% for the three months ended June 30, 2001 due principally to a decrease in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

       General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses decreased $571,000 to $842,000 for the three months ended July 31, 2002 from $1.4 million for the three months ended July 31, 2001. The decrease in general and administrative costs for the three months ended July 31, 2002 was primarily due to a decrease in personnel costs and professional services, which declined as a result in the contraction of NAC's operations.

       Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three-month period ended July 31, 2002 and July 31, 2001. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2002
  AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2001

       Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $85,000 for the six months ended July 31, 2002 as compared to $226,000 for the six months ended July 31, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the six months ended July 31, 2002.

       Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the six months ended July 31, 2002 and 2001, NAC recorded income of $102,000 and $184,000, respectively, representing NAC's share of AFC's net income for the six months ended June 30, 2002 and 2001, respectively. Additionally, for the six months ended June 30, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $136,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


       The following sets forth summarized operating results for AFC (in thousands):

                                              Six Months Ended June 30,
                                            ------------------------------
                                                2002              2001
                                            ------------      ------------
Revenues                                     $    2,809        $    3,387

Film rental                                         735             1,113
Operating costs                                   1,436             1,451
Depreciation and amortization                       349               335
General and administrative expenses                  85               121
                                            ------------      ------------
                                                  2,605             3,020
                                            ------------      ------------
Net income                                   $      204        $      367
                                            ============      ============

NAC's proportionate share of net income      $      102        $      184
Amortization expense                                  -              (136)
                                            ------------      ------------
Income from investment in AFC                $      102        $       48
                                            ============      ============

       AFC's revenues decreased $578,000 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, principally as a result of the net effects of a 22.3% decrease in attendance and, partially offset by, 7.6% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 6.7% to 26.2% from 32.9% for the six months ended June 30, 2002 and 2001, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, were 51.1% for the six months ended June 30, 2002 as compared to 42.8% for the six months ended June 30, 2001 due principally to a decrease in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

       General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses decreased $1.1 million to $1.7 million for the three months ended July 31, 2002 from $2.8 million for the six months ended July 31, 2001. The decrease in general and administrative costs for the six months ended July 31, 2002 was primarily due to a decrease in personnel costs and professional services, which declined as a result in the contraction of NAC's operations.

       Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the six-month period ended July 31, 2002 and July 31, 2001. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


DISCONTINUED OPERATIONS

       E-commerce Operations: For the six months ended July 31, 2002, NAC's e-commerce operations incurred an operating loss of $7,000 from the windown of the e-commerce operations. For the six months ended July 31, 2001, NAC's e-commerce operations incurred an operating loss of $2.7 million, reflecting revenues of $458,000 and expenses of $3.2 million. Included in the expenses of $3.2 million were non-cash charges of $1.1 million for the amortization of the goodwill arising in the December 2000 acquisition of ZoomLot. The remaining expenses of $2.1 million represent the expenses incurred in ZoomLot's attempts to develop its e-commerce method of facilitating the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used auto dealers' customers with financing, insurance and other services.

       Automobile Financing and Auto Rental: For the six months ended July 31, 2002, NAC's automobile financing and rental operations generated operating income of $153,000, comprised of net proceeds from an insurance settlement of $186,000 less $33,000 in net general and administrative expenses. For the six months ended July 31, 2001, NAC's automobile financing and rental operations generated operating income of $281,000, comprised of net proceeds of $434,000 from the sale and collection of previously charged-off loans less other net general and administrative expenses of $153,000.

LIQUIDITY AND CAPITAL RESOURCES

       For the six months ended July 31, 2002 and 2001, NAC used $2.3 million and $4.1 million, respectively, for operating activities as NAC's payments for operating and general and administrative expenses exceeded income from investments and NAC's proportionate share of income from AFC. NAC funded the negative operating cash flows and negative cash flows from discontinued operations from its existing cash balances.

       NAC believes that the available cash and cash equivalents and marketable securities totaling $4.7 million at July 31, 2002, and the investment income therefrom, the collection of the income tax refund of $3.5 million and any cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, each of these litigations are in a very early stage, and no prediction can be made with respect to their ultimate outcomes. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NEW ACCOUNTING PRONOUNCEMENTS

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS
142. Major provisions of these Statements and their effective dates for NAC are as follows:

    o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
    o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
    o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective February 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives is no longer subject to amortization;
    o Effective February 1, 2002, goodwill and intangible assets with indefinite lives are tested for impairment annually and whenever there is an impairment indicator; and
    o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

       NAC adopted SFAS 141 and 142 effective February 1, 2002. NAC previously recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, for the three months and six months ended July 31, 2002, NAC discontinued this monthly charge to earnings.

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

       In July, 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. NAC is currently evaluating the impacts, if any, of SFAS 146.


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

       As of July 31, 2002, NAC has no interest-bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

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

Self-Insurance Reserves for Property Damage and Personal Injury Claims.
-----------------------------------------------------------------------

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

       Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At July 31, 2002 NAC had accrued $761,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
----------------

       In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits - Certifications of NAC's Chief Executive Officer ,
                  Exhibit 10(a), and Chief Financial Officer, Exhibit 10(b)

               b) Reports on Form 8-K - None



                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NATIONAL AUTO CREDIT, INC.

Date:   September 12, 2002                      By: /s/ James J. McNamara
      ------------------------                  --------------------------------
                                                James J. McNamara
                                                Chairman of the Board and Chief
                                                Executive Officer


                                            By: /s/ Robert V. Cuddihy, Jr.
                                                --------------------------------
                                                Robert V. Cuddihy, Jr.
                                                Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, James McNamara., certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Auto Credit, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


                                                 Date: September 12, 2002

                                                 /s/ James J. McNamara
                                                 ---------------------
                                                 James J. McNamara
                                                 Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------

I, Robert V. Cuddihy, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Auto Credit, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                                 Date: September 12, 2002

                                                 /s/ Robert V. Cuddihy, Jr.
                                                 --------------------------
                                                 Robert V. Cuddihy, Jr.
                                                 Chief Financial Officer