Form 10-Q
period 2002-10-31
NATIONAL AUTO CREDIT INC /DE
filed 2002-12-16
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended          October 31, 2002
                                              --------------------------------

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------   -------------

Commission file number 1-11601
                       -------

                           NATIONAL AUTO CREDIT, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                 34-1816760
------------------------------------------------             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



555 Madison Avenue, 29th Floor, New York, New York                  10022
---------------------------------------------------          -------------------
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

                        Yes ( )              No ( )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

          Class                                 Outstanding at December 12, 2002
-----------------------------                   --------------------------------
Common Stock, $0.05 par value                              7,830,614

                        NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                     TABLE OF CONTENTS



                                                                                                     PAGE

PART I.            FINANCIAL INFORMATION


Item 1.            Financial Statements

                   Report of Independent Certified Public Accountants                                 1

                   Condensed Consolidated Balance Sheets as of
                   October 31, 2002 and January 31, 2002                                              2

                   Condensed Consolidated Statements of Operations for the
                   Three Months and Nine Months Ended October 31, 2002 and 2001                       3

                   Condensed Consolidated Statements of Stockholders' Equity and
                   Comprehensive Income for the Nine Months Ended October 31, 2002                    4

                   Condensed Consolidated Statements of Cash Flows for
                   the Nine Months Ended October 31, 2002 and 2001                                    5

                   Notes to Condensed Consolidated Financial Statements                               6


Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                     15


Item 3.            Quantitative and Qualitative Disclosures about
                   Market Risk                                                                       22

Item 4.            Controls and Procedures                                                           22


PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                                                 23

Item 6.            Exhibits and Reports on Form 8-K                                                  26


Signatures                                                                                           26

Certifications                                                                                       27


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of October 31, 2002, the related statements of operations for each of the three-month and nine-month periods ended October 31, 2002 and 2001; the related statements of stockholders' equity and comprehensive income for the nine-month period ended October 31, 2002 and the statement of cash flows for the nine-month periods ended October 31, 2002 and 2001. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
December 11, 2002

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          October 31,      January 31,
                                                             2002              2002
                                                          -----------      -----------
                                                           (unaudited)
                               ASSETS

Cash and cash equivalents                                   $   2,644      $   6,122
Marketable securities (Note 2)                                    947            994
Investment in AFC (Note 3)                                      9,440          9,220
Property and equipment, net of accumulated depreciation
  of $79, and $57, respectively                                    84             71
Income taxes refundable                                         3,507          3,507
Other assets                                                      458            620
                                                            ---------      ---------
                                                            $  17,080      $  20,534
                                                            =========      =========


                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Self-insurance claims                                       $     718      $     769
Accrued income taxes                                              697            697
Other liabilities                                               1,730          2,743
                                                            ---------      ---------
  Total liabilities                                             3,145          4,209

Commitments and contingencies (Note 4)                             --             --

STOCKHOLDERS' EQUITY:
Preferred stock                                                    --             --
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,377,589
  shares each period                                            1,969          1,969
Additional paid-in capital                                    174,337        174,337
Retained deficit                                             (138,649)      (136,346)
Accumulated other comprehensive loss                             (180)          (133)
Treasury stock, at cost, 31,144,975 shares and
  30,735,835 shares, respectively (Note 6)                    (23,542)       (23,502)
                                                            ---------      ---------
  Total stockholders' equity                                   13,935         16,325
                                                            ---------      ---------
                                                            $  17,080      $  20,534
                                                            =========      =========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended        Nine Months Ended
                                                            October 31,                October 31,
                                                        -------------------      ---------------------
                                                           2002       2001         2002         2001
                                                        ------      -------      -------      --------
Revenues
  Interest income from investments                      $   32      $    74      $   117      $    300
  Income from AFC investment                               118           13          220            61
                                                        ------      -------      -------      --------
    Total revenues                                         150           87          337           361
                                                        ------      -------      -------      --------
Costs and Expenses
  General and administrative                               930        1,247        2,613         4,096
                                                        ------      -------      -------      --------
    Total costs and expenses                               930        1,247        2,613         4,096
                                                        ------      -------      -------      --------
Loss from continuing operations
  before income taxes                                     (780)      (1,160)      (2,276)       (3,735)
Provision for income taxes                                   -            -            -             -
                                                        ------      -------      -------      --------
Loss from continuing operations                           (780)      (1,160)      (2,276)       (3,735)
Loss from discontinued operations, net of tax             (173)      (6,787)         (27)       (9,254)
                                                        ------      -------      -------      --------
Net loss                                                  (953)      (7,947)      (2,303)      (12,989)
Accretion of discount on redeemable preferred stock         --          (26)          --           (74)
                                                        ------      -------      -------      --------
Net loss applicable to common stock                     $ (953)     $(7,973)     $(2,303)     $(13,063)
                                                        ======      =======      =======      ========

Basic and diluted earnings (loss) per share
  Continuing operations                                 $ (.09)     $  (.10)     $  (.27)     $   (.33)
  Discontinued operations                                 (.02)        (.58)          --          (.79)
                                                        ------      -------      -------      --------
    Net earnings (loss) per share                       $ (.11)     $  (.68)     $  (.27)     $  (1.12)
                                                        ======      =======      =======      ========
Weighted average number of shares outstanding
  Basic and diluted                                      8,357       11,721        8,546        11,684
                                                        ======      =======      =======      ========




     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       NINE MONTHS ENDED OCTOBER 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)






                                  Preferred Stock       Common Stock
                                 ----------------- -------------------------   Additional
                                            Par                     Par         Paid-In
                                 Shares    Value      Shares       Value        Capital
                                 -------- -------- ------------- ----------- ---------------


Balance at
January 31, 2002                     -    $   -    39,377,589     $ 1,969       $ 174,337

Net loss
Surrender of common shares
   as payment on note receivable
Other comprehensive
   income-unrealized loss
   on marketable securities
                                 -------- -------- ------------- ----------- ---------------

Comprehensive income (loss)


Balance at
October 31, 2002                     -    $   -    39,377,589     $ 1,969       $ 174,337
                                 ======== ======== ============= =========== ===============


                                                             Accumulated
                                                                Other                    Comprehensive
                                   Retained     Treasury    Comprehensive                   Income
                                   Deficit        Stock     Income (Loss)     Total         (Loss)
                                 ------------- ------------ --------------- -----------   ------------


Balance at
January 31, 2002                   $ (136,346)   $ (23,502)         $ (133)   $ 16,325

Net loss                               (2,303)                                  (2,303)      $ (2,303)
Surrender of common shares
   as payment on note receivable                       (40)                        (40)
Other comprehensive
   income-unrealized loss
   on marketable securities                                            (47)        (47)           (47)
                                 ------------- ------------ --------------- -----------   ------------

Comprehensive income (loss)                                                                  $ (2,350)
                                                                                          ============

Balance at
October 31, 2002                   $ (138,649)   $ (23,542)         $ (180)   $ 13,935
                                 ============= ============ =============== ===========




See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                         October 31,
                                                                    --------      --------
                                                                      2002          2001
                                                                    --------      --------
Cash flows from operating activities
Net loss                                                            $ (2,303)     $(12,989)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Loss from discontinued operations                                       27         9,254
  Depreciation and amortization                                           22           490
  Stock compensation                                                      --          (116)

Changes in operating assets and liabilities:
 Accrued income tax                                                       --           (56)
 Other liabilities                                                      (805)       (1,979)
 Other operating assets and liabilities, net                            (204)          283
                                                                    --------      --------
   Net cash used in operating activities                              (3,263)       (5,113)
                                                                    --------      --------

Cash flows from investing activities
 Principal collected on loans                                             --           149
 Proceeds from sale of loans                                              --           313
 Change in contracts in progress                                         106           559
 Proceeds from AFC distributions                                          --           551
 Proceeds from sale of assets held for sale                               --            78
 Purchase of property and equipment                                      (35)         (317)
                                                                    --------      --------
      Net cash provided by investing activities                           71         1,333
                                                                    --------      --------

    Decrease in cash and cash equivalents from
       continuing operations                                          (3,192)       (3,780)
    Decrease in cash and cash equivalents from
       discontinued operations                                          (286)       (2,623)
    Cash and cash equivalents at beginning of period                   6,122        12,444
                                                                    --------      --------
    Cash and cash equivalents at end of period                      $  2,644      $  6,041
                                                                    ========      ========

 Supplemental disclosures of cash flow information
    Interest paid                                                   $      3      $     --
                                                                    ========      ========
    Income taxes paid                                               $     --      $     56
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2002. The results of operations for the three months and nine months ended October 31, 2002 are not necessarily indicative of the operating results for the full year.

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

         NAC adopted SFAS 141 and 142 effective February 1, 2002. NAC previously recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, for the three months and nine months ended October 31, 2002, NAC discontinued this monthly charge to earnings.

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

         In July, 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. NAC is currently evaluating the impacts, if any, of SFAS 146.




NOTE 2 - MARKETABLE SECURITIES

         Marketable securities at October 31, 2002 are summarized as follows (in thousands):

                                                 Gross Unrealized
                                                -----------------
                                         Cost    Gains     Losses    Fair Value
                                        ------- -------    ------    ----------
Equity securities - mutual funds        $ 1,127 $     -    $ (180)      $ 947


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

            NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended October 31, 2002 and 2001, NAC recorded income of $118,000 and $82,000, respectively, representing its share of AFC's net income. For the nine months ended October 31, 2002 and 2001, NAC recorded income of $220,000 and $266,000, respectively, representing its share of AFC's net income. Additionally, for the three and nine months ended October 31, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $69,000 and $205,000, respectively, as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

          Summarized income statement data for AFC for the three months and nine months ended September 30, 2002, and 2001, respectively, is as follows (in thousands):


                                            Three Months Ended        Nine Months Ended
                                                September 30,            September 30,
                                            ------------------        -----------------
                                             2002         2001         2002        2001
                                            -------     -------      -------     -------
Revenues                                    $ 1,529     $ 1,657      $ 4,338     $ 5,044

Film rental                                     420         551        1,155       1,664
Operating costs                                 656         707        2,092       2,158
Depreciation and amortization                   175         149          524         484
General and administrative expenses              42          85          127         206
                                            -------     -------      -------     -------
                                              1,293       1,492        3,898       4,512
                                            -------     -------      -------     -------
Net income                                  $   236     $   165      $   440     $   532
                                            =======     =======      =======     =======

NAC's proportionate share of net income     $   118     $    82      $   220     $   266
Amortization expense                             --         (69)          --        (205)
                                            -------     -------      -------     -------
Income from investment in AFC               $   118     $    13      $   220     $    61
                                            =======     =======      =======     =======


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

         NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative complaint. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. A motion to dismiss the Zadra Complaint was filed but was withdrawn after plaintiff filed an amended compliant. NAC has until January 24, 2003 to answer or otherwise move to dismiss the amended complaint. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003. NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the Transamerica Insurance Company ("TIC"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIC has filed a suit (TIC Co. v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIC's) financial responsibility is capped at an amount for less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not been resolved. TIC made a motion to have the court reconsider its decision and NAC has filed a response arguing that the court should take action on this matter at this time. The Court granted TIC's motion and has permitted the action to proceed. NAC's answer was filed in May 2002. Thereafter, in August 2002, TIC filed a motion for summary judgment, asserting that NAC has no liability to Smith and Simpson; that if NAC is liable, such liability is capped in an amount far less that what Plaintiff is seeking in the state court action; and that it also has no liability to NAC under its excess insurance policy. NAC filed its own cross-motion for summary judgment, asserting that it has no liability to Smith and Simpson; and that if there is any liability it is capped under Illinois state law, or, if not capped, then TIC's excess insurance coverage applies. Smith and Simpson has filed their own cross-motion for summary judgment, asserting that NAC is liable for Smith and Simpson's injuries and that NAC's liability is not capped under Illinois law. These motions and cross-motions have been filed but have not yet been decided by the court.

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At October 31, 2002 NAC had accrued $718,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

         Summarized results of discontinued operations are as follows (in thousands):

                                                                     Discontinued Operations
                                                        ---------------------------------------------------
                                                                        Auto          Auto
                                                        E-Commerce    Financing      Rental         Total
                                                        ---------     ---------     --------       --------
NINE MONTHS ENDED OCTOBER 31, 2002
  Revenue                                               $      -      $     23      $      -      $     23
  Operating expense                                            -             -             -             -
  General and administrative expenses (income)                (1)          157          (106)           50
                                                        --------      --------      --------      --------
                                                              (1)          157          (106)           50
                                                        --------      --------      --------      --------
  Income (loss) before income taxes                            1          (134)          106           (27)
  Provision for income taxes                                   -             -             -             -
                                                        --------      --------      --------      --------
  Income (loss) from discontinued operations                   1          (134)          106           (27)
  Gain (loss) on disposal of operations, net of tax            -             -             -             -
                                                        --------      --------      --------      --------
  Income (loss) from discontinued operations            $      1      $   (134)     $    106      $    (27)
                                                        ========      ========      ========      ========

NINE MONTHS ENDED OCTOBER 31, 2001
  Revenue                                               $    769      $    463      $      -      $  1,232
  Operating expense                                       10,190             -             -        10,190
  General and administrative expenses                          -           144           152           296
                                                       --------      --------      --------      --------
                                                          10,190           144           152        10,486
                                                        --------      --------      --------      ---------
  Income (loss) before income taxes                       (9,421)          319          (152)       (9,254)
  Provision for income taxes                                   -             -             -             -
                                                        --------      --------      --------      --------
  Income (loss) from discontinued operations              (9,421)          319          (152)       (9,254)
  Gain (loss) on disposal of operations, net of tax            -             -             -             -
                                                        --------      --------      --------      --------
  Income (loss) from discontinued operations            $ (9,421)     $    319      $   (152)     $ (9,254)
                                                        ========      ========      ========      ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - TREASURY STOCK

         In connection with the discontinued operations of ZoomLot, on January 31, 2002 NAC entered into an Exchange and Repayment Agreement ("Exchange Agreement") with the former ZoomLot shareholders to resolve certain financial obligations of NAC and the former ZoomLot shareholders. Pursuant to the terms of the Exchange Agreement, the former ZoomLot shareholders issued to NAC a promissory note in the amount of $986,048 payable, together with interest 4% per annum, in cash or NAC Common Stock (at a mutually agreed-upon value of $1.25 per share) on or before January 31, 2003. For financial reporting purposes, at January 31, 2002, NAC recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the 788,838 shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal.

         On August 29, 2002, the former ZoomLot shareholders transferred to NAC 409,140 shares of NAC Common Stock as an installment payment against the promissory note. The market value of the 409,140 shares at the date of their transfer was $16,000 less than the $56,000 carrying amount of the note extinguished by the transfer, and, accordingly, NAC recorded the surrendered shares at their market value of $40,000 and a note receivable collectability charge (included in general and administrative expenses) for the $16,000 deficiency. At October 31, 2002, the net value of the promissory note was $56,000.

         On November 13, 2002, subsequent to the fiscal quarter ended October 31, 2002, the former ZoomLot shareholders transferred to NAC 402,000 shares of NAC common stock with a net value of $56,000 as the second and final payment against the promissory note.

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

         Throughout the nine months ended October 31, 2002 and as of December 12, 2002, NAC had no external source of financing, and has operated on its existing cash balances. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At October 31, 2002 NAC has cash and marketable securities of $3.6 million, which together with any cash flow derived from its investment in AFC and proceeds from the collection of its $3.5 million federal income tax refund, will be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2001

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $32,000 for the three months ended October 31, 2002 as compared to $74,000 for the three months ended October 31, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended October 31, 2002.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended October 31, 2002 and 2001, NAC recorded income of $118,000 and $82,000, respectively, representing NAC's share of AFC's net income for the three months ended September 30, 2002 and 2001, respectively. Additionally, for the three months ended October 31, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $69,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

         The following sets forth summarized operating results for AFC (in thousands):

                                            Three Months Ended
                                              September 30,
                                            -------------------
                                              2002        2001
                                            -------     -------

Revenues                                    $ 1,529     $ 1,657

Film rental                                     420         551
Operating costs                                 656         707
Depreciation and amortization                   175         149
General and administrative expenses              42          85
                                            -------     -------
                                              1,293       1,492
                                            -------     -------
Net income                                  $   236     $   165
                                            =======     =======

NAC's proportionate share of net income     $   118     $    82
Amortization expense                              -         (69)
                                            -------     -------
Income from investment in AFC               $   118     $    13

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


AFC's revenues decreased $128,000 for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, principally as a result of the net effects of a 9.7% decrease in attendance which was partially offset by a 0.5% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 5.8% to 27.5% from 33.3% for the three months ended September 30, 2002 and 2001, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, remained stable at 42.9% for the three months ended September 30, 2002 as compared to 42.7% for the three months ended September 30, 2001 due principally to a decrease in revenues offset by a decrease in advertising expenses. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses. In August 2002, AFC initiated a $1.3 million capital program to renovate the interior of the theatre and upgrade certain equipment, services and facilities. As a result, AFC is financing the capital program through its current cash flow from operations and has deferred cash distributions to NAC until such time that the capital program is completed which is currently scheduled for December 2002. For the nine months ended October 31, 2001, proceeds from AFC distributions to NAC was $551,000.

         General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses decreased $317,000 to $930,000 for the three months ended October 31, 2002 from $1.2 million for the three months ended October 31, 2001. The decrease in general and administrative costs for the three months ended October 31, 2002 was primarily due to a decrease in professional services, which declined as a result in the contraction of NAC's operations. Included in general and administrative expenses for the three months ended October 31, 2002 is a charge of $16,000 related to the excess of the carrying amount of the portion of the note receivable from the former ZoomLot shareholders repaid by their surrender of 409,000 shares of NAC Common Stock over the market value of those shares when surrendered (see Note 6 of Notes to Condensed Consolidated Financial Statements).

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three-month period ended October 31, 2002 and October 31, 2001. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2002
  AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2001

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $117,000 for the nine months ended October 31, 2002 as compared to $300,000 for the nine months ended October 31, 2001. The decrease was primarily due to the decrease in the weighted average investment balances for the nine months ended October 31, 2002.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2002 and 2001, NAC recorded income of $220,000 and $266,000, respectively, representing NAC's share of AFC's net income for the nine months ended September 30, 2002 and 2001, respectively. Additionally, for the nine months ended September 30, 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $205,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and 142, this amortization charge was discontinued in Fiscal 2003.

         The following sets forth summarized operating results for AFC (in thousands):

                                            Nine Months Ended
                                               September 30,
                                            -------------------
                                              2002        2001
                                            -------     -------
Revenues                                    $ 4,338     $ 5,044

Film rental                                   1,155       1,664
Operating costs                               2,092       2,158
Depreciation and amortization                   524         484
General and administrative expenses             127         206
                                            -------     -------
                                              3,898       4,512
                                            -------     -------
Net income                                  $   440     $   532
                                            =======     =======

NAC's proportionate share of net income     $   220     $   266
Amortization expense                              -        (205)
                                            -------     -------
Income from investment in AFC               $   220     $    61
                                            =======     =======

         AFC's revenues decreased $706,000 for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, principally as a result of the net effects of a 18.3% decrease in attendance which was partially offset by a 5.7% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 6.4% to 26.6% from 33.0% for the nine months ended September 30, 2002 and 2001, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, were 48.2% for the nine months ended September 30, 2002 as compared to 42.7% for the nine months ended September 30, 2001 due principally to a decrease in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses. In August 2002, AFC initiated a $1.3 million capital program to renovate the interior of the theatre and upgrade certain equipment, services and facilities. As a result, AFC is financing the capital program through its current cash flow from operations and has deferred cash distributions to NAC until such time that the capital program is completed which is currently scheduled for December 2002. For the nine months ended October 31, 2001, proceeds from AFC distribution to NAC was $551,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         General and Administrative: General and administrative expenses include costs of executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses decreased $1.5 million to $2.6 million for the nine months ended October 31, 2002 from $4.1 million for the nine months ended October 31, 2001. The decrease in general and administrative costs for the nine months ended October 31, 2002 was primarily due to a decrease in personnel costs and professional services, which declined as a result in the contraction of NAC's operations.

  Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the nine-month period ended October 31, 2002 and October 31, 2001. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

DISCONTINUED OPERATIONS

         E-commerce Operations: For the nine months ended October 31, 2002, NAC's e-commerce operations generated operating income of $1,000 from the wind-down of the e-commerce operations. For the nine months ended October 31, 2001, NAC's e-commerce operations incurred an operating loss of $9.4 million, reflecting revenues of $769,000 and expenses of $10.2 million. Included in the expenses of $10.2 million were non-cash charges of $1.7 million for the amortization of the goodwill arising in the December 2000 acquisition of ZoomLot and $5.5 million charge to write-off the impairment of unamortized goodwill and certain long-lived assets. The remaining expenses of $3.0 million represent the expenses incurred in ZoomLot's attempts to develop its e-commerce method of facilitating the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used auto dealers' customers with financing, insurance and other services.

         Automobile Financing and Auto Rental: For the nine months ended October 31, 2002, NAC's automobile financing and rental operations incurred a combined operating loss of $28,000, comprised of net proceeds from an insurance settlement of $186,000 less $214,000 in net general and administrative expenses. For the nine months ended October 31, 2001, NAC's automobile financing and rental operations generated combined operating income of $167,000, comprised of net proceeds of $463,000 from the sale and collection of previously charged-off loans less other net general and administrative expenses of $296,000.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended October 31, 2002 and 2001, NAC used $3.2 million and $5.1 million, respectively, for operating activities as NAC's payments for operating and general and administrative expenses exceeded income from investments and NAC's proportionate share of income from AFC. NAC funded the negative operating cash flows and negative cash flows from discontinued operations from its existing cash balances.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         NAC believes that the available cash and cash equivalents and marketable securities totaling $3.6 million at October 31, 2002, and the investment income therefrom, the collection of the federal income tax refund of $3.5 million and any cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, each of these litigations are in a very early stage, and no prediction can be made with respect to their ultimate outcomes. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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


         NAC adopted SFAS 141 and 142 effective February 1, 2002. NAC previously recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, for the three months and nine months ended October 31, 2002, NAC discontinued this monthly charge to earnings.

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

         In July, 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. NAC is currently evaluating the impacts, if any, of SFAS 146.


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

         As of October 31, 2002, NAC has no interest-bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

ITEM 4.   CONTROLS AND PROCEDURES

         In accordance with Item 307 of regulation S-K promulgated under the Securities Act 1933, as amended, and within 90 days of the date of this Quarterly Report on Form 10-Q (the "Evaluation Date"), the Chief Executive Officer and the Chief Financial Officer of NAC (the "Certifying Officers") have conducted evaluations of NAC's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed NAC's disclosure controls and procedures and have concluded that (subject to the qualifications and disclosures set forth herein below) those disclosure controls and procedures are effective as of the date of this Quarterly Report on Form 10-Q. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

         As of this Quarterly Report on Form 10-Q, there have not been any significant changes in NAC's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

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

         NAC intends to vigorously defend each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and Zadra Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated and the Academy Complaint was deemed the operative complaint. A motion to dismiss the Academy Complaint has been filed but has not yet been decided. A motion to dismiss the Zadra Complaint was filed but was withdrawn after plaintiff filed an amended complaint. NAC has until January 24, 2003 to answer or otherwise move to dismiss the amended compliant. As each of these litigation matters are in a very early stage, no prediction is made with respect to their respective ultimate outcomes.

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

         NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003. NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the Transamerica Insurance Company ("TIC"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIC has filed a suit (TIC Co. v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIC's) financial responsibility is capped at an amount for less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not been resolved. TIC made a motion to have the court reconsider its decision and NAC has filed a response arguing that the court should take action on this matter at this time. The Court granted TIC's motion and has permitted the action to proceed. NAC's answer was filed in May 2002. Thereafter, in August 2002, TIC filed a motion for summary judgment, asserting that NAC has no liability to Smith and Simpson; that if NAC is liable, such liability is capped in an amount far less that what Plaintiff is seeking in the state court action; and that it also has no liability to NAC under its excess insurance policy. NAC filed its own cross-motion for summary judgment, asserting that it has no liability to Smith and Simpson; and that if there is any liability it is capped under Illinois state law, or, if not capped, then TIC's excess insurance coverage applies. Smith and Simpson has filed their own cross-motion for summary judgment, asserting that NAC is liable for Smith and Simpson's injuries and that NAC's liability is not capped under Illinois law. These motions and cross-motions have been filed but have not yet been decided by the court.

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At October 31, 2002 NAC had accrued $718,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

         A) EXHIBITS

            EXHIBIT                                                                         PAGE
            NUMBER             TITLE OF EXHIBIT                                            NUMBER
            -------------------------------------------------------------------------------------
            99.1     Certification of Principal Executive Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)           29
            99.2     Certification of Principal Financial Officer Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)           30

         B) REPORTS ON FORM 8-K

            None.-

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NATIONAL AUTO CREDIT, INC.

Date: December 12, 2002        By: /s/ James J. McNamara
      ------------------           ---------------------
                               James J. McNamara
                               Chairman of the Board and Chief Executive Officer


                               By:   /s/ Robert V. Cuddihy, Jr.
                                     --------------------------
                                     Robert V. Cuddihy, Jr.
                                     Chief Financial Officer

                       OFFICER'S CERTIFICATION PURSUANT TO

         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

         (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report ("Evaluation Date"); and

         (c) presented in the Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           Date: December 12, 2002
                                           By: /s/ James J. McNamara
                                               ---------------------
                                           James J. McNamara
                                           Chief Executive Officer

                       OFFICER'S CERTIFICATION PURSUANT TO

         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

         (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report ("Evaluation Date"); and

         (c) presented in the Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              Date: December 12, 2002

                                              By: /s/ Robert V. Cuddihy, Jr.
                                                  --------------------------
                                              Robert V. Cuddihy, Jr.
                                              Chief Financial Officer