Form 10-K
period 2003-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2003-05-01
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
 [X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended January 31, 2003
                   ------------------------------------------
                                       OR
 [ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Transition Period from ______to______

                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 34-1816760
         -----------------                      -------------------------
      (State of incorporation)              (I.R.S. Employer Identification No.)

             555 Madison Avenue, 29th Floor, New York New York 10022
             -------------------------------------------------------
                (Address of principal executive offices)   (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

As of April 25, 2003, 8,030,614 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by non-affiliates at April 25, 2003, was approximately $840,670 (Based on the closing price of the registrant's common stock on the OTC Bulletin Board on April 25, 2003).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

Part I                                                                     Page
                                                                           ----
Item      1.   Business....................................................   1
          2.   Properties..................................................   4
          3.   Legal Proceedings...........................................   4
          4.   Submission of Matters to a Vote of Security Holders.........   7


Part II

Item      5.   Market for Registrant's Common Equity and
                    Related Stockholder Matters............................    8
          6.   Selected Financial Data.....................................    9
          7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................   10
          7a.  Quantitative and Qualitative Disclosures About
                    Market Risk............................................   20
          8.   Financial Statements and Supplementary Data.................   21
          9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure....................   67


Part III

Item      10.  Directors and Executive Officers of the Registrant..........   67
          11.  Executive Compensation......................................   69
          12.  Security Ownership of Certain Beneficial Owners
                    and Management.........................................   74
          13.  Certain Relationships and Related Transactions..............   75
          14.  Controls and Procedures ....................................   76


Part IV

Item      15.  Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K................................   77

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which is comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and
(iii) the automobile financing segment. However, as the consequence of NAC's strategic review, as described below, completed in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. As a result, since January 1, 2002 NAC has been engaged principally in the movie exhibition segment.

     NAC uses a January 31 year-end for financial reporting purposes. References herein to the fiscal year ended January 31, 2003 shall be the term "Fiscal 2003" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "NAC" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

     NAC's principal executive offices are located at 555 Madison Avenue, 29th Floor, New York, New York, 10022. Its telephone number is 212-644-1400.

Significant Developments in and Subsequent to Fiscal 2003
---------------------------------------------------------

     Throughout Fiscal 2003 NAC engaged principally in the movie exhibition segment while examining new business opportunities.

     In April 2003, NAC consummated a Merger Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, also known as OMI Business Communications ("OMI"), from Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $28,000 (ii) assumed approximately $900,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $151,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were approximately $2.5 million and $3.4 million, respectively, OMI incurred net losses of approximately $356,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

     As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as President of OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr. Thompson will be entitled to base compensation of $175,000 per year, the grant of stock options for up to 200,000 shares of NAC Common Stock and a performance bonus based upon the operating results of the acquired companies.

     NAC continues to examine new business opportunities, which may be pursued through the investment in or acquisition of existing corporate operating businesses or other means. At January 31, 2003 NAC had cash and marketable securities of $2.9 million, $5.6 million income tax refundable and approximately $500,000 accrued interest due NAC on the outstanding income tax receivable (a component of other assets at January 31, 2003), which together with any cash flow derived from its investment in AFC and the operations of OMI will be used to pursue such opportunities. Additionally, NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

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

     As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments were classified as discontinued operations as of January 31, 2002.

MOVIE EXHIBITION BUSINESS

     NAC engages in the movie exhibition business through its investment in AFC. AFC is the owner of the Angelika Film Center which it holds under a long term lease having a remaining term of approximately 23 years. AFC is owned 50% by NAC and 50% by Reading International, Inc. Each of the owners of AFC are entitled to a proportionate share of the cash distributions that are paid by AFC.

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

AUTOMOBILE FINANCING BUSINESS - DISCONTINUED

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

E-COMMERCE BUSINESS - DISCONTINUED

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

     ZoomLot was formed in March 2000 for the purpose of acquiring the Internet-based operations of Cygnet Dealer Finance, Inc. ("CDF"), an affiliated company and acquired these operations from CDF on July 1, 2000. Prior to that date, ZoomLot, which commenced operations in January 2000, was operated as a division of CDF. ZoomLot and CDF share common management, certain personnel, and facilities. In connection with the acquisition of the Internet-based business from CDF, ZoomLot and CDF entered into a management services contract whereby ZoomLot provided management services and was responsible for substantially all operating expenses of CDF in exchange for a monthly management fee equivalent to ..625% (7.5% annually) of CDF's loan portfolio managed by ZoomLot. For Fiscal 2003, as a result of the discontinued operations, ZoomLot did not realize CDF management fees. For Fiscal 2002 and the period from December 15, 2000 (the date of NAC's acquisition of ZoomLot) until January 31, 2001, CDF paid ZoomLot management fees of $626,000 and $145,000, respectively. Under this arrangement, NAC accounted for the management fees as a reduction of ZoomLot's operating expenses which have been included in the loss from discontinued operations.

EMPLOYEES

     As of January 31, 2003, NAC employed four people, all located at its corporate headquarters in New York. None of NAC's employees are covered by a collective bargaining agreement. NAC believes it maintains good relations with its employees.

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

     ZoomLot's operations were conducted from office space of approximately 11,000 square feet in Phoenix, Arizona. The aggregate annual base rental for the Phoenix office is $276,000. The lease expires in September 2006. ZoomLot has subleased its office facility to an unrelated third party in the real estate development industry through the remaining term of the lease at an annual rate of $253,000. NAC charged as a reduction of the gain on the disposal of ZoomLot's discontinued operations in Fiscal 2002 the annual rate differential of $23,000 per year, plus the cost of certain operating expenses due under the terms of the master lease and sublease agreements.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Complaints
----------------------

     On July 31, 2001, NAC received a derivative complaint (the "Academy Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware, on or about July 31, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the "Director Defendants") and names NAC as a nominal defendant. The Academy Complaint principally seeks: (i) a declaration that the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation ("ZoomLot"), (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants and (vi) an award of costs and expenses.

     On August 16, 2001, NAC received a derivative complaint (the "Markovich Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 16, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. and NAC as a nominal defendant. The Markovich Complaint principally seeks: (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot, (iii) a judgment voiding the grant of options and the award of directors fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the directors, and (vi) an award of costs and expenses.

     On August 31, 2001, NAC received a derivative complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William
S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corporation as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty
(30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James
J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

     On October 12, 2001, NAC received a derivative complaint filed by Robert Zadra, a shareholder of NAC, with the Supreme Court of the State of New York on or about October 12, 2001 against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "Zadra Amended Complaint"). The Zadra Amended Complaint contains allegations similar to those in the Delaware actions concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction. The Amended Complaint seeks (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment enjoining defendants from proceeding with or exercising the option agreements; ,
(iii) rescission of the option grants to defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to NAC and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

     NAC has vigorously defended against each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and the Zadra Amended Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated under the title "In re National Auto Credit, Inc. Shareholders Litigation," Civil Action No. 19028 NC (Delaware Chancery Court) ("Delaware Consolidated Derivative Action") and the Academy Complaint was deemed the operative complaint.

     The parties in New York thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. The hearing on the proposed settlement is scheduled for May 14, 2003. Certain shareholders, including the plaintiffs in the Delaware Consolidated Action have objected to the terms of the proposed settlement. A motion to dismiss the Delaware Consolidated Derivative Action was also filed in 2002 which was denied by the Delaware court in January 2003. As each of these litigation matters remains in their early stage, no prediction is made with respect to their respective ultimate outcomes.

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

     NAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment. In connection therewith, NAC established certain reserves in its financial statements for the estimated cost of satisfying those claims. See Note 13 to Notes to Consolidated Financial Statements

     NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003.

     NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the TIG Insurance Company ("TIG"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIG filed a suit (TIG Insurance Company v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIG's) financial responsibility is capped at an amount less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not been resolved. TIG made a motion to have the court reconsider its decision and NAC filed a response arguing that the court should take action on this matter at this time. The Court granted TIG's motion and permitted the action to proceed. NAC's answer was filed in May 2002. Thereafter, in August 2002, TIG filed a motion for summary judgment, asserting that NAC has no liability to Smith and Simpson; that if NAC is liable, such liability is capped in an amount far less that what Plaintiff is seeking in the state court action; and that it also has no liability to NAC under its excess insurance policy. NAC filed its own cross-motion for summary judgment, asserting that it has no liability to Smith and Simpson; and that if there is any liability it is capped under Illinois state law, or, if not capped, then TIG's excess insurance coverage applies. Smith and Simpson filed their own cross-motion for summary judgment, asserting that NAC is liable for Smith and Simpson's injuries and that NAC's liability is not capped under Illinois law. On February 3, 2003, the Court granted the motions of TIG and NAC for summary judgment, and denied the motion for summary judgment of Smith and Simpson. The Court concluded that NAC bears no financial responsibility to Smith and Simpson because, under the express terms of the rental agreement at issue, Bennett was not a listed additional driver on the underlying rental contract. The Court further concluded that TIG, as NAC's excess insurance carrier, has no responsibility to defend or indemnify the Bennett estate. Motions for reconsideration were filed by Smith and Simpson in February and March but were denied by the Court. On April 11, 2003, Smith and Simpson filed a Notice of Appeal of the Courts' decisions. The Company intends to vigorously oppose this appeal.

     Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At January 31, 2003 NAC had accrued $518,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
----------------

     In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of Security Holders during the fourth quarter of Fiscal 2003.

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


                                                                    High                     Low
                                                                 ------------            ------------


          Year ended January 31, 2003
          First Quarter (February 1 - April 30)......                  $.24                    $.10
          Second Quarter (May 1 - July 31)...........                   .16                     .07
          Third Quarter (August 1 - October 31)......                   .20                     .06
          Fourth Quarter (November 1 - January 31)...                   .16                     .14

          Year ended January 31, 2002
          First Quarter (February 1 - April 30)......                  $.36                    $.18
          Second Quarter (May 1 - July 31)...........                   .28                     .17
          Third Quarter (August 1 - October 31)......                   .28                     .14
          Fourth Quarter (November 1 - January 31)...                   .19                     .12


STOCKHOLDERS

     At April 25, 2003 there were 1,184 stockholders of record of NAC's Common Stock based upon a securities position listing furnished to NAC by American Stock Transfer & Trust Company. On that date, the closing bid quotation of the Common Stock on OTCBB was $0.16 per share.

DIVIDEND POLICY

     It has been NAC's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly, NAC has generally not issued a cash dividend. However, NAC does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 2003 and 2002.

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


STATEMENT OF OPERATIONS DATA                                             Years Ended January 31,
                                                      --------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                      --------    --------    --------    --------    --------
Revenue                                               $  1,017    $    445    $  4,102    $  2,284    $    635
Costs and expenses                                    $  3,506    $  5,933    $ 50,609    $ 22,948    $ 14,579

Loss from continuing operations                       $   (419)   $ (5,488)   $(46,507)   $(20,664)   $(13,944)
Discontinued operations, net of tax(1)                     310      (9,174)     (1,084)      7,377      (1,671)
Gain (loss) on disposal of discontinued operations,
    net of tax(1)                                         --           394         308         (28)       --
                                                      --------    --------    --------    --------    --------
Net loss                                              $   (109)   $(14,268)   $(47,283)   $(13,315)   $(15,615)
                                                      ========    ========    ========    ========    ========
Basic and diluted (loss) earnings per share
     Continuing operations                            $   (.05)   $   (.47)   $  (1.67)   $   (.73)   $   (.49)
     Discontinued operations                               .04        (.78)       (.04)        .26        (.06)
     Disposal of discontinued operations                  --           .03         .01        --          --
                                                      --------    --------    --------    --------    --------
        Total                                         $   (.01)   $  (1.22)   $  (1.70)   $   (.47)   $   (.55)
                                                      ========    ========    ========    ========    ========
Weighted average number of shares outstanding
     Basic                                               8,380      11,692      27,761      28,169      28,609
                                                      ========    ========    ========    ========    ========
     Diluted                                             8,380      11,692      27,761      28,169      28,609
                                                      ========    ========    ========    ========    ========

                                                                          As of January 31,
                                                      --------------------------------------------------------
                                                        2003        2002        2001        2000        1999
                                                      --------    --------    --------    --------    --------
BALANCE SHEET DATA

Cash and cash equivalents                             $  1,873    $  6,122    $ 12,444    $ 54,333    $ 32,109
Total assets                                            18,712      20,534      39,066     103,962     127,292
Notes payable                                             --          --          --          --          --
Redeemable preferred stock(2)                             --          --           629        --          --
Total stockholders' equity                              16,110      16,325      31,455      83,879      99,776



(1) See Note 8 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(2) See Notes 7 and 8 of Notes to Consolidated Financial Statements for further discussion of Series C Redeemable Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which is comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and
(iii) the automobile financing segment. However, as the consequence of NAC's strategic review, as described below, completed in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. As a result, since January 1, 2002 NAC has been engaged principally in the movie exhibition segment.

Significant Developments in and Subsequent to Fiscal 2003
---------------------------------------------------------

     Throughout Fiscal 2003 NAC engaged principally in the movie exhibition segment while examining new business opportunities.

     In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, also known as OMI Business Communications ("OMI"), from Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $28,000 (ii) assumed approximately $900,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory notes payable to Mr. Thompson in the amount of $151,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were approximately $2.5 million and $3.4 million, respectively, OMI incurred net losses of approximately $356,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

     As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as President of OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr. Thompson will be entitled to base compensation of $175,000 per year, the grant of stock options for up to 200,000 shares of NAC Common Stock and a performance bonus based upon the operating results of the acquired companies.

     Throughout the year ended January 31, 2003 and as of April 30, 2003, NAC had no external source of financing, and has operated on its existing cash balances and distributions from its investment in AFC. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At January 31, 2003 NAC has cash and marketable securities of $2.9 million, $5.6 million income tax refund able and approximately $500,000 accrued interest due NAC on the outstanding income tax receivable (a component of other assets at January 31, 2003), which together with any cash flow derived from its investment in AFC and the operations of OMI will be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

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

Significant Developments in Fiscal 2002
---------------------------------------

     In connection with NAC's decision to discontinue the operations of ZoomLot, NAC entered into formal negotiations with the former shareholders of ZoomLot to resolve certain financial obligations of NAC and of the former ZoomLot shareholders resulting from the terms of the Merger Agreement and Plan of Reorganization dated December 15, 2000 (the "Merger Agreement"). Under the Merger Agreement, 666,667 shares of Series C Preferred Stock issued in the acquisition of ZoomLot were forfeitable if ZoomLot did not reach certain financial performance goals by December 31, 2003, and NAC was obligated to redeem, at the option of the holders, the 729,047 shares of the Series C Preferred Stock issued under the Merger Agreement, at a per share price equal to the greater of $15.00 or ten times the fair market price of NAC's Common Stock, if ZoomLot did reach those financial performance goals. Additionally, Ernest G. Garcia II, Cygnet Capital Corporation or Verde Reinsurance Company Ltd., former ZoomLot shareholders, were obligated to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance goals by December 31, 2003. As the result of shares of NAC Common Stock issued upon the conversion of the Series B Preferred Stock issued in the acquisition of ZoomLot, and open market purchases, Mr. Garcia had become the beneficial owner of 17.7% of the then outstanding shares of Common Stock of NAC.

     Since NAC discontinued ZoomLot's operations, it was necessary to resolve the effect of that on the obligations of NAC and the former ZoomLot stockholders under the Merger Agreement. As a result of the negotiations, on January 31, 2002, NAC entered into an Exchange and Repayment Agreement ("Exchange Agreement") dated January 31, 2002 with Mr. Garcia, Cygnet Capital Corporation, Verde Reinsurance Company Ltd., Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel, Steven P. Johnson, Mark Sauder, Colin Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon, who collectively were the former shareholders of ZoomLot.

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

     For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock, recorded the 62,380 shares of Series C Redeemable Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000. See "Discontinued Operations" and Note 8 of Notes to Consolidated Financial Statements.

     On August 29, 2002, the former ZoomLot shareholders transferred to NAC 409,140 shares of NAC Common Stock as an installment payment against the promissory note. The market value of the 409,140 shares at the date of their transfer was $16,000 less than the $56,000 carrying amount of the note extinguished by the transfer, and, accordingly, NAC recorded the surrendered shares at their market value of $40,000 and a note receivable collectability charge (included in general and administrative expenses) for the $16,000 deficiency. On November 13, 2002, the former ZoomLot shareholders transferred to NAC 402,000 shares of NAC common stock with a net value of $56,000 as the second and final payment against the promissory note.

     As a further consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile financing operations had not previously been classified as a discontinued operation. As a result of the formal decision reached in connection with the decision to discontinue ZoomLot's operations, the automobile financing operations were classified as a discontinued operation as of January 31, 2002. See "Discontinued Operations" and Note 8 of Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

     Interest Income on Investments: Interest income is derived principally from the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. In addition, during the fourth quarter of Fiscal 2003, NAC recorded interest income due NAC of approximately $500,000 as a result of the claim for its income tax refund for fiscal years 1988 through 1997. Interest income, exclusive of the $500,000 in interest on the income tax refund due NAC, from investments in Fiscal 2003 was $142,000 as compared to $344,000 in Fiscal 2002. The decrease in interest income is substantially due to a decrease in invested funds from Fiscal 2002 to Fiscal 2003. NAC's average cash reserves and investments in marketable securities, commercial paper and money market accounts were $4.8 million in Fiscal 2003 as compared to $9.1 million for Fiscal 2002. Interest income for Fiscal 2001 was $3.8 million during which time NAC's average cash reserves and investments in marketable securities, commercial paper and money market accounts were $57.5 million. During the fourth quarter of Fiscal 2001 NAC utilized $52.0 million of its cash liquidity to repurchase 25,943,360 shares of NAC Common Stock.

     Income from Investment in AFC: NAC accounts for its investment in AFC using the equity method. For Fiscal 2003, Fiscal 2002 and the nine months from April 5, 2000 (the date of NAC's acquisition of its investment in AFC) to December 31, 2000 NAC's share of the net income of AFC was $375,000, $373,000 and $434,000, respectively, which represents NAC's share of AFC net income. In addition, in Fiscal 2002 and Fiscal 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expenses of $272,000 and $204,000, respectively, as a reduction of its income from investments in AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, this amortization charge was discontinued in Fiscal 2003.

         AFC's fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

                                               Years Ended December 31,
                                            -------------------------------
                                              2002       2001         2000
                                            -------     -------     -------
Revenues                                    $ 6,032     $ 6,958     $ 6,462
                                            -------     -------     -------
Film rental                                   1,627       2,243       2,087
Operating costs                               2,831       3,127       2,509
Depreciation and amortization                   699         693         692
General and administrative  expenses            125         149         184
                                            -------     -------     -------
                                              5,282       6,212       5,472
                                            -------     -------     -------
Net income                                  $   750     $   746     $   990
                                            =======     =======     =======

NAC's proportionate share of net income     $   375     $   373     $   434
Amortization expense                              -         272         204
                                            -------     -------     -------
Income from investment in AFC               $   375     $   101     $   230
                                            =======     =======     =======


     As the result of the net effects of a 14.7% decrease in attendance, offset in part by a 2.3% increase in average ticket prices, revenues decreased $926,000 for the year ended December 31, 2002 to $6.0 million as compared to $6.9 million for the year ended December 31, 2001. AFC's revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits and other factors. AFC revenues for the year ended December 31, 2001 were $6.9 million as compared to $6.5 million for the year ended December 31, 2000. The increase in revenues for the year ended December 31, 2001 was due principally to the combined effect of a 1.9% increase in attendance and a 4.2% increase in average ticket prices.

     For the years ended December 31, 2002, 2001 and 2000, film rental expense, as a percentage of revenues, were 27.0%, 32.2% and 32.2%, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.

     For the years ended December 31, 2002, 2001 and 2000, operating costs were $2.8 million, $3.1 million and $2.5 million, respectively. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses. Operating expenses of AFC decreased $296,000 for the year ended December 31, 2002 to $2.8 million from $3.1 million for the year ended December 31, 2001 principally as the result of a decrease in advertising expenditures of $108,000 as AFC developed co-op advertising programs with third parties to offset its advertising program costs for the year. Operating costs for the year ended December 31, 2000 were $2.5 million.

     As a result of the net cash flow realized by AFC, distributions by AFC to NAC for Fiscal 2003, Fiscal 2002 and Fiscal 2001 were $300,000, $909,000 and $556,000, respectively. The decrease in distributions from Fiscal 2002 to Fiscal 2003 of $609,000 is a result principally of the AFC capital improvement program. In August 2002, AFC initiated a $1.1 million capital improvement program to renovate the interior of the theatre and upgrade certain equipment, services and facilities. AFC financed the capital program through its current cash flow from operations and as a consequence cash distributions were reduced until the completion of the capital program which was finished in December 2002.

     General and Administrative: General and administrative expenses include cost of executive, accounting and legal personnel, occupancy, legal, professional, insurance, and other general corporate overhead costs. General and administrative expenses decreased $1.9 million for Fiscal 2003 to $3.5 million from $5.4 million for Fiscal 2002. General and administrative expenses were $7.7 million for Fiscal 2001.

     The decrease in general and administrative expense of $1.9 million in Fiscal 2003 as compared to Fiscal 2002 was due principally to (i) a decrease of $1.4 million relating to a reduction of professional services, inclusive of board of director fees, and (ii) a decrease of $209,000 in personnel cost due to a reduction in head count as a result of NAC's relocation from Ohio to New York. The decrease in general and administrative expenses of $2.3 million in Fiscal 2002 as compared to Fiscal 2001, was due to (i) a one time bonus of $750,000 paid in Fiscal 2001 awarded to the Chairman of the Board for past services, (ii) a decrease of $400,000 in depreciation and amortization as a result of the sale of property during Fiscal 2001, and (iii) a decrease of $857,000 related to a reduction of professional services, inclusive of board of director fees.

     Litigation and Other Charges: The components for litigation and other charges for Fiscal 2001 were $5.8 million of legal costs and settlement expenses relating to shareholder and other corporate litigation matters, $116,000 for crisis management consulting and $375,000 in other litigation support costs.

     Cost Related to Purchase of Shares: The Fiscal 2001 expense of $35.6 million results from the repurchases of 25,943,360 shares of its Common Stock in two transactions during the fourth quarter of Fiscal 2001 from Mr. Frankino and his affiliates and Reading Entertainment. See Note 7 of Notes to Consolidated Financial Statements.

     Write-down of Assets Held for Sale: NAC had certain investments in affordable housing projects which previously NAC had been holding for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of Fiscal 2000, NAC committed to a plan to sell the investments and recorded, in that quarter, a write-down of $4.7 million to reduce the carrying amount of the investments to their fair value less estimated costs to sell. During Fiscal 2001, NAC reduced its original estimate of the fair value of the investments to $2.7 million, primarily due to the expiration of certain tax credits and the increase of the effective yield used in determining the fair value. As a result, NAC recorded an additional write-down of $3.2 million.

     On January 14, 2002, NAC sold its limited partnership interests in eight projects to Idacorp Financial Services, Inc. ("Idacorp Financial") for $2.5 million. NAC incurred closing costs, transfer fees and a provision for the previously deducted investment tax credits in lieu of posting a bond, of $510,000 and as a result incurred a loss (reflected in continuing operations) of $549,000. NAC retained its limited partnership interests in three projects, which at January 31, 2003 and 2002 are included in other assets at their estimated fair market value of $200,000.

     During the fourth quarter of Fiscal 2000, NAC also committed to plans to sell certain real estate investments. During Fiscal 2001, NAC sold the investments for aggregate cash proceeds of approximately $1.0 million and recorded a loss on sale of $215,000.

     Income Taxes: For Fiscal 2003, 2002 and 2001, NAC recorded income tax benefits of $2.2 million, $331,000 and $1.2 million, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior year's taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2002 and 2001, these tax benefits arose and are a component of discontinued operations. For Fiscal 2003, $145,000 of these tax benefits is a component of discontinued operations.

     As of January 31, 2003 NAC has net operating loss carryforwards of $83.4 million that may be used to reduce future taxable income, subject to limitations. NAC also has unused low income housing credits totaling $4.5 million. At January 31, 2003, NAC has claims for refunds in the amount of $5.6 million.

     As a result of NAC's November 3, 2000 repurchases of shares of its Common Stock, NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership", the use of net operating loss carryforwards totaling $56.3 million incurred prior to November 3, 2000 will be subject to significant annual limitation. Additionally, the use of low income housing tax credit carryforwards of $3.2 million generated prior to November 3, 2000 will be subject to the
Section 382 limitation. The use of the net operating loss and low income housing credit carryforwards incurred after November 3, 2000, which total $27.1 million and $1.3 million, respectively, as of January 31, 2003, are not subject to the
Section 382 limitation.

     As of January 31, 2003 NAC has $908,000 of minimum tax credits which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

DISCONTINUED OPERATIONS

     E-commerce Operations: In Fiscal 2003 NAC's e-commerce operations realized income of $2,000 as a result of the winding down of operations. In Fiscal 2002 NAC's e-commerce operations incurred an operating loss of $9.4 million, reflecting revenues of $867,000 and expenses of $10.2 million. Included in the expenses of $10.2 million were non-cash charges of $7.4 million for the amortization and write-off of the goodwill arising in the December 2000 acquisition of ZoomLot. The remaining expenses of $2.8 million represent the expenses incurred in ZoomLot's attempts to develop its e-commerce method of facilitating the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used auto dealers' customers with financing, insurance and other services.

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

     Automobile Financing: In Fiscal 2003 NAC's automobile financing operations realize income of $33,000 comprised of $28,000 from the collection of previously charged-off loans and $145,000 income tax benefit, offset by $140,000 in legal and general expenses as a result of the winding down of operations. In Fiscal 2002 NAC's automobile financing operations generated operating income of $658,000, comprised of $155,000 from the collection of previously charged off loans, the gain of $34,000 from the sale of its remaining charged off loans, and a $468,000 reduction in the provision for credit losses.

     In Fiscal 2001 NAC's automobile financing operations incurred an operating loss, after income tax benefit, of $1.8 million. During Fiscal 2001, NAC, acting through NAC, Inc., a wholly-owned subsidiary, sold substantially all of the then outstanding automobile retail installment loans remaining in NAC's active portfolio for $24.2 million to four unaffiliated financial institutions. In each case, the selling price was determined based upon arm's length negotiations between the parties and was paid in cash at closing. The sale of the loans resulted in an aggregate loss of approximately $1.4 million, which NAC reported in Fiscal 2001. Additionally, as the result of the sale of the loans, NAC's interest income from the loans generated prior to the sale of the loans and other revenues in Fiscal 2001were $527,000. Furthermore, NAC recorded in Fiscal 2001 a reversal into income of previously recorded credit losses and allowances of $2.3 million for Fiscal 2001.

     Auto Rental: NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as a result of NAC's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations). For the years ended January 31, 2003, 2002 and 2001, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note 13 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     During Fiscal 2003, NAC used $4.3 million cash flows from continuing operations. This is due to the effect of (i) NAC's net loss from continuing operations of $419,000, (ii) an increase in the income tax refundable of $2.1 million and (iii) the $1.9 million net change in operating assets and liabilities. NAC also used $294,000 of cash in the various discontinued operations. NAC generated $363,000 in cash flows from investing activities principally as the result of distributions from AFC of $300,000.

     During Fiscal 2002, NAC used $7.5 million cash flows from continuing operations. This is due to the effect of (i) NAC's net loss from continuing operations of $5.5 million less net non-cash charges of $1.1 million and (ii) the $3.1 million net change in operating assets and liabilities. NAC also used $2.1 million of cash in the various discontinued operations. NAC generated $3.3 million in cash flows from investing activities principally as the result of the proceeds of $2.1 million from its sale of assets and distributions from AFC of $909,000.

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

     NAC believes that the available cash and cash equivalents and marketable securities of $2.9 million and the investment income there from, the collection of the income tax refund of $5.6 million and the collection of approximately $500,000 of accrued interest due NAC on the outstanding income tax receivable (a component of other assets at January 31, 2003) as well as the cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, and fund its activities through January 31, 2004 as NAC explores new strategic business alternatives. As discussed in Note 13 of Notes to Consolidated Financial Statements,

NAC is presently a defendant or nominal defendant in various derivative shareholder complaints. Although NAC intends to vigorously defend each of the claims and no prediction can be made with respect to their ultimate outcomes. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

OTHER

     New Accounting Pronouncements
     -----------------------------

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

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provision of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in APB 30 to separately identify and report discontinued operations. However, SFAS extends the APB 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or is classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. NAC is currently evaluating the impacts, if any, of SFAS 146.

     Inflation
     ---------

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

     As of January 31, 2003, NAC has no interest bearing debt, and accordingly no market risk associated with increases in interest costs resulting from changes in market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


     We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and other Intangible Assets" on February 1, 2002.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/Grant Thornton LLP
Cleveland, Ohio
April 9, 2003

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                              January 31,
                                                       ----------------------
                                                         2003         2002
                                                       ---------    ---------
ASSETS
Cash and cash equivalents                              $   1,873    $   6,122
Marketable securities (Notes 1 and 2)                        984          994
Investment in AFC (Note 3)                                 9,295        9,220
Property and equipment, net of accumulated
  depreciation of $90 and $57, respectively (Note 1)          81           71
Income taxes refundable (Note 6)                           5,577        3,507
Other assets                                                 902          620
                                                       ---------    ---------

TOTAL ASSETS                                           $  18,712    $  20,534
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Self-insurance claims (Note 13)                      $     518    $     769
  Accrued income taxes (Note 6)                              711          697
  Other liabilities (Note 5)                               1,373        2,743
                                                       ---------    ---------
                                                           2,602        4,209

COMMITMENTS AND CONTINGENCIES (Note 13)                     --           --

STOCKHOLDERS' EQUITY (Notes 7 and 8)
Preferred stock                                             --           --
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued
  39,377,589 shares                                        1,969        1,969
Common stock to be issued                                   --           --
Additional paid-in capital                               174,337      174,337
Retained deficit                                        (136,455)    (136,346)
Accumulated other comprehensive loss                        (143)        (133)
Treasury stock, at cost, 31,546,975 and 30,735,835
  shares, respectively                                   (23,598)     (23,502)
                                                       ---------    ---------
                                                          16,110       16,325
                                                       ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  18,712    $  20,534
                                                       =========    =========


          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS


                                                                      Years Ended January 31,
                                                               --------------------------------
                                                                 2003        2002        2001
                                                               --------    --------    --------
REVENUE
     Interest income on investments                            $    642    $    344    $  3,872
     Income from investment in AFC                                  375         101         230
                                                               --------    --------    --------
          Total                                                   1,017         445       4,102

COSTS AND EXPENSES
     General and administrative                                   3,506       5,384       7,696
     Litigation and other charges (Note 13)                        --          --         6,290
     Write-off of option (Note 8)                                  --          --           500
     Loss (gain) on sale of property (Note 10)                     --           549      (2,868)
     Cost related to purchase of shares (Note 7)                   --          --        35,593
     Write-down of assets held for sale (Note 10)                  --          --         3,398
                                                               --------    --------    --------
          Total                                                   3,506       5,933      50,609
                                                               --------    --------    --------

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            (2,489)     (5,488)    (46,507)

Benefit for income taxes (Note 6)                                (2,070)       --          --
                                                               --------    --------    --------

LOSS FROM CONTINUING OPERATIONS                                    (419)     (5,488)    (46,507)

DISCONTINUED OPERATIONS, NET OF TAX (Note 8)                        310      (9,174)     (1,084)
GAIN (LOSS) ON DISPOSAL OF DISCONTINUED OPERATIONS (Note 8)        --           394         308
                                                               --------    --------    --------

NET LOSS                                                           (109)    (14,268)    (47,283)

Accretion of discount on redeemable preferred stock (Note 7)       --           226          12
                                                               --------    --------    --------

NET LOSS APPLICABLE TO COMMON STOCK                            $   (109)   $(14,494)   $(47,295)
                                                               ========    ========    ========

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
     Continuing operations                                     $   (.05)   $   (.47)   $  (1.67)
     Discontinued operations                                        .04        (.78)       (.04)
     Disposal of discontinued operations                           --           .03         .01
                                                               --------    --------    --------
          Net loss per share                                   $   (.01)   $  (1.22)   $  (1.70)
                                                               ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
     Basic and diluted                                            8,380      11,692      27,761
                                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                               Preferred Stock                 Common Stock
                                            --------------------------  ------------------------------        Common
                                                              Par                             Par            Stock to
                                               Shares        Value          Shares           Value          be Issued
                                            -------------  -----------  ---------------   ------------     -------------
BALANCE, JANUARY 31, 2000                              --  $        --       29,963,301   $      1,498     $         --
Net loss
Stocks issued for
   investment in AFC (Note 3)                         100           --        6,762,247            338
Acquisition of ZoomLot (Note 8)                   270,953          135
Repurchase of Series A
   preferred stock (Note 8)                          (100)          --
Conversion of Series B
   preferred stock (Note 7)                      (270,953)        (135)       2,709,530            135
Repurchase of common
   shares (Note 7)
Stock award (Note 11)                                                                                               219
Stock cancelled under
   benefit plans                                                                (14,641)            --
Accretion on redeemable preferred stock
Other comprehensive income (loss)
     unrealized loss on marketable
     securities
                                            -------------  -----------  ---------------   ------------     -------------
BALANCE, JANUARY 31, 2001                              --           --       39,420,437          1,971              219
Net loss
Stock award                                                                                                        (219)
Accretion on redeemable preferred stock
Return of common stock in settlement of
    ZoomLot agreements (Note 8)
Stock cancelled under benefit plans                                             (42,848)            (2)
Other comprehensive income (loss)
     unrealized loss on marketable securities
                                            -------------  -----------  ---------------   ------------     -------------
BALANCE, JANUARY 31, 2002                              --           --       39,377,589          1,969                --
Net loss
Surrender of common shares as
     payment on note receivable (Note 7)
Other comprehensive income (loss)
     unrealized loss on marketable securities
                                            -------------  -----------  ---------------   ------------     -------------

BALANCE, JANUARY 31, 2003                              --  $        --       39,377,589   $      1,969    $           --
                                            =============  ===========  ===============   ============     =============

                                          Additional                                       Other                       Comprehensive
                                            Paid-In       Retained         Treasury     Comprehensive                    Income
                                            Capital        Deficit          Stock       Income (loss)     Total          (Loss)
                                         -------------- --------------   -------------  ------------   -------------   ------------
BALANCE, JANUARY 31, 2000                $      166,139      $ (69,104)      $ (14,654)   $       --   $      83,879
Net loss                                                       (47,283)                                      (47,283)  $    (47,283)
Stocks issued for
   investment in AFC (Note 3)                     6,954         (5,402)          7,816                         9,706
Acquisition of ZoomLot (Note 8)                   1,312                                                        1,447
Repurchase of Series A
   preferred stock (Note 8)                                                                                       --
Conversion of Series B
   preferred stock (Note 7)                          --                                                           --
Repurchase of common
   shares (Note 7)                                                             (16,437)                      (16,437)
Stock award (Note 11)                                                                                            219
Stock cancelled under
   benefit plans                                    (20)                                                         (20)
Accretion on redeemable preferred stock                            (12)                                          (12)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities                                                                                  (44)            (44)           (44)
                                         -------------- --------------   -------------  ------------   -------------   ------------
BALANCE, JANUARY 31, 2001                       174,385       (121,801)        (23,275)          (44)         31,455   $    (47,327)
                                                                                                                       ============
Net loss                                                       (14,268)                                      (14,268)  $    (14,268)
Stock award                                                        (51)            204                           (66)
Accretion on redeemable preferred stock                           (226)                                         (226)
Return of common stock in settlement of
    ZoomLot agreements (Note 8)                                                   (431)                         (431)
Stock cancelled under benefit plans                 (48)                                                         (50)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities                                                                                  (89)            (89)           (89)
                                         -------------- --------------   -------------  ------------   -------------   ------------
BALANCE, JANUARY 31, 2002                       174,337       (136,346)        (23,502)         (133)         16,325   $    (14,357)
                                                                                                                       ============
Net loss                                                          (109)                                         (109)          (109)
Surrender of common shares as
     payment on note receivable (Note 7)                                           (96)                          (96)
Other comprehensive income (loss)
     unrealized loss on marketable
     securities                                                                                  (10)            (10)           (10)
                                         -------------- --------------   -------------  ------------   -------------   ------------

BALANCE, JANUARY 31, 2003                $      174,337 $     (136,455)  $     (23,598) $       (143)   $     16,110   $       (119)
                                         ============== ==============   =============  ============   =============   ============

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Years Ended January 31,
                                                                              -------------------------------------------
                                                                                  2003           2002           2001
                                                                              -------------  -------------  -------------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss                                                                      $       (109)  $    (14,268)  $    (47,283)
Adjustments to reconcile net loss to net cash
   (used in) provided by continuing operating activities:
     Loss (gain) from discontinued operations                                         (310)         9,174          1,084
     Gain on disposal of discontinued operations                                         -           (394)          (308)
     Depreciation and amortization                                                      33            606            779
     Gain on sale of property                                                            -              -         (2,868)
     Write-off of option                                                                 -              -            500
     Loss on write-down of assets held for sale                                          -            589          3,398
     Stock compensation                                                                  -           (116)           199
Changes in operating assets and liabilities:
     Accrued income tax/refundable                                                  (2,070)          (175)             -
     Other liabilities                                                              (1,017)        (2,240)        (7,092)
     Other operating assets and liabilities, net                                      (845)          (691)         1,727
                                                                              -------------  -------------  -------------

         Net cash used in continuing operating activities                           (4,318)        (7,515)       (49,864)
                                                                              -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on gross finance receivable                                       -            155          5,730
   Proceeds from sale of loans                                                           -            313         24,187
   Change in contracts in progress                                                     106            614              -
   Proceeds from sale of property                                                        -              -          8,606
   Proceeds from sale of assets held for sale                                            -          2,065          1,041
   Investments and acquisitions                                                          -              -         (1,690)
   Proceeds from AFC distributions                                                     300            909            556
   Purchase of marketable securities                                                     -              -        (25,092)
   Proceeds from sale of marketable securities                                           -              -         23,820
   Purchase of other property and equipment                                            (43)          (326)          (188)
   Purchase of affordable housing investments                                            -           (471)        (1,455)
                                                                              -------------  -------------  -------------

        Net cash provided by investing activities                                      363          3,259         35,515
                                                                              -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on operating debt and notes payable                                      -              -         (5,185)
   Payments to acquire treasury stock                                                    -              -        (16,437)
                                                                              -------------  -------------  -------------

       Net cash used in financing activities                                             -              -        (21,622)
                                                                              -------------  -------------  -------------

Decrease in cash and cash equivalents from continuing operations                    (3,955)        (4,256)       (35,971)
Decrease in cash and cash equivalents from discontinued operations                    (294)        (2,066)        (5,918)
Cash and cash equivalents at beginning of year                                       6,122         12,444         54,333
                                                                              -------------  -------------  -------------
Cash and cash equivalents at end of year                                      $      1,873   $      6,122   $     12,444
                                                                              =============  =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                              $          3   $          -   $          -
                                                                              =============  =============  =============
   Income taxes paid                                                          $          -   $        293   $        697
                                                                              =============  =============  =============

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. Through December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which was comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment.

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

     As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments were classified as discontinued operations as of January 31, 2002 (see Note 8). Subsequent to December 31, 2001, NAC is engaged principally in the movie exhibition segment.

     NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses (see Note 15).

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CASH EQUIVALENTS: All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value.

     GOODWILL: NAC adopted Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective February 1, 2002. Prior to the adoption of SFAS 142 NAC recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. Under SFAS 142 intangible assets with indefinite lives, including goodwill, are no longer subject to amortization and are subject to testing for impairment annually and whenever there is an impairment indicator.

     The goodwill arising from NAC's acquisition of ZoomLot was being amortized on a straight-line basis over a three year period until the remaining amount was written off as the result of NAC's decision in December, 2001 to discontinue the operations of ZoomLot. The amortization and write-off of that goodwill is included in the results of discontinued operations (see Note 8).

     IMPAIRMENT OF LONG-LIVED ASSETS: Effective February 1, 2002, NAC adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this statement, NAC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, NAC would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values. NAC would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, NAC would discount the expected estimated future cash flows. Certain of these long-lived assets are being disposed of and have been written-down to their estimated fair value (see Notes 8 and 10).

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

     NAC determines the proper classification of its marketable debt and equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At January 31, 2003 and 2002, all marketable securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income (loss)"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001



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

     ACCOUNTING FOR STOCK-BASED COMPENSATION: NAC accounts for stock options and awards in accordance with SFAS 123, "Accounting for Stock-Based Compensation", which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on net income (loss) and earnings (loss) per share had NAC adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards (see Note 11).

     EARNINGS PER SHARE: Basic earnings per share is computed by dividing net income (loss), after reduction for the accretion of the discount on NAC's Series C Redeemable Preferred Stock (see Note 7), by the weighted-average number of Common Shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an antidilutive effect on loss per share for Fiscal 2003, 2002 and 2001.

     NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record to the fair value of the liability for an asset retirement obligation in the period in which it is incurred. The amount initially recorded as the asset retirement obligation is based upon the estimated present value of the retirement costs to be incurred, and is capitalized as a part of the asset. The obligation is subsequently accreted for the passage of time by charges to interest expense, and the capitalized costs is amortized as part of depreciation expense related to the asset. The asset retirement obligation is also continually re-estimated, with changes in its present value caused by changes in the estimated retirement cost recorded as adjustments to the carrying amount and subsequent depreciation of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with the exception of impairment and disposal issues related to goodwill and other intangible assets that are not amortized. SFAS 144 also supersedes the accounting and reporting provision of Accounting Principles Board Opinion No.
(APB) 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains many of the fundamental recognition and measurement provisions of SFAS 121, and also retains the requirement in APB 30 to separately identify and report discontinued operations. However, SFAS extends the APB 30 reporting requirements for discontinued operations to components of an entity that have either been disposed of or is classified as assets held for sale that may not have qualified as segments under APB 30, as a result of which operating results that previously were not classified as discontinued operations may be treated as such upon the adoption of SFAS 144. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by NAC effective February 1, 2002. At the time of adoption, there was no material impact to NAC's financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. NAC is currently evaluating the impacts, if any, of SFAS 146.

     RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 2 - MARKETABLE SECURITIES

     The marketable securities as of January 31, 2003 and 2002 are summarized as follows (in thousands):

                                                                        Gross Unrealized
                                                                  ---------------------------
                                                    Cost            Gains            Losses       Fair Value
                                                 -----------      -----------     -----------     -----------
Equity securities - mutual funds at
   January 31, 2003                                 $ 1,127             $ -          $ (143)         $ 984
Equity securities - mutual funds at
   January 31, 2002                                 $ 1,127             $ -          $ (133)         $ 994

     All marketable securities held by NAC are classified as available for sale.

NOTE 3 - INVESTMENT IN AFC

     On April 5, 2000, NAC, through its wholly-owned subsidiary National Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading International, Inc. ("Reading"), formerly known as Reading Entertainment, Inc., for 8,999,900 shares of NAC's Common Stock, which included 2,237,653 shares issued from treasury stock, and 100 shares of Series A Convertible Preferred Stock. NAC repurchased the 100 shares of Series A Convertible Preferred Stock from Reading on November 3, 2000 (see
Note 7).

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

     NAC's initial investment was $11.1 million, comprised of (i) the 9,000,000 shares of Common Stock issued, valued at $1.08 per share on the basis of the average price quoted by the OTCBB for the period immediately following April 5, 2000, (ii) transaction costs, and (iii) the $500,000 paid for one of the options. The investment exceeds NAC's share of the net assets of AFC by approximately $5.6 million, which is being treated in a manner similar to goodwill (see Note 1).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 3 - INVESTMENT IN AFC (CONTINUED)

     NAC uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For Fiscal 2003, 2002 and 2001, NAC's share of the net income of AFC was $375,000, $373,000 and $434,000, respectively, representing its share of AFC's income. Additionally, in Fiscal 2002 and 2001, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $272,000 and $204,000, respectively, as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and SFAS 143, this amortization charge was discontinued in Fiscal 2003.

     Summarized financial statement information for AFC as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

                                                                         December 31,
                                                                 ----------------------------
                                                                   2002                2001
                                                                 --------            --------
 CONDENSED BALANCE SHEET:
     Current assets                                              $  1,185            $  1,606
     Property and equipment, net                                    1,524                 549
     Goodwill                                                       8,069               8,659
     Other assets                                                      89                  89
                                                                 --------            --------
                                                                 $ 10,867            $ 10,903
                                                                 ========            ========

    Current liabilities                                          $    756            $  1,111
    Non-current liabilities                                         1,440               1,271
    Members' equity                                                 8,671               8,521
                                                                 --------            --------
                                                                 $ 10,867            $ 10,903
                                                                 ========            ========
                                                                          For the Year Ended December 31,
                                                                 ------------------------------------------------
                                                                   2002                2001                2000
                                                                 --------            --------            --------
CONSENSED STATEMENT OF EARNINGS:
     Revenues                                                    $  6,032            $  6,958            $  6,462

     Film rental                                                    1,627               2,243               2,087
     Operating costs                                                2,831               3,127               2,509
     Depreciation and amortization                                    699                 693                 692
     General and administrative expenses                              125                 149                 184
                                                                 --------            --------            --------
                                                                    5,282               6,212               5,472
                                                                 --------            --------            --------
     Net income                                                  $    750            $    746            $    990
                                                                 ========            ========            ========
     NAC's proportionate share of net income                     $    375            $    373            $    434
     Amortization expense                                               -                 272                 204
                                                                 --------            --------            --------
     Income from investment in AFC                               $    375            $    101            $    230
                                                                 ========            ========            ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 4 - FINANCIAL INSTRUMENTS

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


NOTE 5 - OTHER LIABILITIES

     The components of other liabilities are as follows (in thousands):

                                                 January 31,
                                     ------------------------------------
                                        2003                    2002
                                     ------------           -------------

Accounts payable                     $       117            $        397
Accrued litigation expenses                  368                     737
Accrued expenses                             841                   1,557
Accrued state and local taxes                 47                      52
                                     ------------           -------------
   Total                             $     1,373            $      2,743
                                     ============           =============

NOTE 6 - INCOME TAXES

     The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

                                                Years Ended January 31,
                                        ------------------------------------
                                          2003          2002          2001
                                        --------      --------      --------
Current
   Federal                              $ (2,215)     $   (331)     $ (1,200)
   State                                       -             -             -
                                        --------      --------      --------
                                          (2,215)         (331)       (1,200)
Deferred
   Federal                                     -             -             -
   State                                       -             -             -
                                        --------      --------      --------
                                               -             -             -
                                        --------      --------      --------

Total                                     (2,215)         (331)       (1,200)

Allocated to discontinued operations         145           331         1,200
                                        --------      --------      --------
Continuing operations                   $ (2,070)     $      -      $      -
                                        ========      ========      ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 6 - INCOME TAXES (CONTINUED)

     For Fiscal 2003, 2002 and 2001, NAC recorded income tax benefits of $2.2 million, $331,000 and $1.2 million, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2002 and 2001 these tax benefits arose and are a component of discontinued operations. For Fiscal 2003, $145,000 of the tax benefit is a component of discontinued operations.

     As of January 31, 2003 NAC has net operating loss carryforwards of $83.4 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire: $23.0 million in Fiscal 2019, $21.2 million in Fiscal 2020, $24.1 million in Fiscal 2021, $10.6 million in Fiscal 2022 and $4.5 million in Fiscal 2023. At January 31, 2003, NAC has claims for refunds in the amount of $5.6 million.

     As a result of NAC's November 3, 2000 repurchases of shares of its Common Stock (see Note 7), NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling $56.3 million incurred prior to November 3, 2000 will be subject to significant annual limitation. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $27.1 million as of January 31, 2003, are not subject to the Section 382 limitation.

     As of January 31, 2003, NAC also has unused low income housing credits totaling $4.5 million which expire: $644,000 in Fiscal 2013, $833,000 in Fiscal 2019, $966,000 in Fiscal 2020, $981,000 in Fiscal 2021, $908,000 in Fiscal 2022
and $180,000 in Fiscal 2023. Of such low income housing credits, $3.2 million were generated prior to November 3, 2000 and are therefore subject to the
Section 383 limitation described above.

     As of January 31, 2003, NAC has $908,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 6 - INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                               January 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Deferred tax assets:
   Depreciation                                          $      2      $    146
   Self-insurance claims                                      181           269
   State income taxes                                         138           138
   Accrued liabilities                                        385           863
   Tax credits carryforwards                                5,420         9,535
   Net operating loss carryforward                         29,211        26,567
   Other                                                        4             2
                                                         --------      --------
        Total deferred tax assets                          35,341        37,520
                                                         --------      --------

Deferred tax liabilities:
   Limited partnership investments                         (1,491)         (457)
                                                         --------      --------
       Total deferred tax liabilities                      (1,491)         (457)
                                                         --------      --------

Net deferred tax asset before valuation allowance          33,850        37,063
Less: valuation allowance                                 (33,850)      (37,063)
                                                         --------      --------
Net deferred tax asset                                   $      -      $      -
                                                         ========      ========

     A valuation allowance for all of NAC's net deferred tax assets has been provided as NAC is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for the years ended January 31, 2003, 2002 and 2001 was $3.2 million, $4.1 million and $5.5 million, respectively.

     Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                                     Years Ended January 31,
                                                            -------------------------------------------
                                                               2003            2002           2001
                                                            ------------   -------------   ------------
Statutory rate                                                    (35.0)%         (35.0)%        (35.0)%
Permanent differences                                               0.4             1.9           26.8
State income taxes (net of federal tax benefit)                       -            (0.8)          (0.1)
Deferred tax valuation allowance                                 (129.1)           56.7           10.6
Tax credits                                                       165.3           (17.8)          (2.1)
Benefit due to AMT net operating loss carryback claims            (83.2)              -              -
Adjustment to NOL carryforward                                      6.4               -              -
Other                                                              (8.0)           (5.0)          (0.2)
                                                            ------------   -------------   ------------
   Effective Tax Rate                                             (83.2)%           (.0)%          (.0)%
                                                            ============   =============   ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 7 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock
--------------------------

         The following sets forth the changes in Series C Redeemable Preferred Stock for the year ended January 31, 2002 (dollars in thousands):

                                                              Shares                Dollars
                                                         -----------------      -----------------

Balance, January 31, 2001                                         729,047                  $ 629
  Accretion of discount to redemption price                                                  226
  Shares redeemed pursuant to terms of Exchange
    Agreement (Note 8)                                            (62,380)                  (855)
  Shares forfeited pursuant to terms of Exchange
    Agreement (Note 8)                                           (666,667)                     -
                                                         -----------------      -----------------

Balance, January 31, 2002                                               -                    $ -
                                                         =================      =================

Preferred Stock
---------------

     NAC is authorized to issue up to 2,000,000 shares of Preferred Stock, in one or more series, having such preferences and terms as the Board of Directors may determine. At January 31, 2003 and 2002, there were no outstanding shares of Preferred Stock and NAC had 2,000,000 shares of Preferred Stock authorized and available for issuance.

     The Series A Convertible Preferred Stock was convertible into shares of NAC's Common Stock on a one for one basis, subject to traditional antidilution adjustments. The Series A Convertible Preferred Stock was entitled to vote on a share for share basis with NAC's Common Stock as a single class, except that as a separate class the Series A Convertible Preferred Stock was required to approve any amendments to NAC's charter, any amendments to NAC's bylaws made by the stockholders, or, to the extent permitted by law, the removal of any director from NAC's Board of Directors. The Series A Convertible Preferred Stock had a liquidation value of $1.50 per share and was entitled to a dividend preference equal to any dividends declared on NAC's Common Stock, determined on a per share basis. On November 3, 2000, NAC repurchased and retired the 100 shares of Series A Convertible Preferred Stock back from Reading as part of the settlement described below.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

     The terms of the Series B Convertible Preferred Stock provided that it would automatically convert into shares of NAC's Common Stock, at the ratio of ten shares of NAC's Common Stock for each share of Series B Convertible Preferred Stock, upon the termination of the Stock Purchase and Standstill Agreement, executed November 3, 2000 between NAC and the Reading Stockholders (see Note 8 - Common Stock Repurchases below). That agreement was terminated in connection with NAC's December 15, 2000 repurchase of additional shares of Common Stock from the Reading Stockholders described below. As a result, on December 15, 2000 NAC converted the 270,953 shares of the Series B Convertible Preferred Stock into 2,709,530 shares of its Common Stock.

Common Stock Repurchases
------------------------

     As described in Note 8, in January 2002 under the Exchange Agreement, the contingent obligation of the chief executive officer and sole stockholder of Cygnet Capital, Cygnet Capital, or another company owned by the stockholder to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance objectives by December 31, 2003 was in part resolved by the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share and the issuance to NAC a promissory note in the amount of $986,000 payable with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed upon value of $1.25 per share) on or before January 31, 2003. For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock. In addition, NAC recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the 788,838 shares of NAC Common Stock the maker of the note had the option to tender in payment of the principal.

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

     On November 13, 2002, the former ZoomLot shareholders transferred to NAC 402,000 shares of NAC common stock with a net value of $56,000 as the second and final payment against the promissory note.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001



NOTE 7 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 7 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

Stockholders' Rights Plan
-------------------------

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

NOTE 8 - DISCOUNTINUED OPERATIONS

     As discussed in Note 1, as a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. In the first and second quarters of the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile financing operations had not previously been classified as a discontinued operation. As a result of these decisions, both the e-commerce and automobile financing segments were classified as discontinued operations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 8 - DISCOUNTINUED OPERATIONS (CONTINUED)

     NAC had acquired ZoomLot on December 15, 2000 under a Merger Agreement and Plan of Reorganization (the "Merger Agreement"). Under the terms of the Merger Agreement, NAC issued to the former ZoomLot stockholders 270,953 shares of its Series B Convertible Preferred Stock and 729,047 shares of its Series C Redeemable Preferred Stock, each at $.50 par value. Pursuant to the terms of the Series B Convertible Preferred Stock, on December 15, 2000 NAC obtained the right to call for the conversion of the shares of Series B Convertible Preferred Stock, and NAC converted the 270,953 shares of the Series B Convertible Preferred stock into 2,709,530 shares of NAC Common Stock.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 8 - DISCOUNTINUED OPERATIONS (CONTINUED)

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

     In connection with its decision to discontinue the operations of ZoomLot, NAC entered into formal negotiations with the former stockholders of ZoomLot to resolve the financial obligations of NAC and of the former ZoomLot stockholders resulting from the terms of the Merger Agreement. Since NAC discontinued ZoomLot's operations, it was necessary to resolve the effect of that on the obligations, as described above, of NAC and the former ZoomLot stockholders under the Merger Agreement. As a result of the negotiations, on January 31, 2002, NAC, entered into an Exchange and Repayment Agreement ("Exchange Agreement") dated January 31, 2002 with the former ZoomLot stockholders.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 8 - DISCOUNTINUED OPERATIONS (CONTINUED)

     For financial reporting purposes, in Fiscal 2002 NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock, recorded the 62,380 shares of Series C Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000 in Fiscal 2002.

     NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as the result of NAC's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations). For the years ended January 31, 2003, 2002 and 2001, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note
14).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 8 - DISCOUNTINUED OPERATIONS (CONTINUED)

     Summarized results of discontinued operations are as follows (in thousands):

                                                                              Discontinued Operations
                                                                --------------------------------------------------------
                                                                                  Auto           Auto
                                                                  E-Commerce    Financing       Rental         Total
                                                                ------------   ------------  -------------  ------------
FISCAL 2003
     Revenue                                                    $         -    $        28   $          -   $        28

     General and administrative (expenses) income                         2           (140)           275           137
                                                                ------------   ------------  -------------  ------------
                                                                          2           (140)           275           137
                                                                ------------   ------------  -------------  ------------
     Income (loss) before income taxes                                    2           (112)           275           165
     Provision (benefit) for income taxes                                 -           (145)             -          (145)
                                                                ------------   ------------  -------------  ------------

     Income (loss) from discontinued operations                 $         2    $        33   $        275   $       310
                                                                ============   ============  =============  ============

FISCAL 2002
     Revenue                                                    $       867    $        34   $          -   $       901

     Operating expense                                              (10,236)             -              -       (10,236)
     General and administrative (expenses) income                         -            293           (463)         (170)
                                                                ------------   ------------  -------------  ------------
                                                                    (10,236)           293           (463)      (10,406)
                                                                ------------   ------------  -------------  ------------
     Income (loss) before income taxes                               (9,369)           327           (463)       (9,505)
     Provision (benefit) for income taxes                                 -           (331)             -          (331)
                                                                ------------   ------------  -------------  ------------
     Income (loss) from discontinued operations                      (9,369)           658           (463)       (9,174)
     Gain on disposal of operations, net of tax                         394              -              -           394
                                                                ------------   ------------  -------------  ------------

     Income (loss) from discontinued operations                 $    (8,975)   $       658   $       (463)  $    (8,780)
                                                                ============   ============  =============  ============

FISCAL 2001
     Revenue                                                    $        80    $       527   $          -   $       607

     Operating (expense) income                                        (708)        (1,754)         1,348        (1,114)
     General and administrative (expenses) income                         -         (1,777)             -        (1,777)
                                                                ------------   ------------  -------------  ------------
                                                                       (708)        (3,531)         1,348        (2,891)
                                                                ------------   ------------  -------------  ------------
     Income (loss) before income taxes                                 (628)        (3,004)         1,348        (2,284)
     Provision (benefit) for income taxes                                 -         (1,200)             -        (1,200)
                                                                ------------   ------------  -------------  ------------
     Income (loss) from discontinued operations                        (628)        (1,804)         1,348        (1,084)
     Gain on disposal of operations, net of tax                           -              -            308           308
                                                                ------------   ------------  -------------  ------------

     Income (loss) from discontinued operations                 $      (628)   $    (1,804)  $      1,656   $      (776)
                                                                ============   ============  =============  ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 9 - INSTALLMENT LOANS, NET

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

     As discussed in Note 1, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer financing business effective December 31, 2001. As a result, income, expenses, and gains and losses resulting from NAC's investment in or sale of installment loans is now included in the results of discontinued operations (see Note 8).

     The following table sets forth the components of and changes in the gross finance receivable, unearned income, credit loss discount and allowance for credit losses of NAC's net installment loans as of and for the years ended January 31, 2001, 2002 and 2003 (in thousands):

                                         Gross                               Credit           Allowance         Installment
                                        Finance           Unearned            Loss            for Credit           Loans,
                                      Receivable           Income           Discount            Losses              Net
                                    ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2000           $        50,847    $       (2,646)  $        (16,259)  $         (2,636)  $         29,306
   Purchases                                      -                 -                  -                  -                  -
   Cash collected                            (6,134)                -                  -                  -             (6,134)
   Charge-offs                               (1,203)                -              1,538               (335)                 -
   Provision for credit losses                    -                 -                  -              1,365              1,365
   Interest income                                -               404                  -                  -                404
   Reclassification                               -              (417)               417                  -                  -
   Sale of loans(1)                         (43,510)            2,659             14,304              1,606            (24,941)
                                    ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2001                         -                 -                  -                  -                  -
   Cash collected                              (155)                -                  -                  -               (155)
   Provision for credit losses                  468                 -                  -                  -                468
   Sale of loans                               (313)                -                  -                  -               (313)
                                    ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2002                         -                 -                  -                  -                  -
   Cash collected                               (28)                                                                       (28)
   Provision for credit losses                   28                 -                  -                  -                 28
                                    ----------------   ---------------  -----------------  -----------------  -----------------

Balance, January 31, 2003           $             -    $            -   $              -   $              -   $              -
                                    ================   ===============  =================  =================  =================

(1)  Includes cash proceeds of $24.2 million.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 10 - SALE OF ASSETS

Real Property
-------------

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

Investments in Affordable Housing Projects
------------------------------------------

     NAC invested in affordable housing projects through its interests in various limited liability partnerships. Historically, NAC's investment in affordable housing projects had been held for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments. In the fourth quarter of Fiscal 2000, NAC committed to a plan to sell the investments. During the Fiscal 2001, NAC reduced its estimate of the fair value of the investments to $2.7 million, primarily due to the expiration of certain tax credits and the increase of the effective yield used in determining the fair value. As a result, NAC recorded a write-down of $3.2 million in Fiscal 2001.

     On January 14, 2002, NAC sold its limited partnership interests in eight projects to Idacorp Financial Services, Inc. ("Idacorp Financial") for $2.5 million. NAC incurred closing costs, transfer fees and provision for the recapture of previously deducted investment tax credits in lieu of posting a bond of $510,000 and as a result incurred a loss (reflected in continuing operations) of $549,000. NAC retained its limited partnership interests in three projects, which at January 31, 2003 and 2002 are included in other assets at their estimated fair market value of $200,000.

Real Estate Investments
-----------------------

     During the fourth quarter of Fiscal 2000, NAC also committed to plans to sell certain real estate investments. During Fiscal 2002 and 2001, NAC sold the investments for aggregate cash proceeds of $81,000 and $1.0 million, respectively, and charged to continuing operations a loss on sale of $29,000 and $215,000, respectively.

NOTE 11 - BENEFITS PLANS

     NAC's 1993 Equity Incentive Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees. The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were 42,848 and 14,641 shares of restricted Common Stock cancelled under this Plan during Fiscal 2002 and Fiscal 2001, respectively. There were 128,352 shares available for future stock awards or option grants at January 31, 2003.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 11 - BENEFITS PLANS (CONTINUED)

     A summary of all options granted, exercised, and cancelled by all plans were as follows:

                                                            Weighted Average
                                        Number of           Exercise Price
                                         Options              Per Share
                                      --------------        --------------

 Balance January 31, 2000                   906,960                  1.46
      Granted                             1,200,000                  0.66
      Exercised                                   -                     -
      Cancelled                            (222,560)                 2.25
                                      --------------

 Balance January 31, 2001                 1,884,400                  0.86
      Granted                                     -                     -
      Exercised                                   -                     -
      Cancelled                              (9,400)                 4.53
                                      --------------

 Balance January 31, 2002                 1,875,000                  0.84
      Granted                                     -                     -
      Exercised                                   -                     -
      Cancelled                                   -                     -
                                      --------------

 Balance January 31, 2003                 1,875,000                  0.84
                                      ==============


     The weighted-average fair value of options granted during Fiscal 2001 was $0.51 per share. No options were granted in Fiscal 2003 or Fiscal 2002.

     The outstanding options expire at dates through the year 2010. A summary of stock options outstanding and exercisable as of January 31, 2003 is as follows:

                                      Options Outstanding                                       Options Exercisable
                       -------------------------------------------------------------   -----------------------------------
     Range of                            Weighted Average         Weighted Average                     Weighted Average
    Per Share            Number        Remaining Contractual         Per Share           Number      Per Share
Exercise Prices        Outstanding         Life (years)            Exercise Price      Exercisable      Exercise Price
---------------        ------------   ------------------------   -------------------   -----------   ---------------------
$0.66 to $0.92           1,275,000            7.76                    $0.68             1,275,000            $0.68
$1.03 to $1.15             450,000            6.42                     1.04               450,000             1.04
$1.66                      150,000            5.27                     1.66               150,000             1.66
                       ------------                                                    -----------
Total                    1,875,000                                                      1,875,000
                       ============                                                    ===========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 11 - BENEFITS PLANS (CONTINUED)

         If NAC had recorded compensation expense using the fair value method of SFAS 123, the Company's net after tax loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                                              Years Ended January 31,
                                                             ------------------------------------------------------------
                                                                   2003                 2002                 2001
                                                             -----------------   -------------------  -------------------
Net loss applicable to common stock, as reported                       $ (109)            $ (14,494)           $ (47,295)
Pro forma net loss                                                       (261)              (14,647)             (47,629)
Loss per share, as reported                                              (.01)                (1.22)               (1.70)
Pro forma loss per share                                                 (.03)                (1.25)               (1.72)

     The fair value of each award or option grant included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended January 31, 2001. No stock options were granted in Fiscal 2003 or Fiscal 2002.

                                                          Year Ended
                                                         January 31,
                                                             2001
                                                       -----------------
          Risk-free interest rate                                 5.24%
          Expected life                                      7.00 years
          Expected volatility                                    93.06%
          Dividend yield                                             0%


     The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

     NAC has a 401(k) Savings and Profit-Sharing Plan ("401k") covering substantially all employees who have completed one year of service with NAC. This savings plan allows eligible employees to contribute up to 15 percent of their compensation on a pre-tax basis. NAC matches 50% of the first 4% of the employees' contribution. NAC contributions are vested incrementally over 6 years. The charge to operations for NAC's contribution was $11,000, $8,000 and $26,000 for years ended January 31, 2003, 2002 and 2001, respectively.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 12 - RELATED PARTY TRANSACTIONS

     NAC contracted for investor relations and other financial advisory services from Mallory Factor Inc. during Fiscal 2002 and Fiscal 2001. For Fiscal 2002 and 2001, NAC paid Mallory Factor Inc. $125,000 and $251,000, respectively. Effective April 2001, NAC consummated an agreement to sub-lease its New York corporate headquarters from Mallory Factor Inc. Pursuant to the terms of the Sublease Agreement, NAC subleases its 5,500 square foot New York office commencing April 1, 2001 and NAC issues all payments directly to the landlord in accordance with the terms of the Master Lease. The sublease agreement provides for an annual base rent of $199,000 and the term expires July 31, 2006. Mallory Factor, who was a member of NAC's Board of Directors from December 2000 until January 2002, is a principal at Mallory Factor Inc.

     During Fiscal 2001, NAC paid $43,000 to Automotive Personnel, LLC, for placement services rendered in Fiscal 1998. In addition, NAC paid $69,000 in Fiscal 2002 for outplacement services provided to the employees of NAC terminated as a part of its restructuring plan. The President of Automotive Personnel, LLC, was a member of NAC's Board of Directors until December 2001.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Shareholder Litigation and Regulatory Investigations
----------------------------------------------------

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

     The components of litigation and other charges for Fiscal 2001 were $5.8 million for legal and settlement cost relating to litigation matters, $116,000 for a crisis management consulting and $375,000 in other litigation expenses.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Shareholder Complaints
----------------------

     On July 31, 2001, NAC received a derivative complaint (the "Academy Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware, on or about July 31, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the "Director Defendants") and names NAC as a nominal defendant. The Academy Complaint principally seeks: (i) a declaration that the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot Corporation ("ZoomLot"), (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants and (vi) an award of costs and expenses.

     On August 16, 2001, NAC received a derivative complaint (the "Markovich Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 16, 2001, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. and NAC as a nominal defendant. The Markovich Complaint principally seeks: (i) a declaration that the Director Defendants have breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot, (iii) a judgment voiding the grant of options and the award of directors fees allegedly related thereto, (iv) an order directing the Director Defendants to account for alleged damages sustained and alleged profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the directors, and (vi) an award of costs and expenses.

     On August 31, 2001, NAC received a derivative complaint (the "Harbor Complaint") filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the Court of Chancery of Delaware on or about August 31, 2001, against Thomas F. Carney, Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William
S. Marshall, James J. McNamara, Henry Y. L. Toh, Peter T. Zackaroff, Ernest C. Garcia, and ZoomLot Corporation as Defendants and NAC as a nominal defendant. The Harbor Complaint principally seeks: (i) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders within thirty
(30) days of the date of the Harbor Complaint; (ii) a judgment declaring that the Director Defendants breached their fiduciary duties to NAC and wasted its assets; (iii) an injunction preventing payment of monies and benefits to James
J. McNamara under his employment agreement with NAC and requiring Mr. McNamara to repay the amounts already paid to him thereunder; (iv) a judgment rescinding the agreement by NAC to purchase ZoomLot and refunding the amounts it paid; (v) a judgment rescinding the award of monies and options to the directors on December 15, 2000 and requiring the directors to repay the amounts they received allegedly related thereto; (vi) a judgment requiring the defendants to indemnify NAC for alleged losses attributable to their alleged actions; and (vii) a judgment awarding interest, attorney's fees, and other costs, in an amount to be determined.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On October 12, 2001, NAC received a derivative complaint filed by Robert Zadra, a shareholder of NAC, with the Supreme Court of the State of New York on or about October 12, 2001 against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "Zadra Amended Complaint"). The Zadra Amended Complaint contains allegations similar to those in the Delaware actions concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction. The Amended Complaint seeks (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment enjoining defendants from proceeding with or exercising the option agreements,
(iii) rescission of the option grants to defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to NAC and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

     NAC has vigorously defended against each of the respective claims made in the Academy Complaint, Markovich Complaint, Harbor Complaint and the Zadra Amended Complaint, as it believes that the claims have no merit. By order of the Delaware Chancery Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated under the title "In re National Auto Credit, Inc. Shareholders Litigation," Civil Action No. 19028 NC (Delaware Chancery Court) ("Delaware Consolidated Derivative Action") and the Academy Complaint was deemed the operative complaint.

     The parties in New York thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. The hearing on the proposed settlement is scheduled for May 14, 2003. Certain shareholders, including the Plaintiffs in the Delaware Consolidated Action, have objected to the terms of the proposed settlement. A motion to dismiss the Delaware Consolidated Derivative Action was also filed in 2002 which was denied by the Delaware court in January 2003. As each of these litigation matters remains in their early stage, no prediction is made with respect to their respective ultimate outcomes.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2003.

     NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the TIG Insurance Company ("TIG"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIG filed a suit (TIG Insurance Company v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIG's) financial responsibility is capped at an amount less than what the Plaintiffs are seeking in the state court action. The federal court initially dismissed this complaint prior to NAC answering on the grounds that the matter to be decided was premature as the original action had not been resolved. TIG made a motion to have the court reconsider its decision and NAC filed a response arguing that the court should take action on this matter at this time. The Court granted TIG's motion and permitted the action to proceed. NAC's answer was filed in May 2002. Thereafter, in August 2002, TIG filed a motion for summary judgment, asserting that NAC has no liability to Smith and Simpson; that if NAC is liable, such liability is capped in an

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

amount far less that what Plaintiff is seeking in the state court action; and that it also has no liability to NAC under its excess insurance policy. NAC filed its own cross-motion for summary judgment, asserting that it has no liability to Smith and Simpson; and that if there is any liability it is capped under Illinois state law, or, if not capped, then TIG's excess insurance coverage applies. Smith and Simpson filed their own cross-motion for summary judgment, asserting that NAC is liable for Smith and Simpson's injuries and that NAC's liability is not capped under Illinois law. On February 3, 2003, the Court granted the motions of TIG and NAC for summary judgment, and denied the motion for summary judgment of Smith and Simpson. The Court concluded that NAC bears no financial responsibility to Smith and Simpson because, under the express terms of the rental agreement at issue, Bennett was not a listed additional driver on the underlying rental contract. The Court further concluded that TIG, as NAC's excess insurance carrier, has no responsibility to defend or indemnify the Bennett estate. Motions for reconsideration were filed by Smith and Simpson in February and March but were denied by the Court. On April 11, 2003, Smith and Simpson filed a Notice of Appeal of the Courts' decisions. The Company intends to vigorously oppose this appeal.

     Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At January 31, 2003 NAC had accrued $518,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
----------------

     In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Employment Agreement
--------------------

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments
-----------------

     NAC leases office and warehouse facilities in New York, NY and Solon, OH, respectively, under leases expiring at various dates. NAC's ZoomLot subsidiary, has subleased its office in Phoenix, AZ to an unaffiliated third party for the remainder of its term which expires in September 2006 at a rate of $253,000 per annum. In addition to the lease base rents, NAC is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31, 2003, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows:

                         Fiscal Year              Amount
                         -----------              ------

                         2004                        $ 242
                         2005                          211
                         2006                          199
                         2007                           99
                                               ------------
                                                     $ 751
                                               ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial information for Fiscal 2003, 2002 and 2001 (in thousands, except per share amounts):

                                                                                   Quarter
                                                            ----------------------------------------------------
                                                               First        Second         Third         Fourth
                                                            ----------    ----------    ----------    ----------
FISCAL 2003
-----------
Total revenue(1)                                            $      138    $       49    $      150    $      680
                                                            ==========    ==========    ==========    ==========

Income (loss) from continuing operations(1)                 $     (703)   $     (793)   $     (780)   $    1,857
Discontinued operations, net of tax(1)                             182           (36)         (173)          337
                                                            ----------    ----------    ----------    ----------
Net income (loss)                                           $     (521)   $     (829)   $     (953)   $    2,194
                                                            ==========    ==========    ==========    ==========

Basic and diluted income (loss) earnings per share(2)
     Continuing operations                                  $     (.08)   $     (.10)   $     (.09)   $      .24
     Discontinued operations                                       .02          --            (.02)          .04
                                                            ----------    ----------    ----------    ----------
     Net income (loss) per share                            $     (.06)   $     (.10)   $     (.11)   $      .28
                                                            ==========    ==========    ==========    ==========


FISCAL 2002
-----------
Total revenue(1)                                            $      226    $       48    $       87    $       84
                                                            ==========    ==========    ==========    ==========

Income (loss) from continuing operations(1)                 $   (1,210)   $   (1,365)   $   (1,160)   $   (1,753)
Discontinued operations, net of tax(1)                          (1,144)       (1,323)       (6,787)          474
                                                            ----------    ----------    ----------    ----------
Net income (loss)                                           $   (2,354)   $   (2,688)   $   (7,947)   $   (1,279)
                                                            ==========    ==========    ==========    ==========

Basic and diluted income (loss) earnings per share(2)
     Continuing operations                                  $     (.10)   $     (.12)   $     (.10)   $     (.13)
     Discontinued operations                                      (.10)         (.11)         (.58)          .02
                                                            ----------    ----------    ----------    ----------
     Net income (loss) per share                            $     (.20)   $     (.23)   $     (.68)   $     (.11)
                                                            ==========    ==========    ==========    ==========


FISCAL 2001
-----------
Total revenue(1)                                            $      980    $    1,293    $    1,336    $      493
                                                            ==========    ==========    ==========    ==========

Income (loss) from continuing operations(1)                 $   (2,380)   $   (1,505)   $      (10)   $  (42,612)
Discontinued operations, net of tax(1)                          (3,343)        1,366           406           795
                                                            ----------    ----------    ----------    ----------
Net income (loss)                                           $   (5,723)   $     (139)   $      396    $  (41,817)
                                                            ==========    ==========    ==========    ==========

Basic and diluted income (loss) earnings per share(2)
     Continuing operations                                  $     (.08)   $     (.04)           $-    $    (3.21)
     Discontinued operations                                      (.12)          .04           .01           .06
                                                            ----------    ----------    ----------    ----------
     Net income (loss) per share                            $     (.20)           $-    $      .01    $    (3.15)
                                                            ==========    ==========    ==========    ==========



(1) Total Revenue, loss from continuing operations and loss from discontinued operations has been reclassified from prior quarters to conform to the current presentation.

(2) The sum of the quarters do not equal year to date. A large fluctuation in the fourth quarter fiscal year 2001 is the result of NAC's repurchase of 25,943,360 common shares. See Note 7.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2003, 2002 AND 2001


NOTE 15 - SUBSEQUENT EVENT

     In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, also known as OMI Business Communications ("OMI"), from Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $28,000 (ii) assumed approximately $900,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory notes payable to Mr. Thompson in the amount of $151,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were approximately $2.5 million and $3.4 million, respectively. OMI incurred net losses of approximately $356,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

     As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as President of OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr. Thompson will be entitled to base compensation of $175,000 per year, the grant of stock options for up to 200,000 shares of NAC Common Stock and a performance bonus based upon the operating results of the acquired companies.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                           ANGELIKA FILM CENTERS, LLC

                     December 26, 2002 and December 27, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
ANGELIKA FILM CENTERS, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a Delaware limited liability company) as of December 26, 2002 and December 27, 2001, and the related statements of income, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 26, 2002 and December 27, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Grant Thornton LLP

Cleveland, Ohio
March 27, 2003

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                 BALANCE SHEETS
                          (dollar amounts in thousands)

                     December 26, 2002 and December 27, 2001

                                                                  DECEMBER 26,         DECEMBER 27,
                                                                     2002                  2001
                                                               ----------------      ----------------
                                 ASSETS
Current Assets
   Cash                                                        $          1,099      $          1,081
   Trade and other receivables                                                4                     7
   Due from affiliates (Note E)                                              64                   348
   Concession inventories (Note A)                                           10                     9
   Prepaid expenses and other current assets                                  8                   161
                                                               ----------------      ----------------
        Total current assets                                              1,185                 1,606

Property, Equipment and Leasehold Improvements, net
   (Note B)                                                               1,524                   549
Intangible With Definitive Life (Note A)                                  8,069                 8,659
Deposits                                                                     89                    89
                                                               ----------------      ----------------
             TOTAL ASSETS                                      $         10,867      $         10,903
                                                               ================      ================

                    LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                    $            549      $          1,076
   Due to affiliates (Note E)                                  $            151                  --
   Deferred income and other obligations                                     56                    35
                                                               ----------------      ----------------
        Total current liabilities                                           756                 1,111

Deferred Rental Obligations  (Note C)                                     1,440                 1,271
                                                               ----------------      ----------------
        Total liabilities                                                 2,196                 2,382

 Commitments and Contingencies (Note D)                                    --                    --

 Members' Equity (Note A)                                                 8,671                 8,521
                                                               ----------------      ----------------
             TOTAL LIABILITIES AND MEMBERS' EQUITY             $         10,867      $         10,903
                                                               ================      ================

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENTS OF INCOME
                          (dollar amounts in thousands)

           For the years ended December 26, 2002 and December 27, 2001

                                                               DECEMBER 26,           DECEMBER 27,
                                                                   2002                  2001
                                                              -------------          -------------
Revenue
  Theatre income                                              $       5,028          $       5,756
  Theatre concessions                                                   576                    655
  Cafe concession sales                                                 369                    416
  Rental and other income                                                59                    131
                                                              -------------          -------------

        Total operating income                                        6,032                  6,958

Operating costs and expenses
  Film Rental                                                         1,627                  2,243
  Operating costs                                                     2,831                  3,127
  General and administrative expenses                                   116                     98
  Depreciation and amortization                                         699                    693
                                                              -------------          -------------

        Total operating costs and expenses                            5,273                  6,161
                                                              -------------          -------------

           Income from operations                                       759                    797
                                                              -------------          -------------

Other income
  Interest income                                                         3                   --
                                                              -------------          -------------

        Total other income                                                3                   --
                                                              -------------          -------------

           Income before state and local tax expense                    762                    797

State and local income tax expense (Note A)                              12                     51
                                                              -------------          -------------

            NET INCOME                                        $         750          $         746
                                                              =============          =============

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

           For the years ended December 26, 2002 and December 27, 2001

                                            NATIONAL                              CITADEL           READING
                                            CINEMAS,             FA              CINEMAS,           INTERNATIONAL
                                              INC.              INC.               INC.               INC.              TOTAL
                                          -------------      ------------       ------------      -------------      ------------

BALANCE AT DECEMBER 28, 2000                   $ 4,796           $ 3,192            $ 1,605                $ -           $ 9,593

  Distribution to members                         (909)             (606)              (303)                 -            (1,818)

  Net income                                       373               248                125                  -               746
                                          -------------      ------------       ------------      -------------      ------------

BALANCE AT DECEMBER 27, 2001                     4,260             2,834              1,427                  -             8,521

  Transfer of interest in AFC (Note A)               -            (2,834)            (1,427)             4,261                 -

  Distribution to members                         (300)                -                  -               (300)             (600)

  Net income                                       375                 -                  -                375               750
                                          -------------      ------------       ------------      -------------      ------------

BALANCE AT DECEMBER 26, 2002                   $ 4,335               $ -                $ -            $ 4,336           $ 8,671
                                          =============      ============       ============      =============      ============


   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)

           For the years ended December 26, 2002 and December 27, 2001

                                                                       DECEMBER 26,     DECEMBER 27,
                                                                          2002            2001
                                                                      -------------    -------------
Cash Flows from Operating Activities:
   Net income                                                         $         750    $         746
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                          699              693
         Deferred rent expense                                                  169              219
         Changes in assets and liabilities associated with
             operating activities:
                Trade and other receivables                                       3               30
                State and local income taxes receivable                        --                 27
                Due to (from) affiliates                                        435             (245)
                Concessions inventories                                          (1)              11
                Prepaid expenses and other current assets                       153               71
                Accounts payable and accrued liabilities                       (527)             580
                Deferred income and other obligations                            21              (23)
                                                                      -------------    -------------
                    Net cash provided by operating activities                 1,702            2,109

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and
      leasehold improvements                                                 (1,084)             (30)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to members                                                      (600)          (1,818)
                                                                      -------------    -------------

                    NET INCREASE IN CASH                                         18              261

Cash at beginning of year                                                     1,081              820
                                                                      -------------    -------------

Cash at end of period                                                 $       1,099    $       1,081
                                                                      =============    =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for income taxes                          $          12    $          51
                                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

                     December 26, 2002 and December 27, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     --------------------

     Angelika Film Centers LLC (AFC) is a Delaware limited liability company, whose membership interest at December 26, 2002 is held 50% by Reading International, Inc. (RDI) and 50% by National Cinemas, Inc. (NCI), a wholly-owned subsidiary of National Auto Credit, Inc.

     RDI is the result of the merger on December 31, 2001 of F.A. Inc. (FA), Reading Entertainment, Inc. (RDGE), parent company of FA, and Craig Corporation (CRG) and Citadel Cinemas, Inc. (CCI) and other wholly-owned subsidiaries of Citadel Holding Corporation (Citadel). Citadel then changed its name to RDI. As a result, following the merger, RDI held a 50% combined interest in AFC.

     Fiscal Year
     -----------

     AFC's fiscal year ends on the Thursday closest to December 31. The twelve months ending December 26, 2002 and December 27, 2001 contained 52 weeks. Unless stated otherwise, references herein are to the AFC's fiscal years.

     Cash and Cash Equivalents
     -------------------------

     AFC considers all highly liquid investments and money market accounts with the original maturities of three months or less to be cash equivalents.

     Concession Inventories
     ----------------------

     Inventories are comprised of concession goods and are stated at lower of cost (first-in, first-out method) or market.

     Property and Equipment
     ----------------------

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

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 26, 2002 and December 27, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Income Taxes
     ------------

     AFC is a limited liability company; therefore, no federal income taxes have been provided for its operations. Any liability or benefit from the AFC's income or losses is the responsibility of the individual members. AFC provides for state and city income tax liabilities in accordance with the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

     Intangible With Definitive Life
     -------------------------------

     AFC originally recorded $11,810,000 as intangible in conjunction with an asset acquisition during fiscal year 1996. AFC licenses the use of the name "Angelika" under a licensing agreement. The Company had an independent appraisal, which was used to determine the fair value of assets acquired. The Company is amortizing the intangible on a straight-line basis over a twenty-year period. Accumulated amortization of the intangible is $3,741,000 and $3,151,000 at December 26, 2002 and December 27, 2001,
     respectively.

     Advertising Expense
     -------------------

     Advertising costs are expensed as incurred. Advertising expenses were approximately $249,000 and $357,000 for the years ended December 26, 2002 and December 27, 2001, respectively.

     Fair Value Financial Instruments
     --------------------------------

     The Company has various financial instruments including cash and cash equivalents, trade and other receivables and accounts payable and accrued liabilities. These instruments are short-term in nature and the Company has determined that their carrying values approximate estimated fair values.

     Impairment of Long-Lived Assets
     -------------------------------

     Effective January 1, 2002, AFC adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this statement, AFC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, AFC would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values. AFC would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, AFC would discount the expected estimated future cash flows. No impairment was recorded during the 12 months ended December 26, 2002 and December 27, 2001.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 26, 2002 and December 27, 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Estimates
     ---------

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

     New Accounting Pronouncements
     -----------------------------

     In December 2002, SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123, was issued. SFAS 148 prescribes amendments to the disclosure and transition provisions of SFAS 123, "Accounting for Stock-Based Compensation", and is effective for fiscal years ending after December 15, 2002. As of December 26, 2002, AFC has no option plans; therefore, the adoption of SFAS 148 had no impact on its financial position or result of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to provide guidance on when an investor should consolidate another entity from which they receive benefits or are exposed to risks when those other entities are not controlled based on traditional voting interests or they are thinly capitalized. The provisions of FIN 46 are effective beginning July 1, 2003. Although management is still reviewing the provisions of FIN 46, its preliminary assessment is that this interpretation will not have a material impact on its financial position or results of operations.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 26, 2002 and December 27, 2001, a summary of property, equipment and leasehold improvements is as follows (in thousands):

                                                                  DECEMBER 26,             DECEMBER 27,
                                                                      2002                     2001
                                                              ---------------------    ---------------------
           Leasehold improvements                                    $   532                  $   525
           Furniture, fixtures and equipment                             537                      537
           Construction in progress                                    1,077                       -
                                                              ---------------------    ---------------------
                                                                       2,146                    1,062
           Less accumulated depreciation                                 622                      513
                                                              ---------------------    ---------------------
                Property, equipment and
                   leasehold improvements, net                       $ 1,524                  $   549
                                                              =====================    =====================

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


                     December 26, 2002 and December 27, 2001


NOTE C - LEASE COMMITMENTS

     AFC leases a theater under a non-cancelable operating lease which matures in August 2026. Rental expense was $855,000; including noncash rent of $169,000 and $219,000, for the years ended December 26, 2002 and December 27, 2001, respectively. At December 26, 2002, future minimum rental commitments for the next five years were as follows (in thousands):



                     2003                                   $ 657
                     2004                                     657
                     2005                                     657
                     2006                                     692
                     2007                                     741
                  Thereafter                               17,545
                                                ------------------

         Total minimum lease payments                     $20,949
                                                ==================

     AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Deferred rental obligations of $1,440,000 and $1,271,000 are reflected in the accompanying balance sheets as of December 26, 2002 and December 27, 2001, respectively.

NOTE D - COMMITMENTS AND CONTINGENCIES

     AFC has been involved in various lawsuits. The ultimate outcome of these lawsuits is not always determinable; however, in the opinion of management, based in part upon advice of counsel, the amount of losses that might be sustained, if any, would not materially affect the financial position of AFC.

NOTE E - RELATED PARTY TRANSACTIONS

     Citadel operates and manages the Angelika Film Centers pursuant to a management agreement (the Agreement). Citadel operates the theater in accordance with the terms of the Agreement entered into with the AFC in August 1996. This Agreement was assigned to Citadel from an affiliate effective June 1, 2000.

     Citadel is to be paid an annual management fee of $125,000 and a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). Management and bonus fee expense amounted to the base fee of $125,000 for the years ended December 26, 2002 and December 27, 2001.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     December 26, 2002 and December 27, 2001


NOTE E - RELATED PARTY TRANSACTIONS - Continued

     AFC's leasehold interest for the Angelika Theater is guaranteed by both the Reading Company and Reading Entertainment, Inc. through the day prior to the 15th anniversary of the lease commencement.

     At December 26, 2002, AFC had an aggregate payable balance of $87,000 to Citadel. This amount is comprised of monies collected by those affiliated entities for gift certificates and credit card purchases offset by amounts paid by Citadel on behalf of AFC. At December 27, 2001, AFC had an aggregate receivable balance of $348,000 due from Citadel. This amount is comprised of monies collected by those affiliated entities for gift certificates and credit card purchases that are then remitted to AFC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to January 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of NAC, as of April 15, 2003 are as follows:

       Name               Age             Position
----------------------  --------  -----------------------------------------
James J. McNamara          54       Chairman of the Board and Chief
                                    Executive Officer

Robert V. Cuddihy, Jr      43       Chief Financial Officer, Secretary and
                                    Treasurer

John A. Gleason            54       Director

Henry Y. L. Toh            45       Director

William S. Marshall        85       Director


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

     ROBERT V. CUDDIHY, JR. has been NAC's Chief Financial Officer and Treasurer since September 2001. Mr. Cuddihy has been NAC's Secretary since January 2003. Mr. Cuddihy was an independent financial consultant to NAC from May 2001 to August 2001. From July 1987 to March 2001, Mr. Cuddihy was the Chief Financial Officer of HMG Worldwide Corporation, a company engaged in in-store marketing and retail store fixturing design and manufacture, and also served as a Director from February 1998 to May 2001. HMG Worldwide Corporation effected an assignment of their assets for the benefit of creditors in 2002. From July 1981 to July 1987, Mr. Cuddihy was with KMPG Peat Marwick, Certified Public Accountants, where he last served as a senior audit manager.

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

     HENRY Y. L. TOH has been a Director of NAC since December 22, 1998. Mr. Toh is also a Director of three other public companies, I-Link Incorporated (an Internet telephone company) since 1992, Teletouch Communications, Inc. (a paging and telecom services provider) since December 2001 and Bigmar, Inc. (an international pharmaceutical firm) since April 2002. Mr. Toh has been the principal officer of Four M. International, Inc. (a private investment entity) since 1992.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all NAC officers and directors, and persons who own more than ten percent of a registered class of NAC equity securities, to file reports of ownership and changes in ownership of equity securities of NAC with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish NAC with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to NAC pursuant to the Exchange Act during Fiscal 2003 and Fiscal 2002, NAC believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows all compensation paid by NAC for the fiscal years ended January 31, 2003, 2002 and 2001 to (i) any persons who served as Chief Executive Officer or President of NAC during Fiscal 2003 and (ii) the individuals, other than persons who served as the Chief Executive Officer, who served as an executive officer of NAC at January 31, 2003 and whose income exceeded $100,000.

------------------------------------------------------------------------------------------------------------------------------------
                              Annual Compensation                                       Long Term Compensation
                          -----------------------------------------------------------------------------------------
                                                                                                Awards
                                                                                     ------------------------------
    Name and Principal      Fiscal         Salary         Bonus       Other Annual       Number of Securities          All Other
         Position            Year                                     Compensation      Underlying Options/SARs     Compensation (3)
------------------------------------------------------------------------------------------------------------------------------------
James J. McNamara,           2003            $ 500,000     $ 250,000             $ -                             -          $ 89,913
Chairman and CEO (1, 2)      2002            $ 500,000     $ 250,000             $ -                             -          $ 68,740
                             2001            $ 134,856     $ 750,000        $ 10,250                       750,000         $ 224,750
------------------------------------------------------------------------------------------------------------------------------------
Robert V. Cuddihy, Jr.       2003            $ 265,000      $ 15,000             $ -                             -          $ 13,662
Chief Financial Officer      2002             $ 16,666      $ 16,666        $ 77,500                             -               $ -
Secretary  & Treasurer (4)   2001                  $ -           $ -             $ -                             -               $ -
------------------------------------------------------------------------------------------------------------------------------------
Robert Dixon                 2003                  $ -           $ -             $ -                             -               $ -
Chief Financial Officer (5)  2002                  $ -           $ -       $ 198,479                             -               $ -
                             2001                  $ -           $ -             $ -                             -               $ -
------------------------------------------------------------------------------------------------------------------------------------
Sean P.  Maroney             2003                  $ -           $ -             $ -                             -               $ -
Director of Financial        2002             $ 79,312           $ -        $ 89,365                             -               $ -
  Reporting (6)              2001            $ 101,617       $ 4,998         $ 6,900                             -           $ 7,205
------------------------------------------------------------------------------------------------------------------------------------
Raymond Varcho               2003                  $ -           $ -             $ -                             -               $ -
Secretary (7)                2002            $ 141,916           $ -       $ 141,653                             -               $ -
                             2001            $ 196,154       $ 4,998        $ 15,115                             -           $ 3,654
------------------------------------------------------------------------------------------------------------------------------------

     (*) Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

     (1) The amounts included in "Bonus" for 2003 is $125,000 bonus accrued but not yet paid as of January 21, 2003.

     (2) The amounts included in "Other Annual Compensation" are the imputed value for the use of Company automobiles and related tax reimbursement.

     (3) "All Other Compensation" includes aggregate stock awards pursuant to employment agreements, executive life and disability insurance, vision, 401(k) match, executive plan medical premiums and auto allowances paid.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     NAC's Board of Directors did not grant options during Fiscal 2003 to any Executive Officers of NAC.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     There were no exercises of options or stock appreciation rights by officers or directors during Fiscal 2003.

EMPLOYMENT AGREEMENTS

Employment Agreement with James J. McNamara
-------------------------------------------

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

Employment Agreement with Robert V. Cuddihy, Jr.
------------------------------------------------

     Effective December 31, 2001, NAC consummated an employment agreement with Robert V. Cuddihy, Jr. Under the terms of the agreement, Mr. Cuddihy shall be employed as Chief Financial Officer and Treasurer for an initial term of three years, until December 31, 2004, with a base salary of $240,000 per year and a minimum annual bonus of $25,000 per year. Mr. Cuddihy is also entitled to NAC employee benefits of health insurance, 401-K plan and related programs. Following the initial three year term, the agreement will automatically renew for consecutive year-long terms unless 90 days prior written notice is given by either party. In the event that the agreement is terminated by NAC without cause, Mr. Cuddihy shall receive one year compensation in the form of severance compensation.

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

     The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. There were 42,848 and 14,641 shares of restricted stock cancelled under this Plan during the years ended January 31, 2002 and 2001, respectively. There were 128,352 shares available for future stock awards or option grants at January 31, 2003. The shares to be issued under the Plan may be authorized and unissued shares, treasury shares or a combination thereof. The Compensation Committee (the "Committee") administers the Plan. The Committee is comprised of three non-employee Directors, all of whom must be "disinterested persons" as defined under the Plan.

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

REMUNERATION OF DIRECTORS

     For services in Fiscal 2003, all non-employee directors received: (1) compensation at the annual rate of $55,000 plus an additional $5,000 per annum for serving on one or more committees of the Board; and (2) reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of the Company. Fees and expenses shall be reimbursed upon submission to the Company of appropriate documentation for such fees and expenses in accordance with then-current Company policy.

     Due to the substantial issues faced by NAC during Fiscal 2002 and Fiscal 2003, including (i) the sale and disposition of NAC's automobile loan portfolio,
(ii) the issues raised by various auto rental, auto finance and shareholder litigation and settlements, (iii) the purchase of the 50% interest in the Angelika Film Centers, LLC interest along with the subsequent agreements made in December 2000 with Reading and its subsidiaries, (iv) the purchase of ZoomLot and the subsequent consummation of the Exchange Agreement with the former ZoomLot shareholders, (v) managing NAC's acquisition due diligence and related investment analysis activities, and (vi) the acquisition of OMI, various members of the Board of Directors were required to devote substantial time to the affairs of NAC.

     Amounts paid to Directors in Fiscal 2003 aggregated $220,000 for services rendered during the period as follows:

        Director                 Amount    Director Status(1)
        --------                 ------    ------------------
     James J. McNamara(2)      $    --     Director
     John A. Gleason              60,000   Director
     Henry Y.L Toh                60,000   Director
     William S. Marshall          60,000   Director
     Thomas F. Carney, Jr.        40,000   Resigned as a Director September 2002

     (1) During Fiscal 2003, the number of Directors constituting NAC's Board of Directors decreased due to, among other things (i) the relocation of NAC's principal office to New York from Ohio, (ii) the discontinuance of ZoomLot's e-commerce operations and NAC automobile finance operations and (iii) the hiring of certain full time employees in New York to manage NAC's day-to-day operations.

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

                                 2/1/98    1/31/99   1/31/00   1/31/01   1/31/02   1/31/03
                                -----------------------------------------------------------
     National Auto Credit, Inc.    100      117       140        37        19        19
     S&P 600 Small Cap Index       100       99       108       129       132       107
     Russell 2000 Index            100       99       115       118       112        87
     AMC Entertainment, Inc.       100       63        35        20        40        30
     Reading International, Inc.   100       95        69        53        47       100

     For purposes of the above table, NAC is compared to both AMC Entertainment, Inc. and Reading International Inc. as each company is engaged principally in the operations of various film theatres. NAC's current operations are comprised principally of its investment in the Angelika Film Center LLC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 25, 2003 with respect to: (1) all persons known by NAC to be the beneficial owners of five percent or more of Common Stock; (2) each executive officer and director; and (3) all executive officers and directors of NAC as a group.

     Name and Address of                   Number of Shares             Approximate
     Beneficial Owner(1)                  Beneficially Owned        Percentage of Class(2)
     -------------------                  ------------------        ----------------------
     James McNamara(3)                        2,885,075                     33.6%
     555 Madison Ave 29th Floor
     New York, New York 10022

     William S. Banowsky, Jr.(4)                431,350                      5.5%
     600 Congress Avenue, Suite 1400
     Austin, TX 77701

     William S. Marshall(5)                     255,000                      3.2%
     555 Madison Ave 29th Floor
     New York, New York 10022

     John A. Gleason(5)                         245,000                      3.0%
     555 Madison Ave 29th Floor
     New York, New York 10022

     Henry Y. L. Toh(5)                         245,000                      3.0%
     555 Madison Ave 29th Floor
     New York, New York 10022

     Robert V. Cuddihy, Jr.                        --                         --
     555 Madison Ave 29th Floor
     New York, New York 10022

     All executive officers and               3,630,075                     39.0%
     Directors as a group (5 persons)(6)

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

(2)  Based on 8,030,614 shares outstanding as of April 25, 2003.

(3) Includes 2,135,075 shares of stock and vested options to purchase 750,000 shares of Common Stock.

(4) The information recited is based upon information set forth in the Form 13-D filed on January 6, 2003 by Mr. Banowsky.

(5)  Includes 245,000 shares issuable upon exercise of options.

(6) Includes 2,145,075 shares outstanding and 1,485,000 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of January 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of NAC are authorized for issuance.

                                                                                     NUMBER OF SECURITIES
                                                                                    REMAINING AVAILABLE FOR
                                                                                     FUTURE ISSUANCE UNDER
                              NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
       PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS            COLUMN (A))
                                       ( A )                      ( B )                      ( C )
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders                               1,875,000                    $0.84                      128,352

Equity compensation plans
not approved by security
holders                                      -                         -                            -
                             -------------------------- -------------------------- --------------------------

Total                                1,875,000                     $0.84                            -
                             -------------------------- -------------------------- --------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the filing date of the Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company required to be included in this Annual Report.

(b)  Changes in Internal Controls

     There were no significant change in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K DOCUMENTS FILED AS PART OF THIS REPORT:

(a)(1)  The following statements are included in Part II, Item 8:

        Financial Statements of the Company
        -----------------------------------

           Report of Independent Certified Public Accountants

           Financial Statements:
             Consolidated Balance Sheets - as of
               January 31, 2003 and 2002

           Consolidated Statements of Operations -
             Years Ended January 31, 2003, 2002 and 2001

           Consolidated Statements of Stockholders' Equity and Comprehensive
             Income (Loss) - Years Ended January 31, 2003, 2002 and 2001

           Consolidated Statements of Cash Flows - Years Ended
             January 31, 2003, 2002 and 2001

           Notes to Consolidated Financial Statements - Years Ended
             January 31, 2003, 2002 and 2001

        Financial Statements of AFC
        ---------------------------

          Report of Independent Certified Public Accountants

          Financial Statements:
            Balance Sheets as of December 26, 2002 and December 27, 2001

            Statements of Operations for the years ended
              December 26, 2002 and December 27, 2001

            Statements of Members' Equity for the years ended
              December 26, 2002 and December 27, 2001

            Statements of Cash Flows for the years ended
              December 26, 2002 and December 27, 2001

            Notes to Financial Statements for the years ended
              December 26, 2002 and December 27, 2001

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (CONT.)

(a)(2) The following financial statement schedule for the years ended January 31, 2003, 2002 and 2001 is submitted herewith:

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (CONT.)

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (CONT.)

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

         10.10 Separation Agreement between NAC and David L. Huber dated as of December 15, 2000 filed and incorporated herein by reference of the Annual Report on Form 10-K/A filed May 31, 2001 (SEC File No. 1-11601).

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

         10.13 Separation Agreement from NAC for Raymond A. Varcho dated as of April 25, 2001 (exhibit 10.2 to the Company's Quarterly Report on Form 10-Q file June 15, 2001, SEC File No. 1-11601).

         10.14 Employment Agreement between Robert V. Cuddihy, Jr. and the Company dated December 31, 2001 and incorporated by reference to the Annual Report on Form 10-K filed May 13, 2002.

         10.15 Merger Agreement and Plan of Reorganization between the Company, ORA/Metro Incorporated and Mr. Dean R. Thompson dated as of April 1, 2003 and incorporated by reference herewith.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (CONT.)

         10.16      Employment Agreement and Non-Competition and
                    Non-Solicitation Agreement between OMI Communications, Inc. and Mr. Dean R. Thompson dated as of April 1, 2003 and incorporated by reference herewith.

         10.17 Non-Negotiable Promissory Note between the Company and Mr. Dean R. Thompson dated as of April 1, 2003 and incorporated by reference herewith.

         10.18 Registration Rights Agreement between the Company and Mr. Dean R. Thompson dated as of April 1, 2003 and incorporated by reference herewith.


         21         Subsidiaries of National Auto Credit, Inc. at January 31,
                    2003.

         23         Consent of Independent Certified Public Accountants.

        EXHIBIT                                                           PAGE
        NUMBER             TITLE OF EXHIBIT                              NUMBER
        -----------------------------------------------------------------------
        99.1      Certification of Principal Executive Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (18 U.S.C. 1350)                             146
        99.2      Certification of Principal Financial Officer
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (18 U.S.C. 1350)                             147


(B) REPORTS ON FORM 8-K

     On April 17, 2003, a Form 8-K was filed to announce the acquisition of ORA/Metro Incorporated

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            National Auto Credit, Inc.
                                             Registrant





Date  April 25, 2003                     By: /s/ James J. McNamara
    ------------------------------           --------------------------------
                                             James J. McNamara
                                             Chairman of the Board and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on April 25, 2003.

                                         Principal Financial and
Principal Executive Officer              Accounting Officer

By: /s/ James J. McNamara                By: /s/ Robert  V. Cuddihy, Jr.
    ------------------------------           --------------------------------
James J. McNamara                            Robert V. Cuddihy, Jr.
Chairman of the Board and                    Chief Financial Officer and
Chief Executive Officer                      Treasurer

                                   Directors:
                                   ----------


/s/ William S. Marshall                  /s/ John A. Gleason
----------------------------------       --------------------------------
William S. Marshall                      John A. Gleason

/s/ James J. McNamara                    /s/ Henry Y. L. Toh
----------------------------------       --------------------------------
James J. McNamara                        Henry Y. L. Toh

                       OFFICER'S CERTIFICATION PURSUANT TO
                       -----------------------------------

         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)
         --------------------------------------------------------------

I, James McNamara., certify that:

1. I have reviewed this Annual Report on Form 10-K of National Auto Credit,
Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and

     (c) presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         Date: April 25, 2003

                                         By: /s/  James J. McNamara
                                             -----------------------------------
                                         James J. McNamara
                                         Chief Executive Officer

                       OFFICER'S CERTIFICATION PURSUANT TO
                       -----------------------------------

         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)
         --------------------------------------------------------------

I, Robert V. Cuddihy, Jr., certify that:

1. I have reviewed this Annual Report on Form 10-K of National Auto Credit,
Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the registrant and we have:

     (a) designated such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ("Evaluation Date"); and

     (c) presented in the Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               Date: April 25, 2003

                                               By: /s/ Robert V. Cuddihy, Jr.
                                                   -----------------------------
                                               Robert V. Cuddihy, Jr.
                                               Chief Financial Officer

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

           Column A                   Column B                     Column C                   Column D            Column E
--------------------------------  ------------------   ----------------------------------   --------------     ---------------
                                     Balance at              Additions Charged to:                                 Balance
                                    beginning of       ----------------------------------                        at end of
Description                            period             Expenses            Other          Deductions            period
--------------------------------  ------------------   ----------------  ----------------   --------------     ---------------
Year ended January 31, 2003
--------------------------------
Self-insurance claims                         $ 769                $ -               $ -            $ 251 (a)           $ 518

Year ended January 31, 2002
--------------------------------
Self-insurance claims                         $ 970              $ 463               $ -            $ 664 (b)           $ 769

Year ended January 31, 2001
--------------------------------
Self-insurance claims                       $ 4,089           $ (1,656)              $ -          $ 1,463 (b)           $ 970

(a) Included $51,000 cash disbursements related to self-insurance claims and a $200,000 reduction in the estimated liability based upon current estimates of outstanding claims.

(b) Cash disbursements related to self-insured claims.