Form 10-Q
period 2003-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2003-06-23
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended               April 30, 2003
                                              -------------------------------

                                       OR

         (   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                         -------------    -------------

         Commission file number     1-11601
                                    -------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           34-1816760
-----------------------------------------------        -----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)


  555 Madison Avenue, 29th Floor, New York, New York             10022
---------------------------------------------------    ------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act). Yes ( ) No ( X )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

            Class                             Outstanding at June 20, 2003
-----------------------------------           ----------------------------
   Common Stock, $0.05 par value                         8,030,614

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
     PART I.            FINANCIAL INFORMATION


     Item 1.            Financial Statements

                        Report of Independent Certified Public Accountants                                 1

                        Condensed Consolidated Balance Sheets as of
                        April 30, 2003 and January 31, 2003                                                2

                        Condensed Consolidated Statements of Operations for the
                        Three Months Ended April 30, 2003 and 2002                                         3

                        Condensed Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income (Loss) for the Three Months Ended April 30, 2003              4

                        Condensed Consolidated Statements of Cash Flows for
                        the Three Months Ended April 30, 2003 and 2002                                     5

                        Notes to Condensed Consolidated Financial Statements                               6


     Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                     17


     Item 3.            Quantitative and Qualitative Disclosures about
                        Market Risk                                                                       24

     Item 4.            Controls and Procedures                                                           24


     PART II.           OTHER INFORMATION

     Item 1.            Legal Proceedings                                                                  26

     Item 6.            Exhibits and Reports on Form 8-K                                                   29


     Signatures                                                                                            29

     Certifications                                                                                        30

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS





REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of April 30, 2003, the related statements of operations for each of the three-month periods ended April 30, 2003 and 2002; the related statements of stockholders' equity and comprehensive income for the three-month period ended April 30, 2003 and the statements of cash flows for the three-month periods ended April 30, 2003 and 2002. The financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein) and in our report dated April 9, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Grant Thornton LLP
Cleveland, Ohio
June 12, 2003

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        April 30,        January 31,
                                                                                          2003              2003
                                                                                      -------------     -------------
                                                                                         (unaudited)
                               ASSETS
Cash and cash equivalents                                                                    $ 787           $ 1,873
Marketable securities (Note 3)                                                               1,028               984
Accounts receivable, net of allowance of $10 (Note 1)                                          574                 -
Income taxes refundable                                                                      5,568             5,577
Prepaid expenses                                                                               269               138
Other current assets                                                                           575               500
                                                                                      -------------     -------------
  Total current assets                                                                       8,801             9,072

Property and equipment, net of accumulated depreciation
  of $116, and $90, respectively  (Note 1)                                                     712                81
Investment in AFC (Note 4)                                                                   9,231             9,295
Goodwill                                                                                       541                 -
Other assets                                                                                   300               264
                                                                                      -------------     -------------
                                                                                          $ 19,585          $ 18,712
                                                                                      =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Current maturities of long term obligations (Note 5)                                         $ 257               $ -
Accounts payable                                                                               434               117
Self-insurance claims                                                                          468               518
Accrued income taxes                                                                           647               711
Other liabilities                                                                            1,561             1,256
                                                                                      -------------     -------------
  Total current liabilities                                                                  3,367             2,602

Long term obligations                                                                          703                 -
                                                                                      -------------     -------------
                                                                                             4,070             2,602
                                                                                      -------------     -------------

Commitments and contingencies (Note 6)                                                           -                 -

Stockholders' Equity:
Preferred stock                                                                                  -                 -
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,577,589 and 39,377,589
  shares, respectively                                                                       1,979             1,969
Additional paid-in capital                                                                 174,353           174,337
Retained deficit                                                                          (137,120)         (136,455)
Accumulated other comprehensive loss                                                           (99)             (143)
Treasury stock, at cost, 31,546,975 shares                                                 (23,598)          (23,598)
                                                                                      -------------     -------------
                                                                                            15,515            16,110
                                                                                      -------------     -------------
  Total stockholders' equity                                                              $ 19,585          $ 18,712
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

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                   Three Months Ended
                                                                         April 30,
                                                          -------------------------------------
                                                             2003                     2002
                                                          ------------            -------------

     Revenues                                                   $ 330                      $ -

     Cost of revenues                                             197                        -
                                                          ------------            -------------

     Gross profit                                                 133                        -

     Selling, general and administrative                          923                      841
                                                          ------------            -------------

     Loss from operations                                        (790)                    (841)

     Interest income from investments                              20                       45
     Income from AFC investment                                   119                       93
     Interest expense                                              (8)                       -
                                                          ------------            -------------

     Loss from continuing operations
        before income taxes                                      (659)                    (703)
     Provision for income taxes                                     -                        -
                                                          ------------            -------------
     Loss from continuing operations                             (659)                    (703)
     Income (loss) from discontinued operations, net of tax        (6)                     182
                                                          ------------            -------------

     Net loss                                                  $ (665)                  $ (521)
                                                          ============            =============

     Basic and diluted earnings (loss) per share
              Continuing operations                            $ (.08)                  $ (.08)
              Discontinued operations                               -                      .02
                                                          ------------            -------------
                      Net earnings (loss) per share            $ (.08)                  $ (.06)
                                                          ============            =============

     Weighted average number of shares outstanding
          Basic and diluted                                     7,862                    8,642
                                                          ============            =============



     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                        THREE MONTHS ENDED APRIL 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                            Preferred Stock        Common Stock                                                    Accumulated
                           ----------------- -------------------------   Additional                                   Other
                                      Par                     Par         Paid-In        Retained     Treasury     Comprehensive
                           Shares    Value      Shares       Value        Capital        Deficit        Stock      Income (Loss)
                           -------- -------- ------------- ----------- --------------- ------------- ------------ ---------------

Balance at
January 31, 2003                 -      $ -    39,377,589     $ 1,969       $ 174,337    $ (136,455)   $ (23,598)         $ (143)

Net loss                                                                                       (665)
Acquisition of OMI                                200,000          10              16
Other comprehensive
   income-unrealized loss
   on marketable securities                                                                                                   44
                           -------- -------- ------------- ----------- --------------- ------------- ------------ ---------------

Comprehensive income (loss)


Balance at
April 30, 2003                   -      $ -    39,577,589     $ 1,979       $ 174,353    $ (137,120)   $ (23,598)          $ (99)
                           ======== ======== ============= =========== =============== ============= ============ ===============




                                       Comprehensive
                                          Income
                             Total         (Loss)
                           -----------   ------------


Balance at
January 31, 2003             $ 16,110

Net loss                         (665)        $ (665)
Acquisition of OMI                 26
Other comprehensive
   income-unrealized loss
   on marketable securities        44             44
                           -----------   ------------

Comprehensive income (loss)                   $ (621)
                                         ============

Balance at
April 30, 2003              15,515
                           ========







     See accompanying notes to condensed consolidated financial statements.

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     April 30,
                                                                            ----------------------------
                                                                               2003            2002
                                                                            ------------    ------------
    Cash flows from operating activities
      Net loss                                                                   $ (665)         $ (521)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
        Loss (income) from discontinued operations                                    6            (182)
        Depreciation and amortization                                                26               7

    Changes in operating assets and liabilities, net of acquisition:
       Accounts receivable                                                         (229)              -
       Accrued income tax                                                           (64)              -
       Accounts payable and other liabilities                                       106            (439)
       Other operating assets and liabilities, net                                 (273)             65
                                                                            ------------    ------------
          Net cash used in operating activities                                  (1,093)         (1,070)
                                                                            ------------    ------------

    Cash flows from investing activities
      Acquisition of OMI net of cash acquired                                       (97)              -
      Change in contracts in progress                                                 -             (77)
      Proceeds from AFC distributions                                               183               -
      Purchase of property and equipment                                            (25)             (6)
                                                                            ------------    ------------
          Net cash provided by (used in) investing activities                        61             (83)
                                                                            ------------    ------------

    Cash flows from financing activities
      Proceeds from line of credit                                                    8               -
      Payments of long term debt                                                     (6)              -
                                                                            ------------    ------------
          Net cash provided by financing activities                                   2               -
                                                                            ------------    ------------

        Decrease in cash and cash equivalents from
           continuing operations                                                 (1,030)         (1,153)
        Decrease in cash and cash equivalents from
           discontinued operations                                                  (56)             61
        Cash and cash equivalents at beginning of period                          1,873           6,122
                                                                            ------------    ------------
        Cash and cash equivalents at end of period                                $ 787         $ 5,030
                                                                            ============    ============
     Supplemental disclosures of cash flow information
        Common stock issued pursuant to OMI acquisition                            $ 26             $ -
                                                                            ============    ============
        Interest paid                                                               $ 7             $ -
                                                                            ============    ============
        Income taxes paid                                                          $ 64             $ -
                                                                            ============    ============





     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2003. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the operating results for the full year.

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

Acquisition
-----------

           In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Dean
R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. For financial reporting purposes, the effective date of the merger is April 1, 2003 (see Note 2).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations
-----------------------

         In the fourth quarter of Fiscal 2002, NAC completed a strategic review of its investment in ZoomLot Corporation ("ZoomLot"), acquired December 15, 2000, and the development of its e-commerce services. NAC's strategic review included evaluating the evolving market conditions of the used car dealer and financing industries, the start-up nature of the ZoomLot operations, the current market demand for and penetration of ZoomLot's e-commerce solution to electronically link eligible used car dealers and their qualified customers with available used car lenders and financing terms, current operating losses and forecasts of future operating results and strategic opportunities available to ZoomLot. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether ZoomLot would achieve positive cash flows.

         As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months ended April 30, 2003, NAC incurred a $6,000 loss from discontinued operations. For the three months ended April 30, 2002, NAC realized income from discontinued operations of $182,000 comprised principally of proceeds derived from a favorable insurance settlement during the period.

         Subsequent to December 31, 2001, NAC was engaged principally in the movie exhibition segment. Effective April 1, 2003, NAC is also engaged in corporate communications and video production activities through its newly acquired subsidiary, OMI.

         NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

Revenues
--------

         NAC recognizes revenue from video production and editing activities when the video is complete and delivered. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video. Costs accumulated in the production of the video are deferred until the sale and delivery are complete. Deferred video production costs are included in deferred production costs, a component of other current assets at April 30, 2003.

         NAC recognizes revenue from designing and developing websites when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue, a component of other liabilities at April 30, 2003. These contracts are limited to the design and development of websites. Clients have the option to engage NAC to maintain and upgrade their websites. These contracts are separate from the website development and design agreements, and the related revenue is recognized over the term of the contracts, which is generally up to one year.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NAC recognizes revenue from developing and maintaining websites pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, NAC determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, NAC defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable or, when collectibility is uncertain, as cash is collected.

Cost of Revenues
----------------

         Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

Accounts Receivable
-------------------

         Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is NAC's best estimate of the amount of probable credit losses in NAC's existing accounts receivable. NAC determines the allowance based on analysis of historical bad debts, client concentrations, client credit-worthiness and current economic trends. NAC reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. NAC does not have any off-balance sheet credit exposure related to its customers.

Property and Equipment
----------------------

         Property and equipment are stated at cost. Depreciation, including depreciation on assets held under capital leases, is computed on the straight-line over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment and third party purchased software and five years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease.

Reclassifications
-----------------

         Certain Fiscal 2003 amounts have been reclassified to conform with Fiscal 2004 presentations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
------------------------------

         In July, 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. SFAS 146 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. NAC is currently evaluating the impacts, if any, of SFAS 148.


NOTE 2 - ACQUISITION - OMI

         In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of OMI from Dean R. Thompson, sole stockholder of OMI. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000 (ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were $2.5 million and $3.5 million, respectively. OMI incurred net losses of $343,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

         As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as President of OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr. Thompson will be entitled to base compensation of $175,000 per year, a grant of stock options for up to 200,000 shares of NAC Common Stock and a performance bonus based upon the operating results of the acquired companies.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - ACQUISITION - OMI (CONTINUED)

           The components and allocation of the purchase price were as follows (in thousands):

              Components of purchase price:
                   Common stock                                          $ 26
                   Promissory note                                        153
                   Transaction costs                                      110
                                                               ---------------
                        Total purchase price                            $ 289
                                                               ===============

              Allocation of purchase price:
                   Current assets                                       $ 376
                   Property and equipment                                 632
                   Other assets                                            61
                   Goodwill arising in the acqusition                     541
                                                               ---------------
                                                                        1,610
                   Accounts payable and accrued expenses                 (516)
                   Debt                                                  (805)
                                                               ---------------
                   Net assets acquired                                  $ 289
                                                               ===============



         The following sets forth the pro forma condensed results of operations of NAC and OMI for the three months ended April 30, 2003 and 2002 as if the acquisition were consummated on February 1, 2003 and 2002, respectively. Prior to its acquisition, OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the three month periods ended April 30, with the historical results of OMI for the three month periods ended March 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:

                                                             Three Months               Three Months
                                                          Ended April 30, 2003       Ended April 30, 2002
                                                          --------------------       --------------------
Revenues                                                       $      509                  $     836
                                                             ===============             ==============
Net loss from continuing operations                            $     (881)                 $    (787)
                                                             ===============             ==============
Loss per share from continuing operations                      $    (0.11)                 $   (0.10)
                                                             ===============             ==============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - MARKETABLE SECURITIES

         Marketable securities at April 30, 2003 are summarized as follows (in thousands):

                                                                         Gross Unrealized
                                                                  -------------------------------
                                                    Cost             Gains             Losses          Fair Value
                                                -------------     -------------     -------------     -------------
Equity securities - mutual funds                     $ 1,127               $ -             $ (99)          $ 1,028


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

            NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended April 30, 2003 and 2002, NAC recorded income of $119,000 and $93,000, respectively, representing its share of AFC's net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - INVESTMENT IN AFC (CONTINUED)

          Summarized income statement data for AFC for the three months ended March 31, 2003, and 2002, respectively, is as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                    -------------------------------
                                                        2003               2002
                                                    --------------       -----------
   Revenues                                                $ 1,603           $ 1,627

   Film rental                                                 392               478
   Operating costs                                             736               758
   Depreciation and amortization                               205               173
   General and administrative expenses                          31                31
                                                    --------------       -----------
                                                             1,364             1,440
                                                    --------------       -----------
   Net income                                                $ 239             $ 187
                                                    ==============       ===========

   NAC's proportionate share of net income                   $ 119              $ 93
                                                    ==============       ===========


NOTE 5 - CURRENT AND LONG TERM OBLIGATIONS

         As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. In addition, during 2001 OMI obtained a $100,000 revolving credit facility (the "Credit Facility") with a bank which must be renewed annually. The Credit Facility bears interest at 2.5% per annum above the bank's prime rate. The Term Loan and the Credit Facility are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. The SBA Loan is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         The $153,000 promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest.

         The components of long term obligations at April 30, 2003 are as follows (in thousands):

                                     April 30, 2003
                                     --------------
 Capital leases                             $ 115
 Term loan                                    202
 Line of credit                                88
 SBA loan                                     402
 Promissory note                              153
                                      ------------
                                              960
 less current maturities                     (257)
                                      ------------
                                            $ 703
                                      ============

         NAC's current maturities and long term obligations at April 30, 2003 are as follows (in thousands):

                                     April 30, 2003
                                     --------------
         2004                               $ 271
         2005                                 180
         2006                                 147
         2007                                  30
         2008                                  20
          Thereafter                          326
                                      ------------
                                              974
 less interest due under
    capital leases obligations                (14)
                                      ------------
                                            $ 960
                                      ============



         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $9,000, respectively at April 30, 2003.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The parties in New York thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. An initial hearing on the proposed settlement was held on May 14, 2003. The New York Supreme Court is reviewing, among other considerations, the terms of the proposed settlement and the objections raised by certain shareholders. A motion to dismiss the Delaware Consolidated Derivative Action was also filed in 2002 which was denied by the Delaware court in January 2003.

         No predictions can be made with respect to the outcome of these matters and, accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statement


Self-Insurance Reserves for Property Damage and Personal Injury Claims.
-----------------------------------------------------------------------

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

         NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during the second half of 2003.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the TIG Insurance Company ("TIG"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIG filed a suit (TIG Insurance Company v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIG's) financial responsibility is capped at an amount less than what the Plaintiffs are seeking in the state court action. TIG filed a motion for summary judgment on the same grounds, arguing that it has no liability to NAC under such insurance policy. NAC filed a motion for summary judgment, asserting that it has no liability to Smith and Simpson; and that if there is any liability it is capped under Illinois state law, or, if not capped, then TIG's excess insurance coverage applies. Smith and Simpson filed their own cross-motion for summary judgment, asserting that NAC is liable for Smith and Simpson's injuries and that NAC's liability is not capped under Illinois law. On February 3, 2003, the Court granted the motions of TIG and NAC for summary judgment, and denied the motion for summary judgment of Smith and Simpson. The Court concluded that NAC bears no financial responsibility to Smith and Simpson because, under the express terms of the rental agreement at issue, Bennett was not a listed additional driver on the underlying rental contract. The Court further concluded that TIG, as NAC's excess insurance carrier, has no responsibility to defend or indemnify the Bennett estate. Motions for reconsideration were filed by Smith and Simpson in February and March but were denied by the Court. On April 11, 2003, Smith and Simpson filed a Notice of Appeal of the Courts' decisions. NAC intends to vigorously oppose this appeal.

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At April 30, 2003 NAC had accrued $468,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

                                     ITEM 2.
                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         National Auto Credit, Inc. (the "Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971.

Acquisition
-----------

           In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Dean
R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations.

           In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000 (ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory notes payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were $2.5 million and $3.5 million, respectively. OMI incurred net losses of $343,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

Discontinued Operations
-----------------------

         Through and including December 31, 2001, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment designed to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which is comprised of the activities of Angelika Film Center LLC ("AFC") and
(iii) the automobile financing segment. In the fourth quarter of Fiscal 2002, NAC completed a strategic review of its investment in its e-commerce services. As a result of this review, management of NAC determined that it was unable to predict, with the requisite degree of certainty, when or whether its e-commerce segment would achieve positive cash flows.

         As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC discontinued its e-commerce operations. As a further consequence of NAC's decision to discontinue its e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


loans. As a result of these decisions both the e-commerce and the automobile financing operations were classified as a discontinued operations as of January 31, 2002.

         Throughout the three months ended April 30, 2003 and as of June 12, 2003, NAC's external sources of financing are comprised of its cash flows from its investment in marketable securities, distributions from AFC, and since its acquisition on April 1, 2003 cash flows from the operations of OMI, and NAC has operated on its existing cash balances. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At April 30, 2003 NAC has cash and marketable securities of $1.8 million, which together with any cash flow derived from its investment in AFC and proceeds from the collection of its $5.6 million federal income tax refund, will be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

CRITICAL ACCOUNTING POLICIES

      NAC's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require NAC to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of NAC. Certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with the Audit Committee of NAC's Board of Directors. A discussion of NAC's critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

      Revenues

         NAC recognizes revenue from video production and editing activities when the video is complete and delivered. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video. Costs accumulated in the production of the video are deferred until the sale and delivery are complete. Deferred video production costs are included in deferred production costs, a component of other current assets at April 30, 2003.

         NAC recognizes revenue from designing and developing websites when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue, a component of other liabilities at April 30, 2003. These contracts are limited to the design and development of websites. Clients have the option to engage NAC to maintain and upgrade their websites. These contracts are separate from the website development and design agreements, and the related revenue is recognized over the term of the contracts, which is generally up to one year.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         NAC recognizes revenue from developing and maintaining websites pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, NAC determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, NAC defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable or, when collectibility is uncertain, as cash is collected.

      Cost of Revenues

         Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.


      Accounts Receivable

         NAC extends credit to clients in the normal course of business. NAC continuously monitors collections and payments from clients and maintain an allowance for doubtful accounts based upon historical experience and any specific client collection issues that have been identified. Since accounts receivable are concentrated in a relatively few number of clients, a significant change in the liquidity or financial position of any of these clients could have a material adverse impact on the collectability of the accounts receivable and future operating results.

      Valuation of Long-lived Assets and Goodwill

         NAC reviews long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. When it is determined that the carrying amount of long-lived assets and goodwill may not be fully recoverable, impairment is measured by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

         Management has determined that there was no impairment to our long-lived assets and goodwill on the basis of a review of a discounted cash flow analysis performed at the subsidiary level. If there is a material change in the assumptions used in the determination of fair value or a material change in the conditions or circumstances influencing fair value, NAC could be required to recognize a material impairment charge.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Self-Insurance Claims

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

      Income Taxes

         NAC recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance. At the time it is determined that NAC is unable to realize deferred tax assets in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that NAC would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2003
  AS COMPARED TO THE THREE MONTHS ENDED APRIL  30, 2002

         Revenues and Costs of Revenues: Revenues and the related cost of revenues for the three months ended April 30, 2003 are comprised principally of revenues and related costs derived from OMI's operations, acquired effective April 1, 2003. Pro forma revenues for the three months ended April 30, 2003 were $509,000 as compared to pro forma revenues of $836,000 for the three months ended April 30, 2002. The decline in pro forma revenues for Fiscal 2004 of $327,000 was principal due to the nature and timing of completion of the client programs actually scheduled for and completed during the period compared to the comparable period in Fiscal 2003. The gross margin for the one month period subsequent to NAC's acquisition was 40.3% which is comparable to the gross margins of OMI prior to NAC's acquisition.

         Selling, General and Administrative: Selling, general and administrative expenses include costs of one month of OMI's operations and NAC's executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $82,000 to $923,000 for the three months ended April 30, 2003 from $841,000 for the three months ended April 30, 2002. The increase in general and administrative costs for the three months ended April 30, 2003, was primarily due to the net effects of an increase of $160,000 in expenses associated with OMI, acquired April 1, 2003 and a decrease of $106,000 in professional services, which declined as a result in the contraction of NAC's operations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $20,000 for the three months ended April 30, 2003 as compared to $45,000 for the three months ended April 30, 2002. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended April 30, 2003.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended April 30, 2003 and 2002, NAC recorded income of $119,000 and $93,000, respectively, representing NAC's share of AFC's net income for the three months ended March 31, 2003 and 2002, respectively.

         The following sets forth summarized operating results for AFC (in thousands):

                                                                   Three Months Ended March 31,
                                                               ----------------------------------------
                                                                     2003                     2002
                                                               ---------------           --------------
           Revenues                                                 $ 1,603                 $ 1,627

           Film rental                                                  392                     478
           Operating costs                                              736                     758
           Depreciation and amortization                                205                     173
           General and administrative expenses                           31                      31
                                                               ---------------           --------------
                                                                      1,364                   1,440
                                                               ---------------           --------------
           Net income                                                 $ 239                   $ 187
                                                               ===============           ==============

           NAC's proportionate share of net income                    $ 119                    $ 93
                                                               ===============           ==============



         AFC's revenues decreased $24,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, principally as a result of the net effects of a 5.1% decrease in attendance which was partially offset by a 1.3% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 4.9% to 24.5% from 29.4% for the three months ended March 31, 2003 and 2002, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, remained stable at 45.9% for the three months ended March 31, 2003 as compared to 46.6% for the three months ended March 31, 2002 due principally to a decrease in revenues offset by a decrease in advertising expenses. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three-month period ended April 30, 2003 and April 30, 2002. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


DISCONTINUED OPERATIONS

         For the three months ended April 30, 2003, NAC incurred a $6,000 loss from discontinued operations. For the three months ended April 30, 2002, NAC realized income from discontinued operations of $182,000 comprised principally of proceeds derived from a favorable insurance settlement during the period.


LIQUIDITY AND CAPITAL RESOURCES

         As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. In addition, during 2001 OMI obtained a $100,000 revolving credit facility (the "Credit Facility") with a bank which must be renewed annually. The Credit Facility bears interest at 2.5% per annum above the bank's prime rate. The Term Loan and the Credit Facility are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution. At April 30, 2003, OMI had $202,000 and $88,000, respectively, outstanding under the terms of the Term Loan and Credit Facility, respectively.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At April 30, 2003, the SBA Loan of $402,000 is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The SBA Loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         At April 30, 2003, the $153,000 promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At April 30, 2003, amounts outstanding under the capital leases were $115,000.

         For each of the three months ended April 30, 2003 and 2002, NAC used cash flows of $1.1 million for operating activities as NAC's payments for operating and general and administrative expenses exceeded the cash flows from its investments in marketable securities, and for Fiscal 2004 the cash flows from OMI's operations since its acquisitions on April 1, 2003. NAC funded the negative operating cash flows and negative cash flows from discontinued operations from its existing cash balances and in Fiscal 2004, $183,000 of distributions from AFC.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         NAC believes that the available cash and cash equivalents and marketable securities totaling $1.8 million at April 30, 2003, the investment income therefrom, the collection of the federal income tax refund of $5.6 million and any cash distributions from its investment in AFC and cash flow from OMI's operations will be sufficient to pay operating expenses, existing liabilities, and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, no prediction can be made with respect to their ultimate outcomes. Accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statements. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

         In July, 2002 the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. SFAS 146 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. NAC is currently evaluating the impacts, if any, of SFAS 148.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Like virtually all commercial enterprises, NAC can be exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

         NAC does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly, NAC is not exposed to market risk from these sources.

         As of April, 2003, as a result of the acquisition of OMI, NAC has interest-bearing debt. The interest rate on each financial instrument, except for the Credit Facility, is generally fixed in nature and accordingly no market risk associated with increases in interest costs resulting from changes in market rates. The Credit Facility charges interest at a variable rate of the institution's prime rate plus 2%. Due to the limited amount outstanding under the Credit Facility and the current rates of interest, NAC's exposure to market risks, if any, are limited.

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

         The parties in New York thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. An initial hearing on the proposed settlement was held on May 14, 2003. The New York Supreme Court is reviewing, among other considerations, the terms of the proposed settlement and the objections raised by certain shareholders. A motion to dismiss the Delaware Consolidated Derivative Action was also filed in 2002 which was denied by the Delaware court in January 2003.

         No predictions can be made with respect to the outcome of these matters and, accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statement

Self-Insurance Reserves for Property Damage and Personal Injury Claims.
-----------------------------------------------------------------------

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

         NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during the second half of 2003.

           NAC maintains a number of defenses relating to this matter. NAC has almost exhausted its self-insured retention of $500,000 on this case and NAC attempted to get its excess carrier, the TIG Insurance Company ("TIG"), to take over the defense of this action and indemnify NAC up to the policy limits. However, as a result TIG filed a suit (TIG Insurance Company v. Darrell Smith, Aaron Simpson and NAC in the United States Court for the Northern District of Illinois) for a declaratory judgment seeking a ruling that it has no liability as an "excess insurer" of NAC in connection with the Smith and Simpson action and that under Illinois law, NAC's (and thereafter TIG's) financial responsibility is capped at an amount less than what the Plaintiffs are seeking in the state court action. TIG filed a motion for summary judgment on the same grounds, arguing that it has no liability to NAC under such insurance policy. NAC filed a motion for summary judgment, asserting that it has no liability to Smith and Simpson; and that if there is any liability it is capped under Illinois state law, or, if not capped, then TIG's excess insurance coverage applies. Smith and Simpson filed their own cross-motion for summary judgment, asserting that NAC is liable for Smith and Simpson's injuries and that NAC's liability is not capped under Illinois law. On February 3, 2003, the Court granted the motions of TIG and NAC for summary judgment, and denied the motion for summary judgment of Smith and Simpson. The Court concluded that NAC bears no financial responsibility to Smith and Simpson because, under the express terms of the rental agreement at issue, Bennett was not a listed additional driver on the underlying rental contract. The Court further concluded that TIG, as NAC's excess insurance carrier, has no responsibility to defend or indemnify the Bennett estate. Motions for reconsideration were filed by Smith and Simpson in February and March but were denied by the Court. On April 11, 2003, Smith and Simpson filed a Notice of Appeal of the Courts' decisions. NAC intends to vigorously oppose this appeal.

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At April 30, 2003 NAC had accrued $468,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
----------------

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        EXHIBIT                                                                                   PAGE
        NUMBER             TITLE OF EXHIBIT                                                      NUMBER
        ----------------------------------------------------------------------------------------------------
        99.1               Certification of Principal Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)         32
        99.2               Certification of Principal Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)         33
        99.3               Notice of Class Action Determination and Proposed
                           Settlement of Class and Derivative Action                              34


     B) REPORTS ON FORM 8-K

           None.-

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL AUTO CREDIT, INC.

Date:     June 20, 2003                              By:   /s/ James J. McNamara
      ------------------------------                       ---------------------
                                                           James J. McNamara
                                                           Chairman of the Board and Chief Executive Officer


                                                     By:   /s/ Robert V. Cuddihy, Jr.
                                                           --------------------------
                                                           Robert V. Cuddihy, Jr.
                                                           Chief Financial Officer

                       OFFICER'S CERTIFICATION PURSUANT TO
                       ------------------------------------

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

                                       Date: June 20, 2003

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

                                            Date: June 20, 2003
                                            By: /s/ Robert V. Cuddihy, Jr.
                                                --------------------------
                                                Robert V. Cuddihy, Jr.
                                                Chief Financial Officer