Form 10-Q
period 2003-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2003-09-22
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the quarterly period ended         July 31, 2003
                                       ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


     For the transition period from               to
                                    -------------    -------------

Commission file number     1-11601
                           -------


                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                        34-1816760
------------------------------------------------             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


555 Madison Avenue, 29th Floor, New York, New York                    10022
---------------------------------------------------           ------------------
(Address of principal executive offices)                            (Zip Code)


              (212) 644-1400
--------------------------------------------
(Registrant's telephone number, including area code)


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

                         Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

          Class                            Outstanding at September 18, 2003
--------------------------             -----------------------------------------
Common Stock, $0.05 par value                          8,030,614

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements

             Report of Independent Certified Public Accountants               1

             Condensed Consolidated Balance Sheets as of
             July 31, 2003 and January 31, 2003                               2

             Condensed Consolidated Statements of Operations for the
             Three Months and Six Months Ended July 31, 2003 and 2002         3

             Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Six Months Ended
             July 31, 2003                                                    4

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended July 31, 2003 and 2002                      5

             Notes to Condensed Consolidated Financial Statements             6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   19


Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                                     30

Item 4.      Controls and Procedures                                         30


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               32

Item 6.      Exhibits and Reports on Form 8-K                                35


Signatures                                                                   35

Certifications                                                               36

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS





REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of July 31, 2003, the related statements of operations for each of the three-month and six-month periods ended July 31, 2003 and 2002; the related statements of stockholders' equity and comprehensive income for the six-month period ended July 31, 2003 and the statements of cash flows for the six-month periods ended July 31, 2003 and 2002. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
September 4, 2003

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     July 31,        January 31,
                                                                       2003              2003
                                                                   -------------     -------------
                                                                   (unaudited)
                               ASSETS
Cash and cash equivalents                                               $ 2,194           $ 1,873
Marketable securities (Note 3)                                              632               984
Accounts receivable, net of allowance of $64 (Note 1)                     1,222                 -
Income taxes refundable                                                   2,070             5,577
Prepaid expenses                                                            358               138
Other current assets                                                        123               500
                                                                   -------------     -------------
  Total current assets                                                    6,599             9,072

Property and equipment, net of accumulated depreciation
  of $171, and $90, respectively  (Note 1)                                5,544                81
Investment in AFC (Note 4)                                                9,062             9,295
Goodwill (Note 2)                                                        11,767                 -
Other assets                                                                295               264
                                                                   -------------     -------------
                                                                       $ 33,267          $ 18,712
                                                                   =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Current maturities of long term obligations (Note 5)                    $ 1,228               $ -
Accounts payable                                                            696               117
Self-insurance claims                                                       452               518
Accrued income taxes                                                        647               711
Due to former The Campus Group shareholders (Note 5)                      1,256                 -
Other liabilities                                                         1,921             1,256
                                                                   -------------     -------------
  Total current liabilities                                               6,200             2,602

Long term obligations (Note 5)                                            9,426                 -
Convertible promisory note  (Note 5)                                      2,825                 -
                                                                   -------------     -------------
                                                                   -------------     -------------
                                                                         18,451             2,602
                                                                   -------------     -------------

Commitments and contingencies (Note 6)                                        -                 -

STOCKHOLDERS' EQUITY:
Preferred stock                                                               -                 -
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,577,589 and 39,377,589
  shares, respectively                                                    1,979             1,969
Additional paid-in capital                                              174,353           174,337
Retained deficit                                                       (137,854)         (136,455)
Accumulated other comprehensive loss                                        (64)             (143)
Treasury stock, at cost, 31,546,975 shares                              (23,598)          (23,598)
                                                                   -------------     -------------
                                                                         14,816            16,110
                                                                   -------------     -------------
  Total stockholders' equity                                           $ 33,267          $ 18,712
                                                                   =============     =============



     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    Three Months Ended                  Six Months Ended
                                                           July 31,                          July 31,
                                               -----------------------------      -----------------------------
                                                   2003            2002               2003             2002
                                               -------------    ------------      ------------     ------------
Revenues                                       $         539    $          -      $        869     $          -

Cost of revenues                                         364               -               561                -
                                               -------------    ------------      ------------     ------------

Gross profit                                             175               -               308                -

Selling, general and administrative                    1,435             842             2,358            1,683
                                               -------------    ------------      ------------     ------------

Loss from operations                                  (1,260)           (842)           (2,050)          (1,683)

Interest income from investments                         467              40               487               85
Income from AFC investment                                73               9               192              102
Interest expense                                          (8)              -               (16)               -
                                               -------------    ------------      ------------     ------------

Loss from continuing operations
   before income taxes                                  (728)           (793)           (1,387)          (1,496)
Provision for income taxes                                 -               -                 -                -
                                               -------------    ------------      ------------     ------------
Loss from continuing operations                         (728)           (793)           (1,387)          (1,496)
Income (loss) from discontinued
  operations, net of tax                                  (6)            (36)              (12)             146
                                               -------------    ------------      ------------     ------------

Net loss                                       $        (734)   $       (829)     $     (1,399)    $     (1,350)
                                               =============    ============      ============     ============

Basic and diluted earnings (loss) per share
         Continuing operations                 $        (.09)   $       (.10)     $       (.17)    $       (.18)
         Discontinued operations                           -               -                 -              .02
                                               -------------    ------------      ------------     ------------
                 Net earnings (loss) per share $        (.09)   $       (.10)     $       (.17)    $       (.16)
                                               =============    ============      ============     ============

Weighted average number of shares outstanding
     Basic and diluted                                 8,031           8,642             7,948            8,642
                                               =============    ============      ============     ============


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                         SIX MONTHS ENDED JULY 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                               Preferred Stock       Common Stock
                               ---------------- ------------------------  Additional
                                         Par                      Par      Paid-In   Retained   Treasury
                               Shares   Value      Shares         Value    Capital   Deficit      Stock
                               -------  ------- -------------  --------- ---------- --------- ----------
Balance at
January 31, 2003                     -   $    -    39,377,589   $  1,969 $  174,337 $(136,455) $(23,598)

Net loss                                                                               (1,399)
Acquisition of OMI                                    200,000         10         16
Other comprehensive
   income-unrealized loss
   on marketable securities
                               -------  ------- -------------  --------- ---------- ---------  --------

Comprehensive income (loss)


Balance at
 July 31, 2003                       -  $     -    39,577,589  $   1,979 $  174,353 $(137,854) $(23,598)
                               =======  ======= =============  ========= ========== =========  ========




                                Accumulated
                                   Other                   Comprehensive
                               Comprehensive                  Income
                               Income (Loss)   Total          (Loss)
                               --------------  ---------   -------------

Balance at
January 31, 2003               $       (143)   $ 16,110

Net loss                                         (1,399)       $ (1,399)
Acquisition of OMI                                   26
Other comprehensive
   income-unrealized loss
   on marketable securities               79         79              79
                               -------------   --------   -------------

Comprehensive income (loss)                                     $ (1,320)
                                                           =============

Balance at
 July 31, 2003                 $         (64)  $ 14,816
                               =============   ========




     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Six Months Ended
                                                                                  July 31,
                                                                        ----------------------------
                                                                           2003            2002
                                                                        ------------    ------------
Cash flows from operating activities
Net loss                                                                $    (1,399)    $    (1,350)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Loss (income) from discontinued operations                                     12            (146)
  Depreciation and amortization                                                  82              15

Changes in operating assets and liabilities, net of acquisition:
  Accounts receivable                                                           191               -
  Income tax refundable                                                       3,507               -
  Accrued income tax                                                            (64)              -
  Accounts payable and other liabilities                                        500            (704)
  Other operating assets and liabilities, net                                   159             (78)
                                                                        ------------    ------------
      Net cash provided by (used in) operating activities                     2,988          (2,263)
                                                                        ------------    ------------

Cash flows from investing activities
  Acquisition of OMI net of cash acquired                                       (97)              -
  Acquisition of The Campus Group net of cash acquired                       (3,111)              -
  Change in contracts in progress                                                 -            (106)
  Proceeds from AFC distributions                                               425               -
  Proceeds from the sale of marketible securities                               400               -
  Purchase of property and equipment                                            (62)             (9)
                                                                        ------------    ------------
      Net cash used in investing activities                                  (2,445)           (115)
                                                                        ------------    ------------

Cash flows from financing activities
  Payments of long term debt                                                   (144)              -
                                                                        ------------    ------------
      Net cash used in financing activities                                    (144)              -
                                                                        ------------    ------------

  Increase (decrease) in cash and cash equivalents from
     continuing operations                                                      399          (2,378)
  Increase (decrease) in cash and cash equivalents from
     discontinued operations                                                    (78)             36
  Cash and cash equivalents at beginning of period                            1,873           6,122
                                                                        ------------    ------------
  Cash and cash equivalents at end of period                            $     2,194     $     3,780
                                                                        ============    ============

 Supplemental disclosures of cash flow information
    Common stock issued pursuant to OMI acquisition                     $        26    $          -
                                                                        ============    ============
    Promissory notes issued pursuant to The Campus Group acquisition    $     9,840    $          -
                                                                        ============    ============
    Convertible note issued pursuant to The Campus Group acquisition    $     2,825    $          -
                                                                        ============    ============
    Interest paid                                                       $         7    $          -
                                                                        ============    ============
    Income taxes paid                                                   $        64    $          -
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2003. The results of operations for the three months and six months ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

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

Acquisitions

         In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of The Campus Group, four affiliated companies providing satellite videoconferencing, multi-media production services and corporate meeting services, from Mr. Steven Campus and certain family trusts for an aggregate purchase price of $15.5 million. The Campus Group, headquartered in Tuckahoe, New York, specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. For financial reporting purposes, the effective date of the merger is July 31, 2003 (see Note 2).

         In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. For financial reporting purposes, the effective date of the merger is April 1, 2003 (see Note 2).

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

         As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months and six months ended July 31, 2003, NAC incurred a loss from discontinued operations of $6,000 and $12,000 respectively. For the three months ended July 31, 2002, NAC incurred a loss from discontinued operations of $36,000. For the six months ended July 31, 2002, NAC realized income from discontinued operations of $146,000 comprised principally of proceeds derived from a favorable insurance settlement during the period.

         From December 31, 2001 to April 1, 2003, NAC was engaged principally in the movie exhibition segment. Since April 1, 2003, NAC has also been engaged in corporate communications and video production activities through its newly acquired subsidiary, OMI. Effective July 31, 2003, NAC expanded its corporate communications and video production activities through the acquisition of The Campus Group.

         NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs are included in deferred production costs, a component of other current assets at July 31, 2003.

         NAC recognizes revenue from designing and developing websites when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue, a component of other liabilities at July 31, 2003. These contracts are limited to the design and development of websites. Clients have the option to engage NAC to maintain and upgrade their websites. These contracts are separate from the website development and design agreements, and the related revenue is recognized over the term of the contracts, which is generally up to one year.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

         In July, 2002 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. SFAS 146 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. NAC is currently evaluating the impacts, if any, of SFAS No. 148.

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements of NAC.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its balance sheet. It requires that an issuer classify a financial instrument that is within its scope, such as an issue of preferred or common shares that are subject to redemption at specified times or at the option of the holder, as a liability when that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. NAC is currently evaluating the impact, if any, SFAS No. 150 will have on its consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS

The Campus Group

         In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of four affiliated companies, Campus Group Companies, Inc., Audience Response Systems, Inc, Interactive Conferencing Network, Inc. and Multi-Video Services, Inc., collectively known as The Campus Group. In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, NAC (i) paid $2.8 million at closing from NAC's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. The Campus Group revenues for the years ended December 31, 2002 and 2001 were $10.7 million and $12.7 million, respectively. The Campus Group realized net income of $1.2 million and $2.3 million for those years, respectively. For financial reporting purposes, the effective date of the transaction is July 31, 2003.

         As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement to which he has agreed to serve as President of each of the four acquired companies with an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of The Campus Group. Under the te ms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the acquired companies.

           The components and allocation of the purchase price were as follows (in thousands):

Components of purchase price:
      Cash paid at closing                               $  2,825
      Promissory notes issued at closing                    9,840
      Convertible note issued at closing                    2,825
      Transaction costs                                       861
                                                         --------
           Total purchase price                          $ 16,351
                                                         ========

Allocation of purchase price:
      Current assets                                     $  1,758
      Property and equipment                                4,851
      Goodwill arising in the acqusition                   11,226
                                                         --------
                                                           17,835
      Accounts payable and accrued expenses                  (228)
      Due to shareholder                                   (1,256)
                                                         --------
      Net assets acquired                                $ 16,351
                                                         ========


         NAC is in the process of engaging an independent valuation firm to assist in its evaluation of the acquired assets in order to finalize its purchase accounting allocation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS (CONTINUED)

OMI
         In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of OMI from Mr. Dean R. Thompson, sole stockholder of OMI. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000 (ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were $2.5 million and $3.5 million, respectively. OMI incurred net losses of $343,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

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

           The components and allocation of the purchase price were as follows (in thousands):


Components of purchase price:
      Common stock                                 $   26
      Promissory note                                 153
      Transaction costs                               110
                                                   ------
           Total purchase price                    $  289
                                                   ======

Allocation of purchase price:
      Current assets                               $  376
      Property and equipment                          632
      Other assets                                     61
      Goodwill arising in the acqusition              541
                                                   ------
                                                    1,610
      Accounts payable and accrued expenses          (516)
      Debt                                           (805)
                                                   ------
      Net assets acquired                          $  289
                                                   ======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS (CONTINUED)

         The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the six months ended July 31, 2003 and 2002 as if the acquisition were consummated on February 1, 2003 and 2002, respectively. Prior to its acquisition, The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the six month periods ended July 31, with the historical results of The Campus Group and OMI for the six month periods ended June 30. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:



                                                   Six Months                  Six Months
                                               Ended July 31, 2003         Ended July 31, 2002
                                               -------------------         -------------------
Revenues                                       $             5,965         $             7,932
                                               ===================         ===================
Net loss from continuing operations            $            (1,206)        $              (226)
                                               ===================         ===================
Loss per share from continuing operations      $             (0.15)        $             (0.03)
                                               ===================         ===================



NOTE 3 - MARKETABLE SECURITIES

         Marketable securities at July 31, 2003 are summarized as follows (in thousands):

                                                    Gross Unrealized
                                                 ------------------------
                                         Cost    Gains      Losses    Fair Value
                                         ----    -----      ------    ----------

Equity securities - mutual funds         $696    $   -       $ (64)   $      632

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - INVESTMENT IN AFC (CONTINUED)

            NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended July 31, 2003 and 2002, NAC recorded income of $73,000 and $9,000, respectively, representing its share of AFC's net income. For the six months ended July 31, 2003 and 2002, NAC recorded income of $192,000 and $102,000, respectively, representing its share of AFC's net income.

          Summarized income statement data for AFC for the three months and six months ended June 30, 2003, and 2002, respectively, is as follows (in thousands):


                                              Three Months Ended       Six Months Ended
                                                   June 30,                 June 30,
                                            ----------------------   --------------------
                                              2003          2002       2003        2002
                                            --------    ----------   ---------  ---------
Revenues                                    $ 1,588      $ 1,182     $ 3,191     $ 2,809

Film rental                                     418          257         810         735
Operating costs                                 775          690       1,511       1,436
Depreciation and amortization                   218          176         423         349
General and administrative expenses              31           42          62          85
                                            --------    ----------   ---------  ---------
                                              1,442        1,165       2,806       2,605
                                            --------    ----------   ---------  ---------
Net income                                  $   146      $    17     $   385     $   204
                                            ========    ==========   =========  =========
NAC's proportionate share of net income     $    73      $     9     $   192     $   102
                                            ========    ==========   =========  =========

NOTE 5 - CURRENT AND LONG TERM OBLIGATIONS

         As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.5 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.4 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments commence upon the retirement of the $9.9 million of promissory notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the promissory notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group.

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

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest.

         The components of long term obligations at July 31, 2003 are as follows (in thousands):


                                             July 31, 2003
                                             -------------
 Capital leases                              $          98
 Term loan                                             188
 SBA loan                                              402
 Promissory note                                       126
 Base promissory notes                               6,565
 Trailing promissory notes                           3,275
                                              ------------
                                                    10,654
 Less current maturities                            (1,228)
                                              ------------
 Long term obligations                               9,426
 Convertible note payable                            2,825
                                              ------------
                                              $     12,251
                                              ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - CURRENT AND LONG TERM OBLIGATIONS (CURRENT)

         NAC's current maturities and long term obligations at July 31, 2003 are as follows (in thousands):


                                               July 31, 2003
                                               -------------
                   2004                        $       1,237
                   2005                                1,313
                   2006                                1,301
                   2007                                1,272
                   2008                                1,335
                    Thereafter                         7,034
                                               -------------
                                                      13,492
           less interest due under
              capital leases obligations                 (13)
                                               -------------
                                               $      13,479
                                               =============

         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $37,000, respectively at July 31, 2003.

    The liability for due to the former Campus Group shareholders represents the net amount outstanding for various loans and advances made to The Campus Group prior to their acquisition by NAC. The loans do not bear interest. Pursuant to the terms of Stock Purchase Agreement, repayments to reduce the loans and advances are to be made periodically when cash requirements of The Campus Group permit and shall be repaid in full prior to January 31, 2004.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         No predictions can be made with respect to the outcome of these matters and, accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statement.

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

         NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during the first half of 2004.

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

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At July 31, 2003, NAC had accrued $452,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

                                     ITEM 2.
                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         National Auto Credit, Inc. (the "Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. NAC has recently consummated a series of acquisitions transforming its operations into a multi-dimensional corporate communication and entertainment company.

Acquisitions

         In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of The Campus Group, which provides satellite videoconferencing, multi-media production services and corporate meeting services, from Mr. Steven Campus and certain family trusts for an aggregate purchase price of $15.5 million. The Campus Group, headquartered in Tuckahoe, New York, specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events.

         In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, NAC (i) paid $2.8 million at closing from NAC's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. The Campus Group revenues for the years ended December 31, 2002 and 2001 were $10.7 million and $12.7 million, respectively. The Campus Group realized net income of $1.2 million and $2.3 million for those years, respectively. For financial reporting purposes, the effective date of the transaction is July 31, 2003.

           In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations.

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

Other

         Throughout the six months ended July 31, 2003 and as of September 18, 2003, NAC's external sources of financing are comprised of its cash flows from its investment in marketable securities, distributions from AFC, and since their respective acquisitions the cash flows from the operations of OMI and The Campus Group, and NAC has operated principally on its existing cash balances. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At July 31, 2003, NAC has cash and marketable securities of $2.8 million, which together with any cash flow derived from its investment in AFC and proceeds from the collection of its $2.1 million federal income tax refund, will be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs are included in deferred production costs, a component of other current assets at July 31, 2003.

         NAC recognizes revenue from designing and developing websites when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue, a component of other liabilities at July 31, 2003. These contracts are limited to the design and development of websites. Clients have the option to engage NAC to maintain and upgrade their websites. These contracts are separate from the website development and design agreements, and the related revenue is recognized over the term of the contracts, which is generally up to one year.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2003
  AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2002

         General: As a consequence of the acquisition of The Campus Group effective July 31, 2003, there are no results from the operations of The Campus Group recorded by NAC until August 1, 2003. As a consequence of the acquisition of OMI effective April 1, 2003, the results of operations for the three months ended July 31, 2003 include the operating results of OMI for the entire period.

         Revenues and Costs of Revenues: Revenues and the related cost of revenues for the three months ended July 31, 2003 are comprised principally of revenues and related costs derived from OMI's operations, acquired effective April 1, 2003. The gross margin of OMI for the three months ended July 31, 2003 was 32.5% which is comparable to the gross margins of OMI for the comparable period prior to NAC's acquisition.

         Selling, General and Administrative: Selling, general and administrative expenses include costs of three months of OMI's operations and NAC's executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $593,000 to $1.4 million for the three months ended July 31, 2003 from $842,000 for the three months ended July 31, 2002. The increase in general and administrative costs for the three months ended July 31, 2003, was primarily due to the combined effects of an increase of $478,000 in expenses associated with OMI, acquired April 1, 2003 and an increase of $56,000 in professional services.

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $16,000 for the three months ended July 31, 2003 as compared to $40,000 for the three months ended July 31, 2002. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended July 31, 2003. In addition, during the three months ended July 31, 2003, NAC realized additional interest income of approximately $451,000 as a result of a final determination of refund by the Internal Revenue Service relating to certain NAC claims for a federal income tax refund and NAC's resultant receipt of a refund of $3.5 million plus interest.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended July 31, 2003 and 2002, NAC recorded income of $73,000 and $9,000, respectively, representing NAC's share of AFC's net income for the three months ended June 30, 2003 and 2002, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The following sets forth summarized operating results for AFC (in thousands):


                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                       2003               2002
                                                   ----------         ----------
Revenues                                           $   1,588          $   1,182
Film rental                                              418                257
Operating costs                                          775                690
Depreciation and amortization                            218                176
General and administrative expenses                       31                 42
                                                   ----------         ----------
                                                       1,442              1,165
                                                   ----------         ----------
Net income                                         $     146          $      17
                                                   ==========         ==========
NAC's proportionate share of net income            $      73          $       9
                                                   ==========         ==========



         AFC's revenues increased $406,000 for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, principally as a result of a 29.3% increase in attendance and a 1.3% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, increased 4.6% to 26.3% from 21.7% for the three months ended June 30, 2003 and 2002, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 9.6% to 48.8% for the three months ended June 30, 2003 as compared to 58.4% for the three months ended June 30, 2002 due principally to an increase in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month periods ended July 31, 2003 and July 31, 2002. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2003
  AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2002

         General: As a consequence of the acquisition of The Campus Group effective July 31, 2003, there are no results from the operations of The Campus Group recorded by NAC until August 1, 2003. As a consequence of the acquisition of OMI effective April 1, 2003, the results of operations for the six months ended July 31, 2003 include the operating results of OMI only for the four month period commencing April 1, 2003

         Revenues and Costs of Revenues: Revenues and the related cost of revenues for the six months ended July 31, 2003 are comprised principally of revenues and related costs derived from OMI's operations, acquired effective April 1, 2003. Pro forma revenues, combining the revenues of NAC, OMI and The Campus Group, for the six months ended July 31, 2003 were $6.0 million as compared to pro forma revenues of $7.9 million for the six months ended July 31, 2002. The decline in pro forma revenues for Fiscal 2004 of $1.9 million was principal due to the nature and timing of completion of the client programs actually scheduled for and completed during the period compared to the comparable period in Fiscal 2003. The gross margin for the four month period subsequent to NAC's acquisition of OMI was 35.4% which is comparable to the gross margins of OMI prior to NAC's acquisition.

         Selling, General and Administrative: Selling, general and administrative expenses include costs of four months of OMI's operations and NAC's executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. General and administrative expenses increased $675,000 to $2.4 million for the six months ended July 31, 2003 from $1.7 million for the six months ended July 31, 2002. The increase in general and administrative costs for the six months ended July 31, 2003, was primarily due to $614,000 in expenses associated with OMI, acquired April 1, 2003 and an increase in expenses for professional services.

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $36,000 for the six months ended July 31, 2003 as compared to $85,000 for the six months ended July 31, 2002. The decrease was primarily due to the decrease in the weighted average investment balances for the six months ended July 31, 2003. In addition, during the six months ended July 31, 2003, NAC realized additional interest income of approximately $451,000 as a result of a final determination of refund by the Internal Revenue Service relating to certain NAC claims for a federal income tax refund and NAC's resultant receipt of a refund of $3.5 million plus interest.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the six months ended July 31, 2003 and 2002, NAC recorded income of $192,000 and $102,000, respectively, representing NAC's share of AFC's net income for the six months ended June 30, 2003 and 2002, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                      Six Months Ended June 30,
                                                   -----------------------------
                                                      2003               2002
                                                   ----------         ----------

Revenues                                           $    3,191         $    2,809

Film rental                                               810                735
Operating costs                                         1,511              1,436
Depreciation and amortization                             423                349
General and administrative expenses                        62                85
                                                   ----------         ----------
                                                        2,806              2,605
                                                   ----------         ----------
Net income                                         $      385         $      204
                                                   ==========         ==========
NAC's proportionate share of net income            $      192         $      102
                                                   ==========         ==========


         AFC's revenues increased $382,000 for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, principally as a result of a 9.2% increase in attendance and an increase of 1.3% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 0.8% to 25.4% from 26.2% for the six months ended June 30, 2003 and 2002, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, was 47.4% for the six months ended June 30, 2003 as compared to 51.1% for the six months ended June 30, 2002 due principally to an increase in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the six-month period ended July 31, 2003 and July 31, 2002. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

DISCONTINUED OPERATIONS

         For the three months ended July 31, 2003 and July 31, 2003, NAC incurred a loss from discontinued operations of $6,000 and $36,000, respectively. For the six months ended July 31, 2003, NAC incurred a $12,000 loss from discontinued operations. For the six months ended July 31, 2002, NAC realized income from discontinued operations of $146,000 comprised principally of proceeds derived from a favorable insurance settlement during the period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.5 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.4 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments commence upon the retirement of the $9.9 million of promissory notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the promissory notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. In addition, during 2001 OMI obtained a $100,000 revolving credit facility (the "Credit Facility") with a bank which must be renewed annually. The Credit Facility bears interest at 2.5% per annum above the bank's prime rate. The Term Loan and the Credit Facility are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution. At July 31, 2003, OMI had $188,000 outstanding under the terms of the Term Loan.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At July 31, 2003, the SBA Loan of $402,000 is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The SBA Loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         At July 31, 2003, the $126,000 promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At July 31, 2003, amounts outstanding under the capital leases were $115,000.

         For the six months ended July 31, 2003, NAC generated cash flows of $3.0 million for operating activities principally as a result of the net proceeds of $3.5 million, plus accrued interest, as a result of a final determination of refund by the Internal Revenue Service relating to certain NAC claims for a federal income tax refund. On July 31, 2003, NAC used a portion of its cash resources, $2.8 million, and issued $12.7 million in promissory notes and convertible note to consummate its acquisition of The Campus Group. NAC also funded $861,000 of transaction costs related to the acquisition of The Campus Group from its cash resources. For the six months ended July 31, 2002, NAC used cash flows of $2.3 million for operating activities as NAC's payments for operating and general and administrative expenses exceeded the cash flows from its investments in marketable securities. NAC funded the negative operating cash flows from its existing cash balances.

         NAC believes that the available cash and cash equivalents and marketable securities totaling $2.8 million at July 31, 2003, the investment income therefrom, the collection of the federal income tax refund of $2.1 million and any cash distributions from its investment in AFC and cash flow from The Campus Group and OMI's operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, no prediction can be made with respect to their ultimate outcomes. Accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statements. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

         In July, 2002 the FASB issued Statement of Financial Accounting Standards ("SFAS") No.146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. SFAS No. 146 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. NAC is currently evaluating the impacts, if any, of SFAS No. 148.

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements of NAC.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its balance sheet. It requires that an issuer classify a financial instrument that is within its scope, such as an issue of preferred or common shares that are subject to redemption at specified times or at the option of the holder, as a liability when that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. NAC is currently evaluating the impact, if any, SFAS No. 150 will have on its consolidated financial statements.

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

         As of July 31, 2003, as a result of the acquisitions of The Campus Group and OMI, NAC has interest-bearing debt. The interest rate on each financial instrument, except for OMI's Credit Facility, is generally fixed in nature and accordingly do not create a market risk associated with increases in interest costs resulting from changes in market rates. The OMI Credit Facility charges interest at a variable rate of the institution's prime rate plus 2.5%. As of July 31, 2003 there are no amounts outstanding under the Credit Facility and therefore NAC's exposure to market risks, if any, is limited.

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

         NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during the first half of 2004.

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

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At July 31, 2003 NAC had accrued $452,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

EXHIBIT                                                                    PAGE
NUMBER     TITLE OF EXHIBIT                                               NUMBER
--------------------------------------------------------------------------------
31.1       Officer's Certification Pursuant to Section 302 of Sarbanes-
           Oxley Act of 2002 (18 U.S.C. 1350)                               36
31.2       Officer's Certification Pursuant to Section 302 of Sarbanes-
           Oxley Act of 2002 (18 U.S.C. 1350)                               37
32.1       Certification of Principal Executive Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)   38
32.2       Certification of Principal Financial Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)   39



     B) REPORTS ON FORM 8-K


         On August 14, 2003 NAC filed a Current Report on Form 8-K to report the acquisition of The Campus Group.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL AUTO CREDIT, INC.

Date:     September 18, 2003                By: /s/ James J. McNamara
      ----------------------------              ---------------------
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