Form 10-Q
period 2003-10-31
NATIONAL AUTO CREDIT INC /DE
filed 2003-12-22
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        October 31, 2003
                                     ---------------------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                              ------------    ------------

        Commission file number 1-11601
                               -------

                           NATIONAL AUTO CREDIT, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             34-1816760
--------------------------------                          ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


 555 Madison Avenue, 29th Floor, New York, New York               10022
----------------------------------------------------           ------------
 (Address of principal executive offices)                       (Zip Code)

                                      (212) 644-1400
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

           Class                         Outstanding at December 15, 2003
-----------------------------            --------------------------------
Common Stock, $0.05 par value                       8,702,614

                    NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                 TABLE OF CONTENTS



                                                                                   PAGE
                                                                                   ----
PART I.         FINANCIAL INFORMATION


Item 1.         Financial Statements


                Report of Independent Certified Public Accountants                  1
                Condensed Consolidated Balance Sheets as of
                October 31, 2003 and January 31, 2003                               2

                Condensed Consolidated Statements of Operations for the
                Three Months and Nine Months Ended October 31, 2003 and 2002        3

                Condensed Consolidated Statements of Stockholders' Equity and

                Comprehensive Income (Loss) for the Nine Months Ended
                October 31, 2003                                                    4

                Condensed Consolidated Statements of Cash Flows for
                the Nine Months Ended October 31, 2003 and 2002                     5

                Notes to Condensed Consolidated Financial Statements                6


Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                      19


Item 3.         Quantitative and Qualitative Disclosures about
                Market Risk                                                        30

Item 4.         Controls and Procedures                                            30



PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                  32

Item 6.         Exhibits and Reports on Form 8-K                                   36



Signatures                                                                         36

Certifications                                                                     37

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS





REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


        We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and its subsidiaries as of October 31, 2003, the related statements of operations for each of the three-month and nine-month periods ended October 31, 2003 and 2002; the related statements of stockholders' equity and comprehensive income (loss) for the nine-month period ended October 31, 2003 and the statements of cash flows for the nine-month periods ended October 31, 2003 and 2002. The financial statements are the responsibility of the Company's management.

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



/s/ Grant Thornton LLP
Cleveland, Ohio
December 11, 2003

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  October 31,   January 31,
                                                                      2003          2003
                                                                  -----------   -----------
                                                                       (unaudited)
                         ASSETS
Cash and cash equivalents                                          $   1,372    $   1,873
Marketable securities (Note 3)                                           659          984
Accounts receivable, net of allowance of $70 (Note 1)                  1,806           --
Income taxes refundable                                                2,070        5,577
Prepaid expenses                                                         312          138
Other current assets                                                     263          500
                                                                   ---------    ---------
  Total current assets                                                 6,482        9,072

Property and equipment, net of accumulated depreciation
  of $514, and $90, respectively  (Note 1)                             5,335           81
Investment in AFC (Note 4)                                             8,718        9,295
Goodwill (Note 2)                                                     11,767           --
Other assets                                                             290          264
                                                                   ---------    ---------
                                                                   $  32,592    $  18,712
                                                                   =========    =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Current maturities of long term obligations (Note 5)               $   1,235    $      --
Accounts payable                                                         965          117
Self-insurance claims                                                    445          518
Accrued income taxes                                                     647          711
Due to former The Campus Group shareholders (Note 5)                     177           --
Deferred revenue                                                         785           --
Other liabilities                                                      1,637        1,256
                                                                   ---------    ---------
  Total current liabilities                                            5,891        2,602

Long term obligations (Note 5)                                         9,351           --
Convertible promisory note  (Note 5)                                   2,825           --
                                                                   ---------    ---------
                                                                      18,067        2,602
                                                                   ---------    ---------

Commitments and contingencies (Note 6)                                    --            --

STOCKHOLDERS' EQUITY:
Preferred stock                                                           --           --
Common stock,  $.05 par value;
  authorized 40,000,000 shares; issued 39,949,589 and 39,377,589
  shares, respectively                                                 1,997        1,969
Additional paid-in capital                                           174,454      174,337
Retained deficit                                                    (138,172)    (136,455)
Deferred compensation                                                   (119)          --
Accumulated other comprehensive loss                                     (37)        (143)
Treasury stock, at cost, 31,546,975 shares                           (23,598)     (23,598)
                                                                   ---------    ---------
                                                                      14,525       16,110
                                                                   ---------    ---------
  Total stockholders' equity                                       $  32,592    $  18,712
                                                                   =========    =========


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      Three Months Ended    Nine Months Ended
                                                                          October 31,          October 31,
                                                                      ------------------    ------------------
                                                                         2003       2002       2003       2002
                                                                      -------    -------    -------    -------
Revenues                                                              $ 3,051    $    --    $ 3,932    $    --

Cost of revenues                                                        1,717         --      2,290         --
                                                                      -------    -------    -------    -------

Gross profit                                                            1,334         --      1,642         --

Selling, general and administrative                                     1,605        930      3,963      2,613
                                                                      -------    -------    -------    -------

Loss from operations                                                     (271)      (930)    (2,321)    (2,613)

Interest income from investments                                           12         32        499        117
Income from AFC investment                                                111        118        303        220
Interest expense                                                         (171)        --       (187)        --
                                                                      -------    -------    -------    -------

Loss from continuing operations
   before income taxes                                                   (319)      (780)    (1,706)    (2,276)
Provision for income taxes                                                 --         --         --         --
                                                                      -------    -------    -------    -------
Loss from continuing operations                                          (319)      (780)    (1,706)    (2,276)
Income (loss) from discontinued
  operations, net of tax                                                    1       (173)       (11)       (27)
                                                                      -------    -------    -------    -------

Net loss                                                              $  (318)   $  (953)   $(1,717)   $(2,303)
                                                                      =======    =======    =======    =======

Basic and diluted earnings (loss) per share
         Continuing operations                                        $  (.04)   $  (.09)   $  (.21)   $  (.27)
         Discontinued operations                                           --       (.02)        --         --
                                                                      -------    -------    -------    -------
                 Net earnings (loss) per share                        $  (.04)   $  (.11)   $  (.21)   $  (.27)
                                                                      =======    =======    =======    =======

Weighted average number of shares outstanding
     Basic and diluted                                                  8,047      8,357      7,981      8,546
                                                                      =======    =======    =======    =======


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                       NINE MONTHS ENDED OCTOBER 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                   Preferred Stock    Common Stock
                                   ---------------  ------------------     Additional                          Deferred
                                             Par                   Par      Pain-In    Retained    Treasury   Compensation
                                   Shares   Value     Shares      Value     Capital     Deficit     Stock      Expense
                                   ------   -----     ------      -----     -------     -------     -----      -------

Balance at
  January 31, 2003                    --     $ --   39,377,589    $1,969    $174,337    $(136,455) $(23,598)     $ --

Net loss                                                                                   (1,717)
Acquisition of OMI                                     200,000        10          16
Stock awards to
  employees                                            372,000        18         101                             (119)
Other comprehensive
  income-unrealize loss
  on marketable
  securities
                                   -------   ------ ----------    ------    --------   ---------------------   -----------

Comprehensive loss


Balance at
  October 31, 2003                      --   $   -- 39,949,589    $1,997    $174,454    $(138,172) $(23,598)   $ (119)
                                   =======   ====== ==========    ======    ========   =====================   ===========


                                    Accumulated
                                        Other
                                    Comprehensive              Comprehensive
                                    Income (Loss)    Total     Income (Loss)
                                    -------------    -----     -------------

Balance at
  January 31, 2003                   $ (143)        $16,110

Net loss                                             (1,717)      $(1,717)
Acquisition of OMI                                       26
Stock awards to
  employees                                              --
Other comprehensive
  income-unrealize loss
  on marketable
  securities                            106             106           106
                                     ---------    ------------    -------

Comprehensive loss                                                $(1,611)
                                                                  =======

Balance at
  October 31, 2003                   $  (37)        $14,525
                                     =========    ============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   October 31,
                                                                           --------------------------
                                                                              2003            2002
                                                                           ----------      ----------
Cash flows from operating activities
  Net loss                                                                  $(1,717)         $(2,303)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
     Loss (income) from discontinued operations                                  11               27
     Depreciation and amortization                                              422               22

  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                       (393)               -
     Income tax refundable                                                    3,507                -
     Accrued income tax                                                         (64)               -
     Accounts payable and other liabilities                                     555             (805)
     Deferred revenue                                                           715                -
     Other operating assets and liabilities, net                                (40)            (204)
                                                                            -------          -------
       Net cash provided by (used in) operating activities                    2,996           (3,263)
                                                                            -------          -------
  Cash flows from investing activities
     Acquisition of OMI net of cash acquired                                    (97)               -
     Acquisition of The Campus Group net of cash acquired                    (3,111)               -
     Change in contracts in progress                                              -              106
     Proceeds from AFC distributions                                            879                -
     Proceeds from the sale of marketible securities                            400                -
     Purchase of property and equipment                                        (193)             (35)
                                                                            -------          -------
       Net cash provided by (used in) investing activities                   (2,122)              71
                                                                            -------          -------
  Cash flows from financing activities
     Payments of due to former The Campus Group shareholders                 (1,079)               -
     Payments of long term debt                                                (212)               -
                                                                            -------          -------
       Net cash used in financing activities                                 (1,291)               -
                                                                            -------          -------
     Increase (decrease) in cash and cash equivalents from
       continuing operations                                                   (417)          (3,192)
     Increase (decrease) in cash and cash equivalents from
       discontinued operations                                                  (84)            (286)
     Cash and cash equivalents at beginning of period                         1,873            6,122
                                                                            -------          -------
     Cash and cash equivalents at end of period                              $1,372           $2,644
                                                                            =======          =======
  Supplemental disclosures of cash flow information
     Common stock issued pursuant to OMI acquisition                            $26              $ -
                                                                            =======          =======
     Promissory notes issued pursuant to The Campus Group acquisition        $9,840              $ -
                                                                            =======          =======
     Convertible note issued pursuant to The Campus Group acquisition        $2,825              $ -
                                                                            =======          =======
     Stock award to employees pursuant to a plan                               $119              $ -
                                                                            =======          =======
     Interest paid                                                              $27               $3
                                                                            =======          =======
     Income taxes paid                                                          $64              $ -
                                                                            =======          =======

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2003. The results of operations for the three months and nine months ended October 31, 2003 are not necessarily indicative of the operating results for the full year.

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

         As a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months ended October 31, 2003, NAC realized income from discontinued operations of $1,000. For the nine months ended October 31, 2003, NAC incurred a loss from discontinued operations of $11,000. For the three months and nine months ended October 31, 2002, NAC incurred a loss from discontinued operations of $173,000 and $27,000 respectively.

         From December 31, 2001 to April 1, 2003, NAC was engaged principally in the movie exhibition segment. Since April 1, 2003, NAC has also been engaged in corporate communications and video production activities through its newly acquired subsidiary, OMI. Effective October 31, 2003, NAC expanded its corporate communications and video production activities through the acquisition of The Campus Group.

         NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $253,000 are included as a component of other current assets at October 31, 2003.

         NAC recognizes revenue from designing and developing websites when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. These contracts are limited to the design and development of websites. Clients have the option to engage NAC to maintain and upgrade their websites. These contracts are separate from the website development and design agreements, and the related revenue is recognized over the term of the contracts, which is generally up to one year.

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation, including depreciation on assets held under capital leases, is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are three years for computer equipment and third party purchased software and five years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements of NAC.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its balance sheet. It requires that an issuer classify a financial instrument that is within its scope, such as an issue of preferred or common shares that are subject to redemption at specified times or at the option of the holder, as a liability when that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

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

         As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement for which he has agreed to serve as President of each of the four acquired companies with an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of The Campus Group. Under the terms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the acquired companies.

           The components and allocation of the purchase price were as follows (in thousands):

                                                                 Amount
                                                              -----------
Components of purchase price:
      Cash paid at closing                                     $    2,825
      Promissory notes issued at closing                            9,840
      Convertible note issued at closing                            2,825
      Transaction costs                                               861
                                                              -----------
           Total purchase price                                $   16,351
`                                                             ===========

Allocation of purchase price:
      Current assets                                           $    1,758
      Property and equipment                                        4,851
      Goodwill arising in the acqusition                           11,226
                                                              -----------
                                                                   17,835

      Accounts payable and accrued expenses                         (228)
      Due to shareholder                                          (1,256)
                                                              -----------
      Net assets acquired                                      $   16,351
`                                                             ===========

           NAC is in the process of engaging an independent valuation firm to assist in its evaluation of the acquired assets in order to finalize its purchase accounting allocation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS (CONTINUED)

OMI
         In April 2003, NAC consummated a Merger Agreement and Plan of Reorganization whereby NAC acquired all of the outstanding common stock of OMI from Mr. Dean R. Thompson, sole stockholder of OMI. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000 (ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were $2.5 million and $3.5 million, respectively. OMI incurred net losses of $343,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

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

           The components and allocation of the purchase price were as follows (in thousands):

                                                           Amount
                                                         ----------
Components of purchase price:
      Common stock                                       $     26
      Promissory note                                         153
      Transaction costs                                       110
                                                         ----------
           Total purchase price                          $    289
                                                         ==========

Allocation of purchase
price:
      Current assets                                     $    376
      Property and equipment                                  632
      Other assets                                             61
      Goodwill arising in the acqusition                      541
                                                         ----------
                                                            1,610
      Accounts payable and accrued expenses                  (516)
      Debt                                                   (805)
                                                         ----------
      Net assets acquired                                $    289
                                                         ==========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS (CONTINUED)

         The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the nine months ended October 31, 2003 and 2002 as if the acquisition were consummated on February 1, 2003 and 2002, respectively. Prior to its acquisition, The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the nine month periods ended October 31, with the historical results of The Campus Group and OMI for the nine month periods ended September 30. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:


                                                 Nine Months                 Nine Months
                                            Ended October 31, 2003      Ended October 31, 2002
                                            ----------------------      ----------------------
Revenues                                            $   9,028                  $   10,659
                                                   ==========                  ==========
Net loss from continuing operations                 $  (1,525)                 $   (1,264)
                                                   ==========                  ==========
Loss per share from continuing operations           $   (0.19)                 $    (0.14)
                                                   ==========                  ==========

NOTE 3 - MARKETABLE SECURITIES

         Marketable securities at October 31, 2003 are summarized as follows (in thousands):


                                                                        Gross Unrealized
                                                                   ---------------------------
                                                    Cost             Gains             Losses          Fair Value
                                                -----------       -----------       -----------        -----------
Equity securities - mutual funds                  $   696           $     -           $   (37)           $   659


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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - INVESTMENT IN AFC (CONTINUED)

         NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended October 31, 2003 and 2002, NAC recorded income of $111,000 and $118,000, respectively, representing its share of AFC's net income. For the nine months ended October 31, 2003 and 2002, NAC recorded income of $303,000 and $220,000, respectively, representing its share of AFC's net income.

         Summarized income statement data for AFC for the three months and nine months ended September 30, 2003, and 2002, respectively, is as follows (in thousands):

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                        September 30,
                                                   -----------------------------      -----------------------------
                                                      2003                2002            2003              2002
                                                   -----------        ----------      -----------       -----------
Revenues                                           $   1,375           $  1,529        $  4,566          $  4,338

Film rental                                              272                420           1,082             1,155
Operating costs                                          636                656           2,147             2,092
Depreciation and amortization                            214                175             637               524
General and administrative expenses                       32                 42              94               127
                                                   -----------        ----------      -----------       -----------
                                                       1,154              1,293           3,960             3,898
                                                   -----------        ----------      -----------       -----------
Net income                                          $    221            $   236         $   606           $   440
                                                   ===========        ==========      ===========       ===========
NAC's proportionate share of net income             $    111            $   118         $   303           $   220
                                                   ===========        ==========      ===========       ===========

NOTE 5 - CURRENT AND LONG TERM OBLIGATIONS

         As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.5 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.4 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group.

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

         The components of long term obligations at October 31, 2003 are as follows (in thousands):

                                             October 31, 2003
                                             ----------------
         Capital leases                          $     80
         Term loan                                    168
         SBA loan                                     402
         Promissory note                               95
         Base promissory notes                      6,565
         Trailing promissory notes                  3,275
                                              ------------
                                                   10,585
         Less current maturities                   (1,235)
                                              ------------
         Long term obligations                      9,351
         Convertible note payable                   2,825
                                              ------------
                                                 $ 12,176
                                              ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - CURRENT AND LONG TERM OBLIGATIONS (CURRENT)

         NAC's current maturities and long term obligations at October 31, 2003 are as follows (in thousands):

                                          October 31, 2003
                                          ----------------
              2004                             $  1,241
              2005                                1,294
              2006                                1,258
              2007                                1,272
              2008                                1,335
              Thereafter                          7,023
                                            ------------
                                                 13,423
          less interest due under
            capital leases obligations              (13)
                                            ------------
                                               $ 13,410
                                            ============

         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $65,000, respectively at October 31, 2003.

         The liability due to the former The Campus Group shareholders represents the net amount outstanding for various loans and advances made by the former shareholders to The Campus Group prior to their acquisition by NAC. The loans do not bear interest. Pursuant to the terms of Stock Purchase Agreement, repayments to reduce the loans and advances are to be made periodically when cash requirements of The Campus Group permit and shall be repaid in full prior to January 31, 2004. For the three month period ended October 31, 2003, NAC paid $1.1 million due to the former The Campus Group shareholders. At October 31, 2003, the balance due the former The Campus Group shareholders was $177,000.


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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The parties in New York thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. A hearing on the proposed settlement was held on October 15, 2003 and the New York Supreme Court approved the terms of the proposed settlement. The parties are awaiting the Court's written Order and Judgment. In the Delaware Consolidated Action, a motion to dismiss that Action was also filed in 2002 and was denied by the Delaware court in January 2003. The Delaware court has stayed proceedings in that action pending issuance of the New York court's order.

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

         In November 2003, the plaintiff Simpson reached an agreement in principle to settle with all parties against whom he had claims. Definitive agreements are being drafted, pursuant to which all of plaintiff Simpson's claims against NAC will be dismissed with prejudice without any further liability or cost to NAC. The plaintiff Smith is continuing to pursue his claims and appeals.

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At October 31, 2003, NAC had accrued $445,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

Acquisitions

         In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of The Campus Group which provides satellite videoconferencing, multi-media production services and corporate meeting services, from Mr. Steven Campus and certain family trusts for an aggregate purchase price of $15.5 million. The Campus Group, headquartered in Tuckahoe, New York, specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events.

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

         In April 2003, NAC consummated a Merger Agreement and Plan of Reorganization whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations.

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

Other

         Throughout the nine months ended October 31, 2003 and as of December 15, 2003, NAC's external sources of financing are comprised of its cash flows from its investment in marketable securities, distributions from AFC, and since their respective acquisitions the cash flows from the operations of OMI and The Campus Group, and NAC has operated principally on its existing cash balances. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At October 31, 2003, NAC has cash and marketable securities of $2.0 million, which together with any cash flow derived from its investment in AFC and proceeds from the collection of its $2.1 million federal income tax refund, may be used to pursue such opportunities. Additionally, NAC will continue to pursue reduction in operating expenses and explore new debt or equity financing (for which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


      Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $253,000 are included as a component of other current assets at October 31, 2003.

         NAC recognizes revenue from designing and developing websites when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. These contracts are limited to the design and development of websites. Clients have the option to engage NAC to maintain and upgrade their websites. These contracts are separate from the website development and design agreements, and the related revenue is recognized over the term of the contracts, which is generally up to one year.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2003
  AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2002

         General: As a consequence of the acquisition of The Campus Group effective July 31, 2003 and the acquisition of OMI effective April 1, 2003, the results of operations for the three months ended October 31, 2003 include the operating results of The Campus Group and OMI (the "Acquired Companies") for the entire period.

         Revenues and Costs of Revenues: Revenues and the related cost of revenues for the three months ended October 31, 2003 are comprised principally of revenues and related costs derived from the Acquired Companies' operations. The average gross margin of the Acquired Companies for the three months ended October 31, 2003 was 43.7% which is comparable to the average gross margins of the Acquired Companies for the comparable period prior to NAC's acquisition.

         Selling, General and Administrative: Selling, general and administrative expenses ("SG&A") include costs of three months of the Acquired Companies' operations and NAC's executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. SG&A expenses increased $675,000 to $1.6 million for the three months ended October 31, 2003 from $930,000 for the three months ended October 31, 2002. The increase in SG&A costs for the three months ended October 31, 2003, was primarily due to $675,000 of SG&A expenses associated with the Acquired Companies as NAC's non-Acquired Company SG&A expenses were stable period to period.

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $12,000 for the three months ended October 31, 2003 as compared to $32,000 for the three months ended October 31, 2002. The decrease was primarily due to the decrease in the weighted average investment balances for the three months ended October 31, 2003.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended October 31, 2003 and 2002, NAC recorded income of $111,000 and $118,000, respectively, representing NAC's share of AFC's net income for the three months ended September 30, 2003 and 2002, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The following sets forth summarized operating results for AFC (in thousands):

                                                Three Months Ended September 30,
                                               ---------------------------------
                                                  2003                    2002
                                               ----------             ----------
Revenues                                       $   1,375               $   1,529

Film rental                                          272                     420
Operating costs                                      636                     656
Depreciation and amortization                        214                     175
General and administrative expenses                   32                      42
                                               ----------             ----------
                                                   1,154                   1,293
                                               ----------             ----------
Net income                                     $     221               $     236
                                               ==========             ==========
NAC's proportionate share of net income        $     111               $     118
                                               ==========             ==========


         AFC's revenues decreased $154,000 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, principally as a result of the net effects of (i) a 16.4% decrease in attendance, (ii) an increase of $51,000 in other, concession and cafe revenues and (iii) stable ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 7.7% to 19.8% from 27.5% for the three months ended September 30, 2003 and 2002, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, increased 3.3% to 46.2% for the three months ended September 30, 2003 as compared to 42.9% for the three months ended September 30, 2002 due principally to an increase in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month periods ended October 31, 2003 and October 31, 2002. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2003
  AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2002

         General: As a consequence of the acquisitions of the Acquired Companies, the results from operations for the nine months ended October 31, 2003 include the operating results from (i) The Campus Group, acquired July 31, 2003, only for the three months ended October 31, 2003 and (ii) OMI, acquired April 1, 2003, only for the seven month period ended October 31, 2003.

         Revenues and Costs of Revenues: Revenues and the related cost of revenues for the nine months ended October 31, 2003 are comprised principally of revenues and related costs derived from the Acquired Companies' operations. Pro forma revenues, combining the revenues of NAC, OMI and The Campus Group, for the nine months ended October 31, 2003 were $9.0 million as compared to pro forma revenues of $10.7 million for the nine months ended October 31, 2002. The decline in pro forma revenues for Fiscal 2004 of $1.6 million was principally due to the nature and timing of completion of the client programs actually scheduled for and completed during the period compared to the comparable period in Fiscal 2003. The average gross margin for the period subsequent to the acquisition of the Acquired Companies was 41.8% which is comparable to the average gross margins of the Acquired Companies prior to NAC's acquisition.

         Selling, General and Administrative: SG&A expenses include costs of seven months of OMI's operations, three months of The Campus Group's operations, and nine months of NAC's executive, accounting and legal personnel, occupancy, legal, professional, insurance and other general corporate overhead costs. SG&A expenses increased $1.4 million to $4.0 million for the nine months ended October 31, 2003 from $2.6 million for the nine months ended October 31, 2002. The increase in SG&A costs for the nine months ended October 31, 2003, was primarily due to $1.4 million in expenses associated with the Acquired Companies.

         Interest Income from Investments: Interest income from investments is principally the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest income from these investments was $48,000 for the nine months ended October 31, 2003 as compared to $117,000 for the nine months ended October 31, 2002. The decrease was primarily due to the decrease in the weighted average investment balances for the nine months ended October 31, 2003. In addition, during the nine months ended October 31, 2003, NAC realized additional interest income of approximately $451,000 as a result of a final determination of refund by the Internal Revenue Service relating to certain NAC claims for a federal income tax refund and NAC's resultant receipt of a refund of $3.5 million plus interest.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2003 and 2002, NAC recorded income of $303,000 and $202,000, respectively, representing NAC's share of AFC's net income for the nine months ended September 30, 2003 and 2002, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                 Nine Months Ended September 30,
                                               ---------------------------------
                                                  2003                    2002
                                               ----------             ----------
Revenues                                       $   4,566               $   4,338

Film rental                                        1,082                   1,155
Operating costs                                    2,147                   2,092
Depreciation and amortization                        637                     524
General and administrative expenses                   94                     127
                                               ----------             ----------
                                                   3,960                   3,898
                                               ----------             ----------
Net income                                      $    606                $    440
                                               ==========             ==========
NAC's proportionate share of net income         $    303                $    220
                                               ==========             ==========

         AFC's revenues increased $228,000 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, principally as a result of the net effects of (i) a 1.0% increase in average ticket prices,
(ii) an increase of $184,000 in other, concession and cafe revenues and (iii) stable attendance period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 2.3% to 23.7% from 26.0% for the nine months ended September 30, 2003 and 2002, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, was 47.0% for the nine months ended September 30, 2003 as compared to 48.2% for the nine months ended September 30, 2002 due principally to an increase in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the nine-month period ended October 31, 2003 and October 31, 2002. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

DISCONTINUED OPERATIONS

         For the three months ended October 31, 2003, NAC realized income a $1,000 from discontinued operations. For the three months ended October 31, 2002, NAC incurred a loss from discontinued operations of $173,000 comprised principally of professional service expenses incurred with the closing of the auto finance and e-commerce operations. For the nine months ended October 31, 2003 and October 31, 2003, NAC incurred a loss from discontinued operations of $11,000 and $27,000, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.5 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.4 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. In addition, during 2001 OMI obtained a $100,000 revolving credit facility (the "Credit Facility") with a bank which must be renewed annually. The Credit Facility bears interest at 2.5% per annum above the bank's prime rate. The Term Loan and the Credit Facility are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution. At October 31, 2003, OMI had $168,000 outstanding under the terms of the Term Loan.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At October 31, 2003, the SBA Loan of $402,000 is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The SBA Loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         At October 31, 2003, the $95,000 promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At October 31, 2003, amounts outstanding under the capital leases were $80,000.

         For the nine months ended October 31, 2003, NAC's cash and cash equivalents decrease $501,000 due to the net effects of (i) cash flows generated from operations of $3.0 million, (ii) proceeds from AFC distributions of $879,000, (iii) proceeds from the sale of marketable securities of $400,000 offset by (iv) cash used to acquire The Campus Group Companies of $3.2 million and (v) the repayment of debt of $1.3 million. For the nine months ended October 31, 2003, NAC generated cash flows of $3.0 million for operating activities principally as a result of the net proceeds of $3.5 million, plus accrued interest, as a result of a final determination of refund by the Internal Revenue Service relating to certain NAC claims for a federal income tax refund. On July 31, 2003, NAC used a portion of its cash resources, $2.8 million, and issued $12.7 million in promissory notes and convertible note to consummate its acquisition of The Campus Group. NAC also funded $861,000 of transaction costs related to the acquisition of The Campus Group from its cash resources. For the nine months ended October 31, 2002, NAC used cash flows of $3.3 million for operating activities as NAC's payments for operating and general and administrative expenses exceeded the cash flows from its investments in marketable securities. NAC funded the negative operating cash flows from its existing cash balances.

         NAC believes that the available cash and cash equivalents and marketable securities totaling $2.0 million at October 31, 2003, the investment income therefrom, the collection of the federal income tax refund of $2.1 million and any cash distributions from its investment in AFC and cash flow from the Acquired Companies' operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, no prediction can be made with respect to their ultimate outcomes. Accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statements. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements of NAC.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its balance sheet. It requires that an issuer classify a financial instrument that is within its scope, such as an issue of preferred or common shares that are subject to redemption at specified times or at the option of the holder, as a liability when that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

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

         As of October 31, 2003, as a result of the acquisitions of The Campus Group and OMI, NAC has interest-bearing debt. The interest rate on each financial instrument, except for OMI's Credit Facility, is generally fixed in nature and accordingly do not create a market risk associated with increases in interest costs resulting from changes in market rates. The OMI Credit Facility charges interest at a variable rate of the institution's prime rate plus 2.5%. As of October 31, 2003 there are no amounts outstanding under the Credit Facility and therefore NAC's exposure to market risks, if any, is limited.

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

         The parties in New York thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. A hearing on the proposed settlement was held on October 15, 2003 and the New York Supreme Court approved the terms of the proposed settlement. The parties are awaiting the Court's written Order and Judgment. In the Delaware Consolidated Action, a motion to dismiss that Action was also filed in 2002 and was denied by the Delaware court in January 2003. The Delaware court has stayed proceedings in that action pending issuance of the New York court's order.

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

         In November 2003, the plaintiff Simpson reached an agreement in principle to settle with all parties against whom he had claims. Definitive agreements are being drafted, pursuant to which all of plaintiff Simpson's claims against NAC will be dismissed with prejudice without any further liability or cost to NAC. The plaintiff Smith is continuing to pursue his claims and appeals.

         Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At October 31, 2003, NAC had accrued $445,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

EXHIBIT                                                                  PAGE
NUMBER                     TITLE OF EXHIBIT                              NUMBER
--------------------------------------------------------------------------------
31.1     Officer's Certification Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                       37
31.2     Officer's Certification Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                       38
99.1     Certification of Principal Executive Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)    39
99.2     Certification of Principal Financial Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)    40


     B) REPORTS ON FORM 8-K

          On October 14, 2003 NAC filed a Current Report on Form 8-K to report the acquisition of The Campus Group.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL AUTO CREDIT, INC.

Date:     December 18, 2003             By: /s/ James J. McNamara
      ------------------------              ------------------------------------
                                        James J. McNamara
                                        Chairman of the Board and Chief
                                        Executive Officer


                                        By: /s/ Robert V. Cuddihy, Jr.
                                            ------------------------------------
                                        Robert V. Cuddihy, Jr.
                                        Chief Financial Officer