Form 10-K
period 2004-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2004-05-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended January 31, 2004

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the Transition Period from ______ to ______.

                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        34-1816760
(State of incorporation)                    (I.R.S. Employer Identification No.)

555 Madison Avenue, 29th Floor, New York                          New York 10022
(Address of principal executive offices)                            (Zip code)

       Registrant's telephone number, including area code: (212) 644-1400

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class
COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [_] No [X]

As of May 11, 2004, 9,052,614 shares of Common Stock of National Auto Credit, Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by non-affiliates at July 31, 2003, was approximately $1,477,859 (Based on the closing price of the registrant's common stock on the OTC Bulletin Board on July 31, 2003).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
Part I

Item     1.  Business.........................................................     1
         2.  Properties.......................................................     6
         3.  Legal Proceedings................................................     6
         4.  Submission of Matters to a Vote of Security Holders..............    10

Part II

Item     5.  Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities.............    11
         6.  Selected Financial Data..........................................    13
         7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................    14
         7a. Quantitative and Qualitative Disclosures About Market Risk.......    27
         8.  Financial Statements and Supplementary Data......................    28
         9.  Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure......................................    76
         9a. Controls and Procedures..........................................    76

Part III

Item     10. Directors and Executive Officers of the Registrant...............    76
         11. Executive Compensation...........................................    78
         12. Security Ownership of Certain Beneficial Owners and Management...    84
         13. Certain Relationships and Related Transactions...................    85
         14. Principal Accountant Fees and Services...........................    86

Part IV

Item     15. Exhibits, Financial Statement Schedules
                and Reports on Form 8-K.......................................    88

                                     PART I

     Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as "anticipate", "believe", "plan", "expect", "intend", "may", "will", "should", "estimate", "predict", "potential", "continue" and similar words although some forward-looking statements are expressed differently. This report also contains forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under "Risk Factors" and other sections of this report which address additional facts that could cause our actual results to differ from those set forth in the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. NAC consummated a series of acquisitions during the year ended January 31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company. NAC specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate communication, education and training video and other services for use at corporate events. Additionally, NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry. NAC acquired its investment in AFC in April 2000.

     Prior to Fiscal 2003, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which were comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which was comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment. However, as the consequence of NAC's strategic review, as described below, completed in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments.

     NAC uses a January 31 year-end for financial reporting purposes. References herein to the fiscal year ended January 31, 2004 shall be the term "Fiscal 2004" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "NAC" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

     NAC's principal executive offices are located at 555 Madison Avenue, 29th Floor, New York, New York, 10022. Its telephone number is 212-644-1400.

Significant Developments in Fiscal 2004

     Acquisition - The Campus Group

     In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of The Campus Group, four affiliated companies providing satellite videoconferencing, multi-media production services and corporate meeting services, from Mr. Steven Campus and certain family trusts for an aggregate purchase price of $15.5 million. The Campus Group, headquartered in Tuckahoe, New York, specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. For financial reporting purposes, the effective date of the merger was July 31, 2003.

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

     Acquisition - OMI

     In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. For financial reporting purposes, the effective date of the merger was April 1, 2003.

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

Other

     NAC continues to examine new business opportunities, which may be pursued through the investment in or acquisition of existing corporate operating businesses or other means. At January 31, 2004 NAC had cash and marketable securities of $376,000 and $2.2 million income tax refund receivable which together with any cash flow derived from its investment in AFC and the operations of The Campus Group and OMI will be used to pursue such opportunities. Additionally, NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

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

CORPORATE COMMUNICATION BUSINESS

     NAC, through The Campus Group and OMI, engages in a broad range of strategic content development, management and broadcast services to single and multiple site corporate events, meetings and symposiums. NAC serves Fortune 100 pharmaceutical and financial services organizations as well as other companies and industries seeking to develop communication and education content for periodic corporate events. Through a collaborative effort between NAC and its clients, relevant education, product information, regulatory requirements or other communication initiatives are developed and executed. Frequently, these services result in the development of corporate communication, education and/or training video which are then broadcast at a single site or simulcast via satellite/internet to multiple sites both domestic and international. Furthermore, once produced, such content is frequently modified and integrated into a corporate website for future on-demand access by a broad range of geographically dispersed users.

     NAC, through its Evansville, Indiana office, also provides on-site corporate event data management services whereby clients can obtain and respond dynamically in real-time to audience preferences, attitudes or responses to specific queries within an event. These data services assist in further engaging corporate and other audiences in understanding and relating to the overall communication program, insuring better information retention, provide a record of responses for regulatory and testing purposes and in many cases provide clients with live field data not otherwise as easily obtained.

Competition

     The corporate communication, education and training industry in which NAC primarily compete is very fragmented and highly competitive. Certain of NAC's competitors, including several diversified companies, may have greater financial and other resources than NAC. Most competitors generally operate on a local or regional level. As clients increasingly require vendors to offer comprehensive services and support sophisticated broadcast technologies, many operators may not have the capital resources, management skills and technical expertise necessary to compete, or provide integrated communication services. Although NAC believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that NAC will maintain such advantages.

Clients

     NAC's clients include national and multi-national pharmaceutical and financial services companies such as American Express Company, Booz Allen Hamilton Inc. ("Booz Allen"), Cardinal Health, Inc. ("Cardinal Health"), Pfizer Inc. ("Pfizer"), PricewaterhouseCoopers LLP, Wells Fargo & Company as well as other companies seeking to develop communication, education and/or training content for periodic events.

     Revenues for Fiscal 2004 were $7.1 million and are comprised principally of revenues derived from the Acquired Companies operations, (i) OMI revenues of $2.2 million for the ten month period ended January 31, 2004 and (ii) The Campus Group revenues of $4.9 million for the six month period ended January 31, 2004. Pro forma revenues, computed by combining the revenues of NAC with the revenues of the Acquired Companies for the periods in Fiscal 2004 and Fiscal 2003 prior to their acquisition were $12.2 million for Fiscal 2004 as compared to $13.2 million for Fiscal 2003.

     As a consequence of the acquisitions, Pfizer, Booz Allen and Cardinal Health accounted for 18%, 13% and 13%, respectively of NAC's revenues for Fiscal 2004. Since NAC's revenues from Acquired Companies are measured from the date of each acquisition, such revenues are not necessarily fully indicative of the results NAC may achieve in Fiscal 2005 when it consolidates the Acquired Companies for the entire fiscal year. The loss of any one such client could have a material adverse effect on NAC.

MOVIE EXHIBITION BUSINESS

     NAC engages in the movie exhibition business through its investment in AFC. AFC is the owner of the Angelika Film Center which it holds under a long term lease having a remaining term of approximately 22 years. AFC is owned 50% by NAC and 50% by Reading International, Inc. Each of the owners of AFC is entitled to a proportionate share of the cash distributions that are paid by AFC.

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

AUTOMOBILE FINANCING BUSINESS - DISCONTINUED FISCAL 2002

     NAC's automobile financing operation historically involved investing in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such automobile loans, or interests in pools of such loans (collectively "loan investments"), from member dealers through its wholly owned subsidiary, NAC, Inc. NAC performed the underwriting and collection functions for all automobile loans it purchased in whole, and also performed such functions where NAC had purchased interests in a pool of such loans. NAC's operations enabled member dealers to provide used car purchase financing to customers who had limited access to more traditional consumer credit sources that might otherwise be unable to obtain financing.

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

E-COMMERCE BUSINESS - DISCONTINUED FISCAL 2002

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

     ZoomLot was formed in March 2000 for the purpose of acquiring the Internet-based operations of Cygnet Dealer Finance, Inc. ("CDF"), an affiliated company and acquired these operations from CDF on July 1, 2000. Prior to that date, ZoomLot, which commenced operations in January 2000, was operated as a division of CDF. ZoomLot and CDF share common management, certain personnel, and facilities. In connection with the acquisition of the Internet-based business from CDF, ZoomLot and CDF entered into a management services contract whereby ZoomLot provided management services and was responsible for substantially all operating expenses of CDF in exchange for a monthly management fee equivalent to ..625% (7.5% annually) of CDF's loan portfolio managed by ZoomLot. For Fiscal 2003, as a result of the discontinued operations, ZoomLot did not realize CDF management fees. For Fiscal 2002, CDF paid ZoomLot management fees of $626,000. Under this arrangement, NAC accounted for the management fees as a reduction of ZoomLot's operating expenses which have been included in the loss from discontinued operations.

EMPLOYEES

     As of January 31, 2004, NAC employed sixty-five full-time people. None of NAC's employees are covered by a collective bargaining agreement. NAC believes it maintains good relations with its employees.

ITEM 2. PROPERTIES

     NAC occupies a series of leased facilities as follows:

                               Base Annual
   Location      Square Feet       Rent      Expiration of Term                   Purpose
   --------      -----------   -----------   ------------------   ---------------------------------------
Bohemia, NY         15,000       $100,000      April 2010         Warehouse and distribution
Evansville, IN       6,800       $ 54,000      September 2005     Sales, service and field support
New York, NY         5,500       $199,000      July 2006          Corporate Headquarters
New York, NY         4,900       $225,000      September 2007     Creative Services and Production Studio
Tuckahoe, NY        11,000       $ 75,000      April 2010         Creative Services and Production Studio

     In addition to the above facilitates, ZoomLot's operations were conducted from office space of approximately 11,000 square feet in Phoenix, Arizona. The aggregate annual base rental for the Phoenix office is $276,000. The lease expires in September 2006. ZoomLot has subleased its office facility to an unrelated third party in the real estate development industry through the remaining term of the lease at an annual rate of $253,000. NAC charged as a reduction of the gain on the disposal of ZoomLot's discontinued operations in Fiscal 2002 the annual rate differential of $23,000 per year, plus the cost of certain operating expenses due under the terms of the master lease and sublease agreements.

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

     The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. Hearings on the proposed settlement were held on May 13, 2003 and October 15, 2003. Subsequent to the October 15, 2003 hearing, the New York Supreme Court approved the terms of the proposed settlement and issued the Court's written Order and Judgment in December 2003. Certain Plaintiffs in the Delaware Consolidated Action have objected to the terms of the settlement and have filed an appeal with the New York Appellate Court. As of April 16, 2004, no date has been set by the Appellate Court to review the appeal.

     In the Delaware Consolidated Action, a motion to dismiss that Action was also filed in 2002 and was denied by the Delaware court in January 2003. In January 2004, NAC re-filed a motion to dismiss the Delaware Consolidated Action based upon the New York Supreme Court's written Order and Judgment issued in December 2003. The Delaware Court has previously stayed further proceedings in the Consolidated Action pending issuance of the New York court's order. In April 2004, oral arguments were presented to the Delaware Court regarding NAC motion to dismiss. As of April 16, 2004, no decision has been made by the Delaware Court.

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

     NAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment. In connection therewith, NAC established certain reserves in its financial statements for the estimated cost of satisfying those claims. See Note 15 to Notes to Consolidated Financial Statements.

     NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2004.

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

     Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At January 31, 2004 NAC had accrued $408,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation

     In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                           High    Low
                                                           ----   ----
Year ended January 31, 2004
First Quarter (February 1 - April 30) ..................   $.20   $.12
Second Quarter (May 1 - July 31) .......................    .24    .13
Third Quarter (August 1 - October 31) ..................    .47    .19
Fourth Quarter (November 1 - January 31) ...............    .63    .33

Year ended January 31, 2003
First Quarter (February 1 - April 30) ..................   $.24   $.10
Second Quarter (May 1 - July 31) .......................    .16    .07
Third Quarter (August 1 - October 31) ..................    .20    .06
Fourth Quarter (November 1 - January 31) ...............    .16    .14

STOCKHOLDERS

     At May 11, 2004 there were 1,185 stockholders of record of NAC's Common Stock based upon a securities position listing furnished to NAC by American Stock Transfer & Trust Company, NAC's transfer agent. On that date, the closing bid quotation of the Common Stock on OTCBB was $0.57 per share.

DIVIDEND POLICY

     It has been NAC's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly, NAC has generally not issued a cash dividend. However, NAC does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 2004 and 2003.

RECENT SALES OF UNREGISTERD SECURITIES

     As a consequence of NAC's significant acquisitions consummated during Fiscal 2004, NAC granted 372,000 shares of Common Stock pursuant to the 2003 Restricted Stock Plan (see Note 13 to Consolidated Financial Statements) valued at $119,000 representing the fair value of the Common Stock at the time of award. NAC charged to deferred compensation expense, a component of stockholders' equity, $119,000 during Fiscal

2004. In addition, NAC awarded to three of its executive business managers, other than its Chief Executive Officer, an aggregate of 350,000 shares of unregistered, restricted Common Stock from treasury stock valued at $95,000 representing the fair value of the Common Stock at the time of award. NAC charged to operations $95,000 in compensation expense for Fiscal 2004 for the award of Common Stock.

     NAC issued 300,000 shares of Common Stock from treasury stock in Fiscal 2004 to certain professional advisors for their services rendered in connection with NAC's acquisition initiatives consummated during the year. The 300,000 shares of Common Stock, valued at $82,000 at the time of grant, have been accounted for as a component of the cost of the acquisitions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2003 Restricted Stock Plan

     As a consequence of the significant acquisitions consummated during Fiscal 2004, NAC sponsored a 2003 Restricted Stock Plan ("2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of NAC. During Fiscal 2004, there were 372,000 shares of Common Stock granted under the terms of the plan. Each share granted is restricted and unregistered stock and each award vests at the rate of 20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For Fiscal 2004, NAC charged to deferred compensation expense $119,000, a component of shareholders' equity, for the 2003 Plan grants. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted Common Stock.

     The following table sets forth, as of January 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of NAC are authorized for issuance.

                                                    WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                         NUMBER OF SECURITIES TO   EXERCISE PRICE OF   AVAILABLE FOR FUTURE ISSUANCE
                         BE ISSUED UPON EXERCISE      OUTSTANDING        UNDER EQUITY COMPENSATION
                         OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                           WARRANTS AND RIGHTS         AND RIGHTS         REFLECTED IN COLUMN (A))
   PLAN CATEGORY                  ( A )                  ( B )                      ( C )
----------------------   -----------------------   -----------------   ------------------------------
Equity compensation
   plans approved by
   security holders             1,630,000                $0.80                     373,352

Equity compensation
   plans not approved
   by security holders                 --                   --                      28,000
                                ---------                -----                     -------
Total                           1,630,000                $0.80                     401,352
                                ---------                -----                     -------

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

                                                                                 Years Ended January 31,
                                                                    -------------------------------------------------
                                                                      2004     2003      2002       2001       2000
                                                                    -------   ------   --------   --------   --------
STATEMENT OF OPERATIONS DATA
Revenues                                                            $ 7,144   $   --   $     --   $  4,102   $  2,284
Costs and expenses                                                  $11,001   $3,506   $  5,384   $ 50,609   $ 22,948

Loss from continuing operations                                     $(3,383)  $ (419)  $ (5,488)  $(46,507)  $(20,664)
Discontinued operations, net of tax(1)                                  401      310     (9,174)    (1,084)     7,377
Gain (loss) on disposal of discontinued operations, net of tax(1)       --        --        394        308        (28)
                                                                    -------   ------   --------   --------   --------
Net loss                                                            $(2,982)  $ (109)  $(14,268)  $(47,283)  $(13,315)
                                                                    =======   ======   ========   ========   ========
Basic and diluted (loss) earnings per share
     Continuing operations                                          $  (.41)  $ (.05)  $   (.47)  $  (1.67)  $   (.73)
     Discontinued operations                                            .05      .04       (.78)      (.04)       .26
     Disposal of discontinued operations                                 --       --        .03        .01         --
                                                                    -------   ------   --------   --------   --------
        Total                                                       $  (.36)  $ (.01)  $  (1.22)  $  (1.70)  $   (.47)
                                                                    =======   ======   ========   ========   ========
Weighted average number of shares outstanding
     Basic                                                            8,182    8,380     11,692     27,761     28,169
                                                                    =======   ======   ========   ========   ========
     Diluted                                                          8,182    8,380     11,692     27,761     28,169
                                                                    =======   ======   ========   ========   ========

                                                                                    As of January 31,
                                                                    ------------------------------------------------
                                                                      2004      2003      2002      2001      2000
                                                                    -------   -------   -------   -------   --------
BALANCE SHEET DATA
Cash and cash equivalents                                           $   376   $ 1,873   $ 6,122   $12,444   $ 54,333
Total assets                                                        $30,916   $18,712   $20,534   $39,066   $103,962
Long term debt and convertible debt                                 $11,794   $    --   $    --   $    --   $     --
Redeemable preferred stock(2)                                       $    --   $    --   $    --   $   629   $     --
Total stockholders' equity                                          $13,480   $16,110   $16,325   $31,455   $ 83,879

(1) See Note 11 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

(2) See Notes 10 and 11 of Notes to Consolidated Financial Statements for further discussion of Series C Redeemable Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. NAC consummated a series of acquisitions during the year ended January 31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company. NAC specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate communication, education and training video and other services for use at corporate events. Additionally, NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry. NAC acquired its investment in AFC in April 2000.

     Prior to Fiscal 2003, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which were comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which was comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment. However, as the consequence of NAC's strategic review, as described below, completed in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2004

Acquisition - The Campus Group

     In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of The Campus Group, four affiliated companies providing satellite videoconferencing, multi-media production services and corporate meeting services, from Mr. Steven Campus and certain family trusts for an aggregate purchase price of $15.5 million. The Campus Group, headquartered in Tuckahoe, New York, specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. For financial reporting purposes, the effective date of the merger was July 31, 2003.

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

     As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement under which he has agreed to serve as President of each of the four acquired companies with an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of The Campus Group. Under the terms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the acquired companies.

Acquisition - OMI

     In April 2003, NAC consummated a Merger and Plan of Reorganization Agreement whereby NAC acquired all of the outstanding common stock of ORA/Metro Incorporated, now known as OMI Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. For financial reporting purposes, the effective date of the merger was April 1, 2003.

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

Other

     Throughout the year ended January 31, 2004 and as of April 30, 2004, NAC had no external source of financing, and has operated on its existing cash balances, cash flows from The Campus Group and OMI since the date of each acquisition and distributions from its investment in AFC. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At January 31, 2004 NAC had cash and marketable securities of $376,000 and $2.2 million income tax refund receivable which together with any cash flow derived from its investment in AFC and the operations of The Campus Group and OMI will be used to pursue such opportunities. Additionally, NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2003 AND
   FISCAL 2002 - DISCONTINUED OPERATIONS

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

     For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock, recorded the 62,380 shares of Series C Redeemable Preferred Stock returned at their aggregate carrying amount of $854,875, and recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the shares of NAC Common Stock the maker of the note has the option to tender in payment of the principal. NAC also incurred or accrued costs of $850,000 for the winding down and closing of ZoomLot's operations, including rental and broker costs to sublease ZoomLot's corporate office, employee severance costs and costs of early lease terminations. As a result, NAC recognized a net gain on the disposal of ZoomLot's operation of $394,000. See "Discontinued Operations" and Note 11 of Notes to Consolidated Financial Statements.

     On August 29, 2002, the former ZoomLot shareholders transferred to NAC 409,140 shares of NAC Common Stock as an installment payment against the promissory note. The market value of the 409,140 shares at the date of their transfer was $16,000 less than the $56,000 carrying amount of the note extinguished by the transfer, and, accordingly, NAC recorded the surrendered shares at their market value of $40,000 and a note receivable collectibility charge (included in general and administrative expenses) for the $16,000 deficiency. On November 13, 2002, the former ZoomLot shareholders transferred to NAC 402,000 shares of NAC common stock with a net value of $56,000 as the second and final payment against the promissory note. No gain or loss was realized on the final payment against the promissory note.

     As a further consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. From October 1995 through March 2000, NAC's principal business activity was to invest in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the underwriting and collection functions for such loans. In the first and second quarters for the year ended January 31, 2001, NAC sold its active loan portfolio and the majority of its charged-off portfolio. However, since NAC had not, until December 2001, made a definitive decision that it would not reenter the consumer lending business, either through ZoomLot or another means, the automobile financing operations had not previously been classified as a discontinued operation. As a result of the formal decision reached in connection with the decision to discontinue ZoomLot's operations, the automobile financing operations were classified as a discontinued operation as of January 31, 2002. See "Discontinued Operations" and Note 11 of Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     NAC's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require NAC to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of NAC. NAC's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. However, certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with the Audit Committee of NAC's Board of Directors. A discussion of NAC's critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

     Revenues: NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $398,000 are included as a component of other current assets at January 31, 2004.

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

     Cost of Revenues: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

     Accounts Receivable: NAC extends credit to clients in the normal course of business. NAC continuously monitors collections and payments from clients and maintain an allowance for doubtful accounts based upon historical experience and any specific client collection issues that have been identified. Since accounts receivable are concentrated in a relatively few number of clients, a significant change in the liquidity or financial position of any of these clients could have a material adverse impact on the collectibility of the accounts receivable and future operating results.

     Valuation of Long-lived Assets and Goodwill: NAC reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable and it annually assesses whether goodwill has been impaired by comparing the carrying amount of the goodwill to its fair value. When it is determined that the carrying amount of long-lived assets or goodwill is impaired, impairment is measured by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

     Management has determined that there was no impairment to our long-lived assets and goodwill on the basis of a review of a discounted cash flow analysis, which for goodwill is performed at the level of the subsidiaries to which the goodwill relates. If there is a material change in the assumptions used in the determination of fair value or a material change in the conditions or circumstances influencing fair value, NAC could be required to recognize a material impairment charge.

     Self-Insurance Claims: NAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment. In connection therewith, NAC established certain reserves in its financial statements for the estimated cost of satisfying those claims.

     Income Taxes: NAC recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance. At the time it is determined that NAC is unable to realize deferred tax assets in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should management determine that NAC would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

RESULTS FROM CONTINUING OPERATIONS

     As a consequence of NAC's (i) acquisition of The Campus Group and OMI (the "Acquired Companies"), and (ii) the formal exit from NAC's prior legacy business of auto finance and rental operations, NAC has presented its financial statements in a manner that reflects the nature of the acquired operations and on-going operations of NAC and has reclassified the auto finance and rental operations as discontinued operations. For Fiscal 2004, the results from continuing operations include the results from (i) The Campus Group, acquired July 31, 2003, only for the six months ended January 31, 2004 and (ii) OMI, acquired April 1, 2004, only for the ten months ended January 31, 2004. As a result, the results of continuing operations for Fiscal 2004 lack comparability to those for Fiscal 2003 and Fiscal 2002 and may also not be fully indicative of the results NAC may achieve in Fiscal 2005 when it consolidates the Acquired Companies for the entire fiscal year.

     Revenues: Revenues for Fiscal 2004 were $7.1 million and are comprised principally of revenues derived from the Acquired Companies operations, (i) OMI revenues of $2.2 million for the ten month period ended January 31, 2004 and
(ii) The Campus Group revenues of $4.9 million for the six month period ended January 31, 2004. Pro forma revenues, computed by combining the revenues of NAC with the revenues of the Acquired Companies for the periods in Fiscal 2004 and Fiscal 2003 prior to their acquisition were $12.2 million for Fiscal 2004 as compared to $13.2 million for Fiscal 2003.

     Pro Forma revenues for The Campus Group were $9.8 million for Fiscal 2004 as compared to $10.7 million for Fiscal 2003. The decline in pro forma revenues of $900,000 was principally due to a decline revenues of $1.5 million resulting from client budget restrictions and timing of certain assignments with larger clients, which created a decline in both the scope and the frequency of video production and broadcaster services during the period, offset by an increase of $623,000 in revenues due to an increase in the number of support and data collection service assignments for smaller corporate and other meetings scheduled during Fiscal 2004. The pro forma revenues for OMI were $2.4 million for Fiscal 2004 as compared to $2.5 million for Fiscal 2003.

     Cost of Revenues: Cost of revenues for Fiscal 2004 were $4.0 million and are comprised principally of cost of revenues derived from the Acquired Companies operations, (i) OMI cost of revenues of $1.3 million for the ten month period ended January 31, 2004 and (ii) The Campus Group cost of revenues of $2.7 million for the six month period ended January 31, 2004. The average gross margin for Fiscal 2004 was 42.0% and 44.5% for OMI and The Campus Group, respectively. The average gross margins for the Acquired Companies are comparable to the average gross margins of the Acquired Companies prior to NAC's acquisition.

     Selling, General and Administrative ("SG&A"): For Fiscal 2004, SG&A expenses includes ten months of OMI's operations ("OMI SG&A"), six months of The Campus Group's operations ("Campus SG&A") and twelve months of NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs("NAC SG&A"). For Fiscal 2003 and Fiscal 2002, SG&A includes only NAC SG&A.

     For Fiscal 2004, SG&A expense was $7.0 million comprised of (i) Campus SG&A of $1.6 million, (ii) OMI SG&A of $1.3 million, and (iii) NAC SG&A of $4.1 million. SG&A for the Acquired Companies have remained comparable to their historical levels prior to NAC's acquisition. NAC SG&A for Fiscal 2004 was $4.1 million as compared to $3.5 million and $5.4 million for Fiscal 2003 and Fiscal 2002, respectively. The increase in Fiscal 2004 of $600,000 of NAC SG&A was due principally to (i) an increase of $300,000 resulting from increased personnel costs as a consequence of the acquisitions and (ii) an increase of $100,000 resulting from the expansion of NAC's corporate insurance to include the coverage of the operations of the Acquired Companies. The NAC SG&A decreased to $3.5 million from $5.4 million for Fiscal 2002. The decrease of

$1.9 million in Fiscal 2003 was due principally to (i) a decrease of $1.4 million relating to professional services as a result of a reduction in auto finance and related legacy operations and (ii) a decrease of $209,000 in personnel costs resulting from NAC's relocation of its corporate headquarters from Ohio to New York.

     Interest Income on Investments: Interest income is derived principally from the interest earned on NAC's investments in marketable securities, commercial paper and money market accounts. Interest earned on NAC investments for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $79,000, $142,000 and $344,000, respectively. The decrease in interest income over each of the Fiscal periods is due principally to a decrease in the weighted average investment balances during the period as funds were used to (i) consummate the acquisition of The Campus Group, (ii) discontinue the auto finance and e-commerce businesses and (iii) to sustain corporate operations.

     In addition to the interest income earned on investments, during the fourth quarter of Fiscal 2003, NAC recorded interest income due NAC of approximately $500,000 as a result of the claim for its income tax refund for fiscal years 1988 through 1997. In Fiscal 2004, NAC realized additional interest income of $451,000 as a result of a final determination of refund by the Internal Revenue Service relating to its claims for refund for fiscal years 1988 through 1997.

     Income from Investment in AFC: NAC accounts for its investment in AFC using the equity method. For Fiscal 2004, Fiscal 2003 and Fiscal 2002, NAC's share of the net income of AFC was $333,000, $375,000 and $373,000, respectively, which represents NAC's share of AFC net income. In addition, in Fiscal 2002, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expenses of $272,000 as a reduction of its income from investments in AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, this amortization charge was discontinued in Fiscal 2003.

     AFC's fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

                                          Years Ended December 31,
                                          ------------------------
                                           2003     2002     2001
                                          ------   ------   ------
Revenues                                  $5,791   $6,032   $6,958
Film rental                                1,320    1,627    2,243
Operating costs                            2,744    2,831    3,127
Depreciation and amortization                850      699      693
General and administrative  expenses         211      125      149
                                          ------   ------   ------
                                           5,125    5,282    6,212
                                          ------   ------   ------
Net income                                $  666   $  750   $  746
                                          ======   ======   ======
NAC's proportionate share of net income   $  333   $  375   $  373
Amortization expense                          --       --      272
                                          ------   ------   ------
Income from investment in AFC             $  333   $  375   $  101
                                          ======   ======   ======

     AFC's revenues decreased $241,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002 principally as a result of the net effects of (i) an 8.5% decrease in attendance, offset in part by (ii) a 1.1% increase in average ticket prices and (iii) an increase of $140,000 in other concession and cafe revenues. AFC's revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits and other factors. AFC's revenues decreased $926,000 for the year ended December 31, 2002 to

$6.0 million as compared to $6.9 million the year ended December 31, 2001. The decrease was due to the result of the net effects of a 14.7% decrease in attendance, offset in part by a 2.3% increase in average ticket prices

     For the years ended December 31, 2003, 2002 and 2001, film rental expense, as a percentage of revenues, were 22.8%, 27.0% and 32.2%, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film, length of time the film is exhibited and the popularity of the film.

     For the years ended December 31, 2003, 2002 and 2001, operating costs were $2.8 million, $2.8 million and $3.1 million. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses. Operating expenses remained stable from the year ended December 31, 2002 to the year ended December 31, 2003. Operating expenses of AFC decreased $296,000 for the year ended December 31, 2002 to $2.8 million from $3.1 million for the year ended December 31, 2001 principally as the result of a decrease in advertising expenditures of $108,000 as AFC developed co-op advertising programs with third parties to offset its advertising program costs for the year.

     As a result of the net cash flow realized by AFC, distributions by AFC to NAC for Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $1.1 million, $300,000 and $909,000, respectively. The decrease in distributions for Fiscal 2003 as compared to Fiscal 2004 and Fiscal 2002 is a result principally of the AFC capital improvement program to refurbish the theatre during Fiscal 2003. In August 2002, AFC initiated a $1.1 million capital improvement program to renovate the interior of the theatre and upgrade certain equipment, services and facilities. AFC financed the capital program through its current cash flow from operations and as a consequence cash distributions were reduced until the completion of the capital program which was finished in December 2002.

     Loss on Sale of Property: On January 14, 2002, NAC sold its limited partnership interests in eight projects to Idacorp Financial Services, Inc. for $2.5 million. NAC incurred closing costs, transfer fees and a provision for the previously deducted investment tax credits in lieu of posting a bond, of $510,000 and as a result incurred a loss (reflected in continuing operations) of $549,000. NAC retained its limited partnership interests in three projects, which at January 31, 2004 and 2003 are included in other assets at their estimated fair market value of $200,000.

     Interest Expense: As a consequence of the acquisitions of The Campus Group and OMI, NAC issued certain promissory notes to finance a portion of the cost of each acquisition as well as assumed certain outstanding debt obligations at the time of the OMI acquisition. Interest expense for Fiscal 2004 was $369,000 due to the issuance of an aggregate of $12.9 million of promissory notes pursuant to the terms of each of the acquisitions and the assumption of $814,000 in bank debt and capital lease obligations.

     Income Taxes: For Fiscal 2004, Fiscal 2003 and Fiscal 2002, NAC recorded income benefits of $395,000, $2.2 million and $331,000, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior year's taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2002, these tax benefits arose and are a component of discontinued operations. For Fiscal 2004 and Fiscal 2003, $415,000 and $145,000, respectively, of the tax benefits is a component of discontinued operations.

     As of January 31, 2004 NAC has net operating loss carryforwards of $86.5 million that may be used to reduce future taxable income, subject to limitations. NAC also has unused low income housing credits totaling $4.4 million. At January 31, 2004, NAC has claims for refunds in the amount of $2.2 million.

     As a result of NAC's November 3, 2000 repurchases of shares of its Common Stock, NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership", the use of net operating loss carryforwards totaling $56.3 million incurred prior to November 3, 2000 will be subject to significant annual limitation. Additionally, the use of low income housing tax credit carryforwards of $3.2 million generated prior to November 3, 2000 will be subject to the
Section 382 limitation. The use of the net operating loss and low income housing credit carryforwards incurred after November 3, 2000, which total $30.2 million and $1.2 million, respectively, as of January 31, 2004, are not subject to the
Section 382 limitation.

     As of January 31, 2004 NAC has $908,000 of minimum tax credits which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

DISCONTINUED OPERATIONS

     E-commerce Operations: In Fiscal 2004, there were no revenues or expenses incurred attributable to the e-commerce operations. In Fiscal 2003 NAC's e-commerce operations realized income of $2,000 as a result of the winding down of operations. In Fiscal 2002 NAC's e-commerce operations incurred an operating loss of $9.4 million, reflecting revenues of $867,000 and expenses of $10.2 million. Included in the expenses of $10.2 million were non-cash charges of $7.4 million for the amortization and write-off of the goodwill arising in the December 2000 acquisition of ZoomLot. The remaining expenses of $2.8 million represent the expenses incurred in ZoomLot's attempts to develop its e-commerce method of facilitating the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide the used auto dealers' customers with financing, insurance and other services.

     Automobile Financing: In Fiscal 2004, NAC's automobile financing operations realized income of $117,000, principally resulting from income tax benefits realized upon the final determination of refund issued by the Internal Revenue Service during the period. In Fiscal 2003 NAC's automobile financing operations realized income of $33,000 comprised of $28,000 from the collection of previously charged-off loans and $145,000 income tax benefit, offset by $140,000 in legal and general expenses as a result of the winding down of operations. In Fiscal 2002 NAC's automobile financing operations generated operating income of $658,000, comprised of $155,000 from the collection of previously charged off loans, the gain of $34,000 from the sale of its remaining charged off loans, and a $468,000 reduction in the provision for credit losses.

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

     In Fiscal 2004, NAC's automobile rental operations realized income of $284,000, principally resulting from income tax benefits realized upon the final determination of refund issued by the Internal Revenue Service and Canadian Revenue Authority during the period. For the years ended January 31, 2003 and 2002, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note 15 of Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. In December 2003, NAC paid $244,000 in principal and $161,000 in interest pursuant to the terms of the notes. At January 31, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and Convertible Notes of $6.3 million, $3.3 million and $2.8 million, respectively.

     As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

     During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. In addition, during 2001 OMI obtained a $100,000 revolving credit facility (the "Credit Facility") with a bank which must be renewed annually. The Credit Facility bears interest at 2.5% per annum above the bank's prime rate. The Term Loan and the Credit Facility are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In July 2003, NAC paid $83,000 to retire the Credit Facility. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank has requested repayment of the Term Loan in full prior to May 31, 2004. The outstanding balance of the Term Loan at April 16, 2004 is $150,000.

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

     The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum. At January 31, 2004, there was $86,000 outstanding under the promissory note.

     OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest.

     During Fiscal 2004, NAC generated $1.7 million cash flows from continuing operations. This is due to the effect of (i) NAC's net loss from continuing operations of $2.2 million, (ii) net proceeds from the income tax refundable of $3.4 million and (iii) the $499,000 net change in operating assets and liabilities. NAC also used $123,000 of cash in the various discontinued operations. NAC used $1.3 million in cash flows from investing activities principally due to the net effect of (i) $3.2 million used to acquire The Campus Group and OMI, (ii) capital expenditures of $265,000, (iii) distributions received from AFC of $1.1 million and (iv) net proceeds of $1.1 million derived from the sale of marketable securities. Also during Fiscal 2004, NAC used cash to repay debt of $490,000 and retire Due to the Former Shareholder of The Campus Group Companies, an obligation assumed by NAC at the acquisition date, of $1.3 million.

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

     NAC believes that the available cash and cash equivalents of $376,000, the collection of the income tax refund of $2.2 million and cash flow derived from its Acquired Companies as well as the cash distributions from its investment in AFC will be sufficient to pay operating expenses, existing liabilities, and fund its activities through January 31, 2005 as NAC continues to expand into new strategic business alternatives. As discussed in Note 15 of Notes to Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints. Although NAC intends to vigorously defend each of the claims and no prediction can be made with respect to their ultimate outcomes. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. NAC does not hold any interests in VIEs as defined by FIN No. 46 and as a result, the adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements of NAC.

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

     Inflation

     Inflation has not had a material affect on NAC's business.

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

     As of January 31, 2004, the interest rates under NAC's long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York

     We have audited the accompanying consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Auto Credit, Inc. and Subsidiaries as of January 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/Grant Thornton LLP
--------------------------------
Cleveland, Ohio
April 16, 2004

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                January 31,
                                                          ---------------------
                                                             2004        2003
                                                          ---------   ---------
                          ASSETS
Cash and cash equivalents (Note 1)                        $     376   $   1,873
Marketable securities (Notes 1 and 3)                            --         984
Accounts receivable, net of allowance of $75 (Note 1)         1,979          --
Income taxes refundable (Note 9)                              2,162       5,577
Prepaid expenses                                                293         138
Other current assets                                            399         500
                                                          ---------   ---------
   Total current assets                                       5,209       9,072
Property and equipment, net of accumulated
   depreciation of $528 and $90, respectively
      (Notes 1 and 4)                                         2,756          81
Investment in AFC (Note 5)                                    8,549       9,295
Goodwill (Notes 1 and 2)                                      4,920          --
Other intangible assets, net of accumulated
   amortization of $284 (Notes 1 and 2)                       9,198          --
Other assets                                                    284         264
                                                          ---------   ---------
                                                          $  30,916   $  18,712
                                                          =========   =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 8)      $   1,339    $     --
Accounts payable                                              1,238         117
Self-insurance claims (Note 15)                                 408         518
Accrued income taxes (Note 9)                                   334         711
Deferred revenue (Note 1)                                       776          --
Other liabilities (Note 7)                                    1,547       1,256
                                                          ---------   ---------
   Total current liabilities                                  5,642       2,602
Long term obligations (Note 8)                                8,969          --
Convertible promissory note (Note 8)                          2,825          --
                                                          ---------   ---------
                                                             17,436       2,602
                                                          ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 15)                          --          --

STOCKHOLDERS' EQUITY (Notes 10 and 11)
Preferred stock                                                  --          --
Common stock - $.05 par value,
   authorized 40,000,000 shares, issued
   39,949,589 and 39,377,589 shares, respectively             1,997       1,969
Additional paid-in capital                                  174,454     174,337
Retained deficit                                           (139,746)   (136,455)
Deferred compensation                                          (113)
Accumulated other comprehensive loss                             --        (143)
Treasury stock, at cost, 30,896,975 and 31,546,975
   shares, respectively                                     (23,112)    (23,598)
                                                          ---------   ---------
   Total stockholders' equity                                13,480      16,110
                                                          ---------   ---------
                                                          $  30,916   $  18,712
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Years Ended January 31,
                                                                   ----------------------------
                                                                     2004      2003      2002
                                                                   -------   -------   --------
Revenues (Notes 1 and 16)                                          $ 7,144   $    --   $     --
Cost of revenues (Note 1)                                            4,011        --         --
                                                                   -------   -------   --------
   Gross profit                                                      3,133        --         --

Selling, general and administrative                                  6,990     3,506      5,384
                                                                   -------   -------   --------
  Loss from operations                                              (3,857)   (3,506)    (5,384)
Interest income from investments                                       530       642        344
Income from AFC investment (Note 5)                                    333       375        101
Loss on sale of property (Note 12)                                      --        --       (549)
Interest expense (Note 8)                                             (369)       --         --
                                                                   -------   -------   --------
   Loss from continuing operations
      before income taxes                                           (3,363)   (2,489)    (5,488)
Provision (benefit) for income taxes (Note 9)                           20    (2,070)        --
                                                                   -------   -------   --------
   Loss from continuing operations                                  (3,383)     (419)    (5,488)
Income (loss) from discontinued operations, net of tax (Note 11)       401       310     (9,174)
Gain on disposal of discontinued operations (Note 11)                   --        --        394
                                                                   -------   -------   --------
   Net loss                                                         (2,982)     (109)   (14,268)
Accretion of discount on redeemable preferred stock (Note 10)           --        --        226
                                                                   -------   -------   --------
   Net loss applicable to common stock                             $(2,982)  $  (109)  $(14,494)
                                                                   =======   =======   ========
Basic and diluted (loss) earnings per share
      Continuing operations                                        $  (.41)  $  (.05)  $   (.47)
      Discontinued operations                                          .05       .04       (.78)
      Disposal of discontinued operations                               --        --        .03
                                                                   -------   -------   --------
         Net loss per share                                        $  (.36)  $  (.01)  $  (1.22)
                                                                   =======   =======   ========
Weighted average number of shares outstanding
      Basic and diluted                                              8,182     8,380     11,692
                                                                   =======   =======   ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              Preferred Stock      Common Stock
                                              ---------------   -------------------    Common     Additional
                                                         Par                   Par     Stock to     Paid-In
                                               Shares   Value     Shares      Value   be Issued     Capital
                                               ------   -----   ----------   ------   ---------   ----------
BALANCE, JANUARY 31, 2001                        --      $--    39,420,437   $1,971     $ 219      $174,385
Net loss
Stock award                                                                              (219)
Accretion on redeemable preferred stock
Return of common stock in settlement of
   ZoomLot agreements (Note 10)
Stock cancelled under benefit plans                                (42,848)      (2)                    (48)
Other comprehensive income (loss)
   unrealized loss on marketable securities
                                                ---      ---    ----------   ------     -----      --------
BALANCE, JANUARY 31, 2002                        --       --    39,377,589    1,969        --       174,337

Net loss
Surrender of common shares as
   payment on note receivable (Note 11)
Other comprehensive income (loss)
   unrealized loss on marketable securities
                                                ---      ---    ----------   ------     -----      --------
BALANCE, JANUARY 31, 2003                        --       --    39,377,589    1,969        --       174,337

Net loss
Acquisition of OMI                                                 200,000       10                      16
Stock awards to employees                                          372,000       18                     101
Stock issued for acquisition services
Deferred compensation expense
Other comprehensive income (loss)
   unrealized loss on marketable securities
                                                ---      ---    ----------   ------     -----      --------
BALANCE, JANUARY 31, 2004                        --      $--    39,949,589   $1,997     $  --      $174,454
                                                ===      ===    ==========   ======     =====      ========

                                                                       Deferred         Other                  Comprehensive
                                              Retained    Treasury   Compensation   Comprehensive                  Income
                                               Deficit      Stock       Expense     Income (loss)     Total        (Loss)
                                              ---------   --------   ------------   -------------   --------   -------------
BALANCE, JANUARY 31, 2001                     $(121,801)  $(23,275)      $  --          $ (44)      $ 31,455
Net loss                                        (14,268)                                             (14,268)     $(14,268)
Stock award                                         (51)       204                                       (66)
Accretion on redeemable preferred stock            (226)                                                (226)
Return of common stock in settlement of
   ZoomLot agreements (Note 10)                               (431)                                     (431)
Stock cancelled under benefit plans                                                                      (50)
Other comprehensive income (loss)
   unrealized loss on marketable securities                                               (89)           (89)          (89)
                                              ---------   --------       -----          -----       --------      --------
BALANCE, JANUARY 31, 2002                      (136,346)   (23,502)         --           (133)        16,325      $(14,357)
                                                                                                                  ========

Net loss                                           (109)                                                (109)         (109)
Surrender of common shares as
   payment on note receivable (Note 11)                        (96)                                      (96)
Other comprehensive income (loss)
   unrealized loss on marketable securities                                               (10)           (10)          (10)
                                              ---------   --------       -----          -----       --------      --------
BALANCE, JANUARY 31, 2003                      (136,455)   (23,598)         --           (143)        16,110      $   (119)
                                                                                                                  ========

Net loss                                         (2,982)                                              (2,982)       (2,982)
Acquisition of OMI                                                                                        26
Stock awards to employees                          (166)       262        (119)                           96
Stock issued for acquisition services              (143)       224                                        81
Deferred compensation expense                                                6                             6
Other comprehensive income (loss)
   unrealized loss on marketable securities                                               143            143
                                              ---------   --------       -----          -----       --------      --------
BALANCE, JANUARY 31, 2004                     $(139,746)  $(23,112)      $(113)         $  --       $ 13,480      $ (2,982)
                                              =========   ========       =====          =====       ========      ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Years Ended January 31,
                                                                          ----------------------------
                                                                           2004       2003      2002
                                                                          -------   -------   --------
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss                                                                  $(2,982)  $  (109)  $(14,268)
Adjustments to reconcile net loss to net cash
   (used in) provided by continuing operating activities:
      Loss (gain) from discontinued operations                                 13      (310)     9,174
      Gain on disposal of discontinued operations                              --        --       (394)
      Depreciation and amortization                                           722        33        606
      Loss on write-down of assets held for sale                               --        --        589
      Stock compensation                                                       --        --       (116)
Changes in operating assets and liabilities:
      Accounts receivable                                                    (566)       --         --
      Accrued income tax/refundable                                         3,443    (2,070)      (175)
      Accounts payable and other liabilities                                1,384    (1,017)    (2,240)
      Other operating assets and liabilities, net                            (319)     (845)      (691)
                                                                          -------   -------   --------
         Net cash provided by (used in) continuing operating activities     1,695    (4,318)    (7,515)
                                                                          -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collected on gross finance receivable                             --        --        155
   Proceeds from sale of loans                                                 --        --        313
   Change in contracts in progress                                             --       106        614
   Acquisition of OMI net of cash acquired                                    (97)       --         --
   Acquisition of The Campus Group net of cash acquired                    (3,111)       --         --
   Proceeds from sale of assets held for sale                                  --        --      2,065
   Proceeds from AFC distributions                                          1,079       300        909
   Proceeds from sale of marketable securities                              1,071        --         --
   Purchase of other property and equipment                                  (265)      (43)      (326)
   Purchase of affordable housing investments                                  --        --       (471)
                                                                          -------   -------   --------
         Net cash provided by (used in) investing activities               (1,323)      363      3,259
                                                                          -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on debt and notes payable                                    (490)       --         --
   Payments to retire Due to the Former Shareholder of The Campus Group    (1,256)       --         --
                                                                          -------   -------   --------
         Net cash used in financing activities                             (1,746)       --         --
                                                                          -------   -------   --------
Decrease in cash and cash equivalents from continuing operations           (1,374)   (3,955)    (4,256)
Decrease in cash and cash equivalents from discontinued operations           (123)     (294)    (2,066)
Cash and cash equivalents at beginning of year                              1,873     6,122     12,444
                                                                          -------   -------   --------
Cash and cash equivalents at end of year                                  $   376   $ 1,873   $  6,122
                                                                          =======   =======   ========

                                  - continued -

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                    Years Ended January 31,
                                                    -----------------------
                                                       2004     2003   2002
                                                     --------   ----   ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                     $    209    $ 3   $ --
                                                     ========    ===   ====
   Income taxes paid                                 $     64    $--   $293
                                                     ========    ===   ====
   Stock awards to employees                         $    214    $--   $ --
                                                     ========    ===   ====
   Stock issued for acquisition services             $     81    $--   $ --
                                                     ========    ===   ====
   Acquisition of The Campus Group:
      Non-cash assets acquired                       $ 17,260
      Liabilities assumed                              (1,484)
                                                     --------
                                                       15,776
      Promissory notes issued                         (12,665)
                                                     --------
      Cash paid, net of cash acquired                $  3,111
                                                     ========
   Acquisition of OMI:
      Non-cash assets acquired                       $  1,597
      Liabilities assumed                              (1,321)
                                                     --------
                                                          276
      Promissory notes issued                            (153)
      Common stock issued
                                                          (26)
                                                     --------
      Cash paid, net of cash acquired                $     97
                                                     ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. NAC consummated a series of acquisitions during the year ended January 31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company (see Note 2). NAC specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate communication, education and training video and other services for use at corporate events. Additionally, NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 5). NAC acquired its investment in AFC in April 2000.

     Prior to Fiscal 2003, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which were comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which was comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment. However, as the consequence of NAC's strategic review, as described below, completed in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments as of January 31, 2002 (see Note 11).

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the amounts of NAC and its wholly owned subsidiaries and its investment in AFC, a 50% owned limited liability company, which is accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

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

     GOODWILL AND OTHER INTANGIBLE ASSETS: NAC adopted Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations", and SFAS 142,"Goodwill and Other Intangible Assets", effective February 1, 2002. Prior to the adoption of SFAS 142, NAC recorded a monthly charge (as a reduction of its earnings from its investment in AFC) of $23,000 for the amortization, in a manner similar to goodwill, of the excess of NAC's investment in AFC over its share of the net assets of AFC. Under SFAS 142 intangible assets with indefinite lives, including goodwill, are no longer subject to amortization and are subject to testing for impairment annually and whenever there is an impairment indicator.

     In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial fair value of $9.5 million. The useful life of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over the estimated useful life of the intangible. From July 31, 2003, the date to acquisition, to January 31, 2004, NAC charged to operations $284,000 for the amortization of these intangible assets.

     The goodwill arising from NAC's acquisition of ZoomLot was being amortized on a straight-line basis over a three year period until the remaining amount was written off as the result of NAC's decision in December, 2001 to discontinue the operations of ZoomLot. The amortization and write-off of that goodwill is included in the results of discontinued operations (see Note 11).

     IMPAIRMENT OF LONG-LIVED ASSETS: Effective February 1, 2002, NAC adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this statement, NAC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, NAC would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values. NAC would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, NAC would discount the expected estimated future cash flows. Certain of these long-lived assets are being disposed of and have been written-down to their estimated fair value (see Notes 11 and 12).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     NAC determines the proper classification of its marketable debt and equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At January 31, 2003, all marketable securities were designated as available for sale. Accordingly, these securities are stated at market value, with unrealized gains and losses reported in a separate component of stockholders' equity ("accumulated other comprehensive income (loss)"). Realized gains and losses on sale of securities, as determined on a specific identification basis, are included in net income.

     ACCOUNTS RECEIVABLE: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is NAC's best estimate of the amount of probable credit losses in NAC's existing accounts receivable. NAC determines the allowance based on analysis of historical bad debts, client concentrations, client credit-worthiness and current economic trends. NAC reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. NAC does not have any off-balance sheet credit exposure related to its customers.

     PROPERTY AND EQUIPMENT: Property and equipment is stated at cost (see Note
4). Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from eighteen months to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

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

     REVENUES: NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $398,000 are included as a component of other current assets at January 31, 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     COST OF REVENUES: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

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

                                                     Years Ended January 31,
                                                   --------------------------
                                                     2004     2003     2002
                                                   -------   -----   --------
Net loss applicable to common stock, as reported   $(2,982)  $(109)  $(14,494)
Pro forma net loss                                  (2,982)   (261)   (14,647)
Loss per share, as reported                           (.36)   (.01)     (1.22)
Pro forma loss per share                              (.36)   (.03)     (1.25)

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The fair value of each award or option grant included in the above calculations is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the year ended January 31, 2001. No stock options were granted in Fiscal 2004, Fiscal 2003 or Fiscal 2002.

                           Year Ended
                          January 31,
                              2001
                          -----------

Risk-free interest rate         5.24%
Expected life             7.00 years
Expected volatility            93.06%

     The effects of applying SFAS 123 for the pro forma disclosures are not representative of the effects expected on reported net earnings (loss) per share in future years, since the valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

     EARNINGS PER SHARE: Basic earnings per share is computed by dividing net income (loss), after reduction for the accretion of the discount on NAC's Series C Redeemable Preferred Stock (see Note 10), by the weighted-average number of Common Shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an antidilutive effect on loss per share for Fiscal 2004, 2003 and 2002.

     NEW ACCOUNTING PRONOUNCEMENTS: In July, 2002 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard included lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 2002. SFAS 146 was adopted by NAC effective February 1, 2003. At the time of adoption, there was no material impact to NAC's financial statements.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. NAC does not hold any interest in VIE's as defined by FIN No. 46 and as a result the adoption of FIN No. 46 is not expected to have a material impact on the consolidated financial statements of NAC.

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

NOTE 2 - ACQUISITIONS

The Campus Group

     In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of four affiliated companies, Campus Group Companies, Inc., Audience Response Systems, Inc, Interactive Conferencing Network, Inc. and Multi-Video Services, Inc., collectively known as The Campus Group. In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, NAC (i) paid $2.8 million at closing from NAC's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. The Campus Group revenues for the years ended December 31, 2002 and 2001 were $10.7 million and $12.7 million, respectively. The Campus Group realized net income of $1.2 million and $2.3 million for those years, respectively. For financial reporting purposes, the effective date of the transaction was July 31, 2003.

     As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement under which he has agreed to serve as President of each of the four acquired companies with an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of The Campus Group. Under the terms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the acquired companies.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 2 - ACQUISITIONS (CONTINUED)

     The components and allocation of the purchase price were as follows (in thousands):

                                            Amount
                                           -------
Components of purchase price:
   Cash paid at closing                    $ 2,825
   Promissory notes issued at closing        9,840
   Convertible note issued at closing        2,825
   Transaction costs                           861
                                           -------
      Total purchase price                 $16,351
                                           =======

Allocation of purchase price:
   Current assets                          $ 1,758
   Property and equipment                    2,216
   Goodwill arising in the acquisition       4,379
   Other intangible assets                   9,482
                                           -------
                                            17,835
   Accounts payable and accrued expenses      (228)
   Due to shareholder                       (1,256)
                                           -------
   Net assets acquired                     $16,351
                                           =======

OMI

     In April 2003, NAC consummated a Merger Agreement and Plan of Reorganization whereby NAC acquired all of the outstanding common stock of OMI from Mr. Dean R. Thompson, sole stockholder of OMI. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000 (ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were $2.5 million and $3.5 million, respectively. OMI incurred net losses of $343,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger was April 1, 2003.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 2 - ACQUISITIONS (CONTINUED)

     The components and allocation of the purchase price were as follows (in thousands):

                                           Amount
                                           ------
Components of purchase price:
   Common stock                            $   26
   Promissory note                            153
   Transaction costs                          110
                                           ------
      Total purchase price                 $  289
                                           ======

Allocation of purchase price:
   Current assets                          $  376
   Property and equipment                     632
   Other assets                                61
   Goodwill arising in the acquisition        541
                                           ------
                                            1,610

   Accounts payable and accrued expenses     (516)
   Debt                                      (805)
                                           ------
   Net assets acquired                     $  289
                                           ======

     The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the year ended January 31, 2004 and 2003 as if the acquisitions were consummated on February 1, 2003 and 2002, respectively. Prior to its acquisition, The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the year ended January 31, with the historical results of The Campus Group and OMI for the year ended December 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:

                                                     Year Ended January 31,
                                                     ----------------------
                                                          2004      2003
                                                        -------   -------
Revenues                                                $12,240   $13,209
                                                        =======   =======
Net income (loss) from continuing operations            $(3,241)  $   339
                                                        =======   =======
Income (loss) per share from continuing operations      $ (0.39)  $  0.04
                                                        =======   =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 3 - MARKETABLE SECURITIES

     The marketable securities as of January 31, 2003 are summarized as follows (in thousands):

                                                Gross Unrealized
                                      ------------------------------------
                                       Cost    Gains   Losses   Fair Value
                                      ------   -----   ------   ----------
Equity securities - mutual funds at
   January 31, 2003                   $1,127    $--    $(143)      $984

     There were no investments by NAC in marketable securities as of January 31, 2004.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at January 31, 2004:

Description                   January 31, 2004   Estimated Useful Life
-----------                   ----------------   ---------------------
Leasehold Improvements             $  357        Lesser of useful life or term of lease
Machinery & Equipment               1,176        5 years
Computer Equipment                    774        3 years
Furniture & Fixtures                  305        5 years
Automobiles                            55        2 years
Software                              483        5 to 10 years
Small Tools                             4        18 months
Film Library                          130        5 years
                                   ------
                                    3,284
Less
   Accumulated depreciation          (528)
                                   ------
                                   $2,756
                                   ======

     Depreciation expense was $438,000, $33,000 and $334,000 for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 5 - INVESTMENT IN AFC

     On April 5, 2000, NAC, through its wholly owned subsidiary National Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading International, Inc. ("Reading"), formerly known as Reading Entertainment, Inc. for an initial investment of $11.1 million. At April 5, 2000, the investment exceeded NAC's share of the net assets of AFC by approximately $5.6 million, which is being treated in a manner similar to goodwill (see Note 1).

     AFC is currently owned 50% by NAC and 50% by Reading. The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

     NAC uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For Fiscal 2004, 2003 and 2002, NAC recorded income from its investment in AFC of $333,000, $375,000 and $373,000, respectively, representing its share of AFC's income. Additionally, in Fiscal 2002, prior to the adoption of SFAS 141 and SFAS 142, NAC recorded amortization expense of $272,000 as a reduction of its income from its investment in AFC. As a result of NAC's adoption of SFAS 141 and SFAS 142, this amortization charge was discontinued in Fiscal 2003.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 5 - INVESTMENT IN AFC (CONTINUED)

     Summarized financial statement information for AFC as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

                                                   December 31,
                                                 ----------------
                                                  2003      2002
                                                 ------   -------
CONDENSED BALANCE SHEET:
   Current assets                                $  894   $ 1,185
   Property and equipment, net                    1,409     1,524
   Goodwill                                       7,479     8,069
   Other assets                                      89        89
                                                 ------   -------
                                                 $9,871   $10,867
                                                 ======   =======

   Current liabilities                           $  682   $   756
   Non-current liabilities                        1,610     1,440
   Members' equity                                7,579     8,671
                                                 ------   -------
                                                 $9,871   $10,867
                                                 ======   =======

                                             For the Year Ended December 31,
                                             -------------------------------
                                                  2003     2002     2001
                                                 ------   ------   ------
CONSENSED STATEMENT OF EARNINGS:
   Revenues                                      $5,791   $6,032   $6,958

   Film rental                                    1,320    1,627    2,243
   Operating costs                                2,744    2,831    3,127
   Depreciation and amortization                    850      699      693
   General and administrative expenses              211      125      149
                                                 ------   ------   ------
                                                  5,125    5,282    6,212
                                                 ------   ------   ------
   Net income                                    $  666   $  750   $  746
                                                 ======   ======   ======

   NAC's proportionate share of net income       $  333   $  375   $  373
   Amortization expense                              --       --      272
                                                 ------   ------   ------
   Income from investment in AFC                 $  333   $  375   $  101
                                                 ======   ======   ======

NOTE 6 - FINANCIAL INSTRUMENTS

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 7 - OTHER LIABILITIES

     The components of other liabilities are as follows (in thousands):

                                  January 31,
                                ---------------
                                 2004     2003
                                ------   ------

Accrued interest                $  160   $   --
Accrued litigation expenses        334      368
Accrued expenses                   951      841
Accrued state and local taxes      102       47
                                ------   ------
   Total                        $1,547   $1,256
                                ======   ======

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS

     As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. In December 2003, NAC paid $244,000 in principal and $161,000 in interest pursuant to the terms of the notes. At January 31, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and Convertible Notes of $6.3 million, $3.3 million and $2.8 million, respectively.

     As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

     During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. In addition, during 2001 OMI obtained a $100,000 revolving credit facility (the "Credit Facility") with a bank which must be renewed annually. The Credit Facility bears interest at 2.5% per annum above the bank's prime rate. The Term Loan and the Credit Facility are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In July 2003, NAC paid $83,000 to retire the Credit Facility. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank has requested repayment of the Term Loan in full prior to May 31, 2004. The outstanding balance of the Term Loan at April 16, 2004 is $150,000.

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

     The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum. At January 31, 2004, there was $86,000 outstanding under the promissory note.

     OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest.

     The components of long term obligations and convertible debt at January 31, 2004 are as follows (in thousands):

                            January 31, 2004
                            ----------------
Capital leases                   $    66
Term loan                            158
SBA loan                             402
Promissory note                       86
Base promissory notes              6,321
Trailing promissory notes          3,275
Convertible debt                   2,825
                                 -------
                                  13,133
Less current maturities           (1,339)
                                 -------
Long term obligations and
   convertible debt              $11,794
                                 =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

     NAC's current maturities and convertible debt obligations at January 31, 2004 are as follows (in thousands):

                                January 31, 2004
                                ----------------
2004                                 $ 1,348
2005                                   1,198
2006                                   1,199
2007                                   1,260
2008                                   1,325
Thereafter                             6,811
                                     -------
                                      13,141
Less interest due under
   capital leases obligations             (8)
                                     -------
                                     $13,133
                                     =======

     The cost and accumulated depreciation for equipment under capital leases were $335,000 and $93,000, respectively at January 31, 2004.

NOTE 9 - INCOME TAXES

     The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

                                       Years Ended January 31,
                                       -----------------------
                                        2004     2003     2002
                                       -----   -------   -----
Current
   Federal                             $  --   $(2,215)  $(331)
   Foreign                              (287)       --      --
   State                                (108)       --      --
                                       -----   -------   -----
                                        (395)   (2,215)   (331)
Deferred
   Federal                                --        --      --
   Foreign                                --        --      --
   State                                  --        --      --
                                       -----   -------   -----
                                          --        --      --
                                       -----   -------   -----
Total                                   (395)   (2,215)   (331)

Allocated to discontinued operations     415       145     331
                                       -----   -------   -----
Continuing operations                  $  20   $(2,070)  $  --
                                       =====   =======   =====

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 9 - INCOME TAXES (CONTINUED)

     For Fiscal 2004, Fiscal 2003 and Fiscal 2002, NAC recorded income tax benefits of $395,000, $2.2 million and $331,000, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2002 these tax benefits arose and are a component of discontinued operations. For Fiscal 2004 and Fiscal 2003, $415,000 and $145,000, respectively, of the tax benefit is a component of discontinued operations.

     As of January 31, 2004 NAC has net operating loss carryforwards of $86.5 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire: $23.0 million in Fiscal 2019, $21.2 million in Fiscal 2020, $24.1 million in Fiscal 2021, $10.6 million in Fiscal 2022, $5.2 million in Fiscal 2023 and $2.4 million in Fiscal 2024. At January 31, 2004, NAC has claims for refunds in the amount of $2.2 million.

     As a result of NAC's November 3, 2000 repurchases of shares of its Common Stock, NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling $56.3 million incurred prior to November 3, 2000 will be subject to significant annual limitation. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $30.2 million as of January 31, 2004, are not subject to the Section 382 limitation.

     As of January 31, 2004, NAC also has unused low income housing credits totaling $4.4 million which expire: $644,000 in Fiscal 2013, $833,000 in Fiscal 2019, $966,000 in Fiscal 2020, $981,000 in Fiscal 2021, $908,000 in Fiscal 2022,
$53,000 in Fiscal 2023 and $12,000 in Fiscal 2024. Of such low income housing credits, $3.2 million were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above.

     As of January 31, 2004, NAC has $908,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 9 - INCOME TAXES (CONTINUED)

     The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                        January 31,
                                                    -------------------
                                                      2004       2003
                                                    --------   --------

Deferred tax assets:
   Depreciation                                     $      1   $      2
   Self-insurance claims                                 142        181
   State income taxes                                    100        138
   Accrued liabilities                                   574        385
   Tax credits carryforwards                           5,305      5,420
   Net operating loss carryforward                    30,264     29,211
   Other                                                   7          4
                                                    --------   --------
      Total deferred tax assets                       36,393     35,341
                                                    --------   --------
Deferred tax liabilities:
   Limited partnership investments                    (1,715)    (1,491)
                                                    --------   --------
      Total deferred tax liabilities                  (1,715)    (1,491)
                                                    --------   --------

Net deferred tax asset before valuation allowance     34,678     33,850
Less: valuation allowance                            (34,678)   (33,850)
                                                    --------   --------
Net deferred tax asset                              $     --   $     --
                                                    ========   ========

     A valuation allowance for all of NAC's net deferred tax assets has been provided as NAC is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2004, Fiscal 2003 and Fiscal 2002 was $828,000, $3.2 million and $4.1 million, respectively.

     Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                          Years Ended January 31,
                                                         ------------------------
                                                          2004     2003      2002
                                                         -----    ------    -----
Statutory rate                                           (35.0)%   (35.0)%  (35.0)%
Permanent differences                                      6.0       0.4      1.9
State income taxes (net of federal tax benefit)            0.4        --     (0.8)
Deferred tax valuation allowance                          25.8    (129.1)    56.7
Tax credits                                                3.4     165.3    (17.8)
Benefit due to AMT net operating loss carryback claims      --     (83.2)      --
Adjustment to NOL carryforward                              --       6.4       --
Other                                                       --      (8.0)    (5.0)
                                                         -----    ------    -----
   Effective Tax Rate                                       .6%    (83.2)%    (.0)%
                                                         =====    ======    =====

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK

Redeemable Preferred Stock

     The following sets forth the changes in Series C Redeemable Preferred Stock for the year ended January 31, 2002 (dollars in thousands):

                                                     Shares    Dollars
                                                    --------   -------

Balance, January 31, 2001                            729,047    $ 629
   Accretion of discount to redemption price                      226
   Shares redeemed pursuant to terms of Exchange
      Agreement (Note 11)                            (62,380)    (855)
   Shares forfeited pursuant to terms of Exchange
      Agreement (Note 11)                           (666,667)
                                                    --------    -----
Balance, January 31, 2002                                 --    $  --
                                                    ========    =====

Preferred Stock

     NAC is authorized to issue up to 2,000,000 shares of Preferred Stock, in one or more series, having such preferences and terms as the Board of Directors may determine. At January 31, 2004 and 2003, there were no outstanding shares of Preferred Stock and NAC had 2,000,000 shares of Preferred Stock authorized and available for issuance.

Common Stock Repurchases

     As described in Note 11, in January 2002 under the Exchange Agreement, the contingent obligation of the chief executive officer and sole stockholder of Cygnet Capital, Cygnet Capital, or another company owned by the stockholder to make a payment of $5.2 million to NAC if ZoomLot did not reach the financial performance objectives by December 31, 2003 was in part resolved by the transfer back to NAC of 3,079,530 shares of NAC Common Stock, which for the purposes of the Exchange Agreement were valued at $1.25 per share and the issuance to NAC a promissory note in the amount of $986,000 payable with interest at 4% per annum, in cash or NAC Common Stock (at a mutually agreed upon value of $1.25 per share) on or before January 31, 2003. For financial reporting purposes, NAC recorded the 3,079,530 shares of Common Stock returned under the Exchange Agreement at $431,000, representing their market value of the basis of the quoted market price of NAC's Common Stock. In addition, NAC recorded the note receivable, a component of other assets, at a net value of $110,000 reflecting the market value at January 31, 2002 of the 788,838 shares of NAC Common Stock the maker of the note had the option to tender in payment of the principal.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

     On August 29, 2002, the former ZoomLot shareholders transferred to NAC 409,140 shares of NAC Common Stock as an installment payment against the promissory note. The market value of the 409,140 shares at the date of their transfer was $16,000 less than the $56,000 carrying amount of the note extinguished by the transfer, and, accordingly, NAC recorded the surrendered shares at their market value of $40,000 and a note receivable collectibility charge (included in general and administrative expenses) for the $16,000 deficiency. On November 13, 2002, the former ZoomLot shareholders transferred to NAC 402,000 shares of NAC common stock with a net value of $56,000 as the second and final payment against the promissory note. No gain or loss was realized on the final payment against the promissory note.

Stock Grants and Awards

     As a consequence of NAC's significant acquisitions consummated during Fiscal 2004, NAC granted 372,000 shares of Common Stock pursuant to the 2003 Restricted Stock Plan (see Note 13) valued at $119,000 representing the fair value of the Common Stock at the time of award. NAC charged to deferred compensation expense, a component of stockholders' equity, $119,000 during Fiscal 2004. In addition, NAC awarded to three of its executive business managers, other than its Chief Executive Officer, an aggregate of 350,000 shares of unregistered, restricted Common Stock from treasury stock valued at $95,000 representing the fair value of the Common Stock at the time of award. NAC charged to operations $95,000 in compensation expense for Fiscal 2004 for the award of Common Stock.

     NAC issued 300,000 shares of Common Stock from treasury stock in Fiscal 2004 to certain professional advisors for their services rendered in connection with NAC's acquisition initiatives consummated during the year. The 300,000 shares of Common Stock, valued at $82,000 at the time of grant, have been accounted for as a component of the cost of the acquisitions.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK (CONTINUED)

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

NOTE 11 - DISCONTINUED OPERATIONS

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 11 - DISCONTINUED OPERATIONS (CONTINUED)

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

     As part of the Merger Agreement, NAC made a capital contribution to ZoomLot of $5.2 million, which ZoomLot used to repay advances that had been made to it by Cygnet Capital Corporation ("Cygnet Capital"). The chief executive office and sole stockholder of Cygnet Capital was also a stockholder of ZoomLot, and by virtue of the Merger Agreement and subsequent conversion of Series B Convertible Preferred Stock became the beneficial holder of 1,707,004 shares of NAC Common Stock and 459,229 shares of Series C Redeemable Preferred Stock. This stockholder had also previously acquired beneficial ownership of shares of NAC Common Stock in market purchases, and beneficially owned an aggregate of 2,077,004 shares NAC Common Stock, which represent 17.7% of the then outstanding shares of NAC's Common Stock. Under the Merger Agreement the stockholder, Cygnet Capital, or another company owned by the stockholder, were required to repay the $5.2 million to NAC unless ZoomLot met the financial performance objectives, or an event occurs, that eliminated the forfeiture of the Series C Redeemable Preferred Stock.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 11 - DISCONTINUED OPERATIONS (CONTINUED)

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

     NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as the result of NAC's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations). For the years ended January 31, 2004, 2003 and 2002, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note
15).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 11 - DISCONTINUED OPERATIONS (CONTINUED)

     Summarized results of discontinued operations are as follows (in thousands):

                                                            Discontinued Operations
                                                  ------------------------------------------
                                                                  Auto      Auto
                                                  E-Commerce   Financing   Rental     Total
                                                  ----------   ---------   ------   --------
FISCAL 2004
   Revenue                                         $     --      $  12     $  --    $     12

   General and administrative (expenses) income          --        (26)       --         (26)
                                                   --------      -----     -----    --------
                                                         --        (26)       --         (26)
                                                   --------      -----     -----    --------
   Income (loss) before income taxes                     --        (14)       --         (14)
   Provision (benefit) for income taxes                  --       (131)     (284)       (415)
                                                   --------      -----     -----    --------

   Income (loss) from discontinued operations      $     --      $ 117     $ 284    $    401
                                                   ========      =====     =====    ========
FISCAL 2003
   Revenue                                         $     --      $  28     $  --    $     28

   General and administrative (expenses) income           2       (140)      275         137
                                                   --------      -----     -----    --------
                                                          2       (140)      275         137
                                                   --------      -----     -----    --------
   Income (loss) before income taxes                      2       (112)      275         165
   Provision (benefit) for income taxes                  --       (145)       --        (145)
                                                   --------      -----     -----    --------

   Income (loss) from discontinued operations      $      2      $  33     $ 275    $    310
                                                   ========      =====     =====    ========
FISCAL 2002
   Revenue                                         $    867      $  34     $  --    $    901

   Operating expense                                (10,236)        --        --     (10,236)

   General and administrative (expenses) income          --        293      (463)       (170)
                                                   --------      -----     -----    --------
                                                    (10,236)       293      (463)    (10,406)
                                                   --------      -----     -----    --------
   Income (loss) before income taxes                 (9,369)       327      (463)     (9,505)
   Provision (benefit) for income taxes                  --       (331)       --        (331)
                                                   --------      -----     -----    --------
   Income (loss) from discontinued operations        (9,369)       658      (463)     (9,174)
   Gain on disposal of operations, net of tax           394         --        --         394
                                                   --------      -----     -----    --------

   Income (loss) from discontinued operations      $ (8,975)     $ 658     $(463)   $ (8,780)
                                                   ========      =====     =====    ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 12 - SALE OF ASSETS

Investments in Affordable Housing Projects

     NAC invested in affordable housing projects through its interests in various limited liability partnerships. Historically, NAC's investment in affordable housing projects had been held for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments.

     On January 14, 2002, NAC sold its limited partnership interests in eight projects to Idacorp Financial Services, Inc. for $2.5 million. NAC incurred closing costs, transfer fees and provision for the recapture of previously deducted investment tax credits in lieu of posting a bond of $510,000 and as a result incurred a loss (reflected in continuing operations) of $549,000. NAC retained its limited partnership interests in three projects, which at January 31, 2004 and 2003 are included in other assets at their estimated fair market value of $200,000.

NOTE 13 - BENEFITS PLANS

1993 Equity Incentive Plan

     NAC's 1993 Equity Incentive Plan ("1993 Plan") provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees. The total number of shares available for options or awards granted under the 1993 Plan is 2,200,000 shares. There were 42,848 shares of restricted Common Stock cancelled under this Plan during Fiscal 2002. There were 245,000 stock options cancelled under this Plan during Fiscal 2004. There were 373,352 shares available for future stock awards or option grants at January 31, 2004. No options were granted under this Plan in Fiscal 2004, 2003 and 2002.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 13 - BENEFITS PLANS (CONTINUED)

     A summary of all options granted, exercised, and cancelled by the 1993 Plan were as follows:

                           Number of   Exercise Price
                            Options      Per Share
                           ---------   --------------
Balance January 31, 2001   1,884,400        0.86
   Granted                        --          --
   Exercised                      --          --
   Cancelled                  (9,400)       4.53
                           ---------

Balance January 31, 2002   1,875,000        0.84
   Granted                        --          --
   Exercised                      --          --
   Cancelled                      --          --
                           ---------

Balance January 31, 2003   1,875,000        0.84
   Granted                        --          --
   Exercised                      --          --
   Cancelled                (245,000)       1.12
                           ---------
Balance January 31, 2004   1,630,000        0.80
                           =========

     The outstanding options expire at dates through the year 2010. A summary of stock options outstanding and exercisable as of January 31, 2004 is as follows:

                                    Options Outstanding                          Options Exercisable
                  ------------------------------------------------------   ------------------------------
   Range of                        Weighted Average     Weighted Average                 Weighted Average
  Per Share          Number     Remaining Contractual       Per Share         Number        Per Share
Exercise Prices   Outstanding        Life (years)        Exercise Price    Exercisable    Exercise Price
---------------   -----------   ---------------------   ----------------   -----------   ----------------
$0.66 to $0.92     1,205,000           6.75                    $0.68        1,205,000         $0.68
$1.03 to $1.15       350,000            5.4                     1.04          350,000          1.04
$1.66                 75,000           4.21                     1.66           75,000          1.66
                   ---------                                                ---------
Total              1,630,000                                                1,630,000
                   =========                                                =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 13 - BENEFITS PLANS (CONTINUED)

2003 Restricted Stock Plan

     As a consequence of the significant acquisitions consummated during Fiscal 2004, NAC sponsored a 2003 Restricted Stock Plan ("2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of NAC. During Fiscal 2004, there were 372,000 shares of Common Stock granted under the terms of the plan. Each share granted is restricted and unregistered stock and each award vests at the rate of 20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For Fiscal 2004, NAC charged to deferred compensation expense $119,000, a component of shareholders' equity, for the 2003 Plan grants. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted Common Stock.

401(k) Savings and Profit Sharing Plan

     As a consequence of NAC's acquisitions consummated during Fiscal 2004 NAC maintained three employee defined contribution benefit programs under IRS Code section 401(k) from the date of each acquisition to December 31, 2003. The three employee benefit plans maintained were (i) NAC 401(k) Savings and Profit Sharing Plan ("NAC 401k"), (ii) The Campus Group 401(k) Plan ("Campus 401k"), and (iii) the OMI 401(K) Profit Sharing Plan ("OMI 401k"). Effective December 31, 2003, NAC merged the Campus 401k and the OMI 401k plans into the NAC 401k (the "Plan Merger") and all previously unvested balances for all active employees became vested at December 31, 2003.

     Prior to the Plan Merger, the Campus 401k covered substantially all The Campus Group employees who have completed one year of service. The Campus 401k allows eligible employees to contribute up to 50% of their compensation on a pre-tax basis. The Campus 401k provides for a discretionary matching contribution at the end of each plan year. Discretionary contributions under the Campus 401k vest incrementally over 6 years. There were no discretionary matching contributions for Fiscal 2004.

     Prior to the Plan Merger, the OMI 401k covered substantially all OMI employees who have completed one month of service. The OMI 401k allows eligible employees to contribute up to 50% of the compensation on a pre-tax basis. OMI matches 50% of the first 6% of the employees' contribution to a maximum of $3,000 per annum. OMI matching contributions under the OMI 401k vest after 3 years of employment. For the period April 1, 2003 to December 31, 2003, NAC charged to operations for OMI's matching contributions $13,000.

     The NAC 401k covered substantially all NAC employees and as of December 31, 2003, all active employees who were covered under the Campus 401k, OMI 401k and have completed 90 days of service. The NAC 401k allows eligible employees to contribute up to 50% of their compensation on a pre-tax basis. Prior to December 31, 2003, NAC matched 50% of the first 4% of the employees' contribution and the contributions vested incrementally over 6 years. Upon the Plan Merger, the NAC 401k provides a safe harbor matching contribution of (i) 100% of the first 3% of the employee's contribution, (ii) 50% of the next 2% of the employees' contribution for a maximum of 4% matching contribution and (iii) vesting for the NAC matching contribution is immediate. The charge to operations for NAC's contribution to the NAC 401k was $26,000, $11,000 and $8,000 for years ended January 31, 2004, 2003 and 2002, respectively.

     NAC does not provide post-retirement or post-employment benefits to its employees.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 14 - RELATED PARTY TRANSACTIONS

     The Campus Group leases its corporate headquarters in Tuckahoe, New York and its Bohemia, New York warehouse and distribution center from a former The Campus Group shareholder. The leases expire in April 2010. The annual lease commitment during the term is $175,000 per annum. NAC charged to operations rent expense of $87,000 for the period August 1, 2003 to January 31, 2004.

     Pursuant to the terms of The Campus Group Stock Purchase Agreement dated July 31, 2003, NAC repaid certain loans and advances to former The Campus Group Shareholders (see Note 2). Prior to NAC's acquisition, former shareholders of The Campus Group loaned and advanced $1.3 million for the day-to-day working capital needs of the business. NAC repaid in full the shareholder loans and advances in periodic installments, as required, prior to January 31, 2004.

     NAC contracted for investor relations and other financial advisory services from Mallory Factor Inc. during Fiscal 2002. For Fiscal 2002, NAC paid Mallory Factor Inc. $125,000. Effective April 2001, NAC consummated an agreement to sub-lease its New York corporate headquarters from Mallory Factor Inc. Pursuant to the terms of the Sublease Agreement, NAC subleases its 5,500 square foot New York headquarters commencing April 1, 2001 and NAC issues all payments directly to the landlord in accordance with the terms of the Master Lease. The sublease agreement provides for an annual base rent of $199,000 and the term expires July 31, 2006. Mallory Factor, who was a member of NAC's Board of Directors from December 2000 until January 2002, is a principal at Mallory Factor Inc.

     During Fiscal 2002, NAC paid $69,000 to Automotive Personnel, LLC, for outplacement services provided to the employees of NAC terminated as a part of its then restructuring plan. The President of Automotive Personnel, LLC, was a member of NAC's Board of Directors until December 2001.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. Hearings on the proposed settlement were held on May 13, 2003 and October 15, 2003. Subsequent to the October 15, 2003 hearing, the New York Supreme Court approved the terms of the proposed settlement and issued the Court's written Order and Judgment in December 2003. Certain Plaintiffs in the Delaware Consolidated Action have objected to the terms of the settlement and have filed an appeal with the New York Appellate Court. As of April 16, 2004, no date has been set by the Appellate Court to review the appeal.

     In the Delaware Consolidated Action, a motion to dismiss that Action was also filed in 2002 and was denied by the Delaware court in January 2003. In January 2004, NAC re-filed a motion to dismiss the Delaware Consolidated Action based upon the New York Supreme Court's written Order and Judgment issued in December 2003. The Delaware Court has previously stayed further proceedings in the Consolidated Action pending issuance of the New York court's order. In April 2004, oral arguments were presented to the Delaware Court regarding NAC motion to dismiss. As of April 16, 2004, no decision has been made by the Delaware Court.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     NAC is named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle. Initially, the Plaintiffs appeared to be recovering well from the injuries sustained. However, subsequently plaintiff Simpson underwent an accident-related surgery on his back for removal of a shunt, during which nerves in the spine were severed causing paraplegia. The Plaintiffs are suing for damages resulting from their injuries and the subsequent paraplegia suffered by plaintiff Simpson. The doctor and hospital that performed the surgery were also named as defendants by Plaintiffs and have been impleaded by NAC under a theory of medical malpractice. Damages alleged in the complaint are not specified, although in discovery Plaintiffs have indicated they are seeking millions of dollars in compensatory and other damages. The matter is scheduled for trial during 2004.

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

     Because of the uncertainties related to these two matters, as well as several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At January 31, 2004 NAC had accrued $408,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Litigation

     In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Lease Commitments

     NAC leases office and warehouse facilities in Indiana, Los Angeles, New York, Ohio and Florida under leases expiring at various dates. NAC's ZoomLot subsidiary, has subleased its office in Phoenix, AZ to an unaffiliated third party for the remainder of its term which expires in September 2006 at a rate of $253,000 per annum. In addition to the lease base rents, NAC is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31, 2004, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows:

                       Fiscal Year          Amount
                       -----------          ------
                           2005             $  680
                           2006                647
                           2007                528
                           2008                348
                           2009                175
                        Thereafter             218
                                            ------
                                            $2,596
                                            ======

NOTE 16 - SIGNIFICANT CLIENTS

     Revenues for Fiscal 2004 were $7.1 million and are comprised principally of revenues derived from the Acquired Companies operations, (i) OMI revenues of $2.2 million for the ten month period ended January 31, 2004 and (ii) The Campus Group revenues of $4.9 million for the six month period ended January 31, 2004. As a consequence of the acquisitions, Pfizer Inc., Booz Allen Hamilton Inc. and Cardinal Health, Inc. accounted for 18%, 13% and 13%, respectively of revenues for Fiscal 2004. Since NAC revenues from its Acquired Companies are measured from the date of each acquisition, such revenues are not necessarily fully indicative of the results NAC may achieve in Fiscal 2005 when it consolidates the Acquired Companies for the entire fiscal year. The loss of any one such client could have a material adverse effect on NAC.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial information for Fiscal 2004, 2003 and 2002 (in thousands, except per share amounts):

                                                                       Quarter
                                                        -------------------------------------
                                                         First     Second    Third     Fourth
                                                        -------   -------   -------   -------
FISCAL 2004
Total revenue(1)                                        $   330   $   551   $ 3,051   $ 3,212
                                                        =======   =======   =======   =======
Income (loss) from continuing operations(1)             $  (659)  $  (728)  $  (319)  $(1,677)
Discontinued operations, net of tax(1)                       (6)       (6)        1       412
                                                        -------   -------   -------   -------
Net income (loss)                                       $  (665)  $  (734)  $  (318)  $(1,265)
                                                        =======   =======   =======   =======
Basic and diluted income (loss) earnings per share(2)
   Continuing operations                                $  (.08)  $  (.09)  $  (.04)  $  (.19)
   Discontinued operations                                   --        --        --       .05
                                                        -------   -------   -------   -------
   Net income (loss) per share                          $  (.08)  $  (.09)  $  (.04)  $  (.14)
                                                        =======   =======   =======   =======
FISCAL 2003
Total revenue(1)                                        $    --   $    --   $    --   $    --
                                                        =======   =======   =======   =======
Income (loss) from continuing operations(1)             $  (703)  $  (793)  $  (780)  $ 1,857
Discontinued operations, net of tax(1)                      182       (36)     (173)      337
                                                        -------   -------   -------   -------
Net income (loss)                                       $  (521)  $  (829)  $  (953)  $ 2,194
                                                        =======   =======   =======   =======
Basic and diluted income (loss) earnings per share(2)
   Continuing operations                                $  (.08)  $  (.10)  $  (.09)  $   .24
   Discontinued operations                                  .02        --      (.02)      .04
                                                        -------   -------   -------   -------
   Net income (loss) per share                          $  (.06)  $  (.10)  $  (.11)  $   .28
                                                        =======   =======   =======   =======
FISCAL 2002
Total revenue(1)                                        $    --   $    --   $    --   $    --
                                                        =======   =======   =======   =======
Income (loss) from continuing operations(1)             $(1,210)  $(1,365)  $(1,160)  $(1,753)
Discontinued operations, net of tax(1)                   (1,144)   (1,323)   (6,787)      474
                                                        -------   -------   -------   -------
Net income (loss)                                       $(2,354)  $(2,688)  $(7,947)  $(1,279)
                                                        =======   =======   =======   =======
Basic and diluted income (loss) earnings per share(2)
   Continuing operations                                $  (.10)  $  (.12)  $  (.10)  $  (.13)
   Discontinued operations                                 (.10)     (.11)     (.58)      .02
                                                        -------   -------   -------   -------
   Net income (loss) per share                          $  (.20)  $  (.23)  $  (.68)  $  (.11)
                                                        =======   =======   =======   =======

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

                     December 25, 2003 and December 26, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
ANGELIKA FILM CENTERS, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a Delaware limited liability company) as of December 25, 2003 and December 26, 2002, and the related statements of income, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 25, 2003 and December 26, 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton
-----------------------------
Cleveland, Ohio
March 25, 2004

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                 BALANCE SHEETS
                          (dollar amounts in thousands)

                     December 25, 2003 and December 26, 2002

                                                      DECEMBER 25,   DECEMBER 26,
                                                          2003           2002
                                                      ------------   ------------
                       ASSETS
Current Assets
   Cash
   Trade and other receivables                           $  488         $ 1,099
   Due from affiliates (Note E)                              16               4
   Concession inventories (Note A)                          370              64
   Prepaid expenses and other current assets                  7              10
      Total current assets                                   13               8
                                                         ------         -------
                                                            894           1,185
Property, Equipment and Leasehold Improvements, net
   (Note B)                                               1,409           1,524
Intangible With Definitive Life (Note A)                  7,479           8,069
Deposits                                                     89              89
                                                         ------         -------
         TOTAL ASSETS                                    $9,871         $10,867
                                                         ======         =======
            LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities              $  525         $   549
   Due to affiliates (Note E)                                85             151
   Deferred income and other obligations                     72              56
                                                         ------         -------
      Total current liabilities                             682             756

Deferred Rental Obligations  (Note C)                     1,610           1,440
                                                         ------         -------
      Total liabilities                                   2,292           2,196

Commitments and Contingencies (Note D)                       --              --

Members' Equity (Note A)                                  7,579           8,671
                                                         ------         -------
         TOTAL LIABILITIES AND MEMBERS' EQUITY           $9,871         $10,867
                                                         ======         =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENTS OF INCOME
                          (dollar amounts in thousands)

           For the years ended December 25, 2003 and December 26, 2002

                                                     DECEMBER 25,   DECEMBER 26,
                                                         2003           2002
                                                     ------------   ------------
Revenue
   Theatre income                                       $4,646         $5,028
   Theatre concessions                                     595            576
   Cafe concession sales                                   405            369
   Rental and other income                                 145             59
                                                        ------         ------
      Total operating income                             5,791          6,032

Operating costs and expenses
   Film Rental                                           1,320          1,627
   Operating costs                                       2,744          2,831
   General and administrative expenses                     176            116
   Depreciation and amortization                           850            699
                                                        ------         ------
      Total operating costs and expenses                 5,090          5,273
                                                        ------         ------
         Income from operations                            701            759
                                                        ------         ------
Other income
   Interest income                                          --              3
                                                        ------         ------
      Total other income                                    --              3
                                                        ------         ------
         Income before state and local tax expense         701            762

State and local income tax expense (Note A)                 35             12
                                                        ------         ------
            NET INCOME                                  $  666         $  750
                                                        ======         ======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

           For the years ended December 25, 2003 and December 26, 2002

                                          NATIONAL              CITADEL      READING
                                          CINEMAS,      FA     CINEMAS,   INTERNATIONAL
                                            INC.       INC.      INC.          INC.        TOTAL
                                          --------   -------   --------   -------------   -------
BALANCE AT DECEMBER 27, 2001               $4,260    $ 2,834   $ 1,427       $   --       $ 8,521

   Transfer of interest in AFC (Note A)        --     (2,834)   (1,427)       4,261            --

   Distribution to members                   (300)        --        --         (300)         (600)

   Net income                                 375         --        --          375           750
                                           ------    -------   -------       ------       -------

BALANCE AT DECEMBER 26, 2002                4,335         --        --        4,336         8,671

   Distribution to members                   (879)        --        --         (879)       (1,758)

   Net income                                 333         --        --          333           666
                                           ------    -------   -------       ------       -------

BALANCE AT DECEMBER 25, 2003               $3,789    $    --   $    --       $3,790       $ 7,579
                                           ======    =======   =======       ======       =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)

           For the years ended December 25, 2003 and December 26, 2002

                                                              DECEMBER 25,   DECEMBER 26,
                                                                  2003           2002
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   666        $   750
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                 850            699
      Deferred rent expense                                         170            169
      Changes in assets and liabilities associated with
         operating activities:
         Trade and other receivables                                (12)             3
         Due to (from) affiliates                                  (372)           435
         Concessions inventories                                      3             (1)
         Prepaid expenses and other current assets                   (5)           153
         Accounts payable and accrued liabilities                   (24)          (527)
         Deferred income and other obligations                       16             21
                                                                -------        -------
            Net cash provided by operating activities             1,292          1,702

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and
      leasehold improvements                                       (145)        (1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to members                                       (1,758)          (600)
                                                                -------        -------
            NET (DECREASE) INCREASE IN CASH                        (611)            18

Cash at beginning of year                                         1,099          1,081
                                                                -------        -------

Cash at end of period                                           $   488        $ 1,099
                                                                =======        =======
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the year for income taxes                   $    24        $    12
                                                                =======        =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                          NOTES TO FINANCIAL STATEMENTS
                     December 25, 2003 and December 26, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Angelika Film Centers LLC (AFC) is a Delaware limited liability company, whose membership interest at December 25, 2003 is held 50% by Reading International, Inc. (RDI) and 50% by National Cinemas, Inc. (NCI), a wholly-owned subsidiary of National Auto Credit, Inc.

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

     Fiscal Year

     AFC's fiscal year ends on the last Thursday of December. Each of the twelve months ended December 25, 2003 and December 26, 2002 contained 52 weeks. Unless stated otherwise, references herein are to the AFC's fiscal years.

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

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     December 25, 2003 and December 26, 2002

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

     Intangible With Definitive Life

     AFC originally recorded $11,810,000 as an intangible in conjunction with an asset acquisition during fiscal year 1996. AFC licenses the use of the name "Angelika" under a licensing agreement. The Company had an independent appraisal, which was used to determine the fair value of assets acquired. The Company is amortizing the intangible on a straight-line basis over a twenty-year period. Accumulated amortization of the intangible is $4,331,000 and $3,741,000 at December 25, 2003 and December 26, 2002,
     respectively.

     Advertising Expense

     Advertising costs are expensed as incurred. Advertising expenses were approximately $297,000 and $249,000 for the years ended December 25, 2003 and December 26, 2002, respectively.

     Fair Value Financial Instruments

     The Company has various financial instruments including cash and cash equivalents, trade and other receivables and accounts payable and accrued liabilities. These instruments are short-term in nature and the Company has determined that their carrying values approximate estimated fair values.

     Impairment of Long-Lived Assets

     Effective January 1, 2002, AFC adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with this statement, AFC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, AFC would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values. AFC would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, AFC would discount the expected estimated future cash flows. No impairment was recorded during the 12 months ended December 25, 2003 and December 26, 2002.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     December 25, 2003 and December 26, 2002

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

     New Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to provide guidance on when an investor should consolidate another entity from which they receive benefits or are exposed to risks when those other entities are not controlled based on traditional voting interests or they are thinly capitalized. This statement was subsequently revised by FIN 46 (revised December 2003) (FIN 46R) in December 2003. This revision clarified some of the provisions of FIN 46. The provisions of FIN 46R are effective beginning December 15, 2003 for public entities that have interests in structures that are considered special-purpose entities and March 15, 2004 for all other types of variable interest entities. The adoption of FIN 46R did not have an effect on AFC's financial position or results of operations.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 25, 2003 and December 26, 2002, a summary of property, equipment and leasehold improvements is as follows (in thousands):

                                         DECEMBER 25,   DECEMBER 26,
                                             2003           2002
                                         ------------   ------------
     Leasehold improvements                 $1,297         $  532
     Furniture, fixtures and equipment         994            537
     Construction in progress                   --          1,077
                                            ------         ------
                                             2,291          2,146
     Less accumulated depreciation             882            622
                                            ------         ------
        Property, equipment and
           leasehold improvements, net      $1,409         $1,524
                                            ======         ======

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     December 25, 2003 and December 26, 2002

NOTE C - LEASE COMMITMENTS

     AFC leases a theater under a non-cancelable operating lease which matures in August 2026. Rental expense was $864,000 and $855,000, including noncash rent of $169,000, for the years ended December 25, 2003 and December 26, 2002, respectively. At December 25, 2003, future minimum rental commitments for the next five years were as follows (in thousands):

     2004                           $   657
     2005                               657
     2006                               692
     2007                               741
     2008                               741
     Thereafter                      16,804
                                    -------
     Total minimum lease payments   $20,292
                                    =======

     AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Deferred rental obligations of $1,610,000 and $1,440,000 are reflected in the accompanying balance sheets as of December 25, 2003 and December 26, 2002, respectively.

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

     Citadel is to be paid an annual management fee of $125,000 and a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). Management and bonus fee expense amounted to the base fee of $125,000 for the years ended December 25, 2003 and December 26, 2002.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                     December 25, 2003 and December 26, 2002

NOTE E - RELATED PARTY TRANSACTIONS - Continued

     AFC's leasehold interest for the Angelika Theater is guaranteed by both the Reading Company and Reading Entertainment, Inc. through the day prior to the 15th anniversary of the lease commencement.

     At December 25, 2003, AFC had an aggregate payable balance of $279,000 to Citadel. This amount is comprised of monies collected by those affiliated entities for gift certificates and credit card purchases offset by amounts paid by Citadel on behalf of AFC. At December 26, 2002, AFC had an aggregate receivable balance of $87,000 due from Citadel. This amount is comprised of monies collected by those affiliated entities for gift certificates and credit card purchases that are then remitted to AFC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to January 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures" (as the term is defined under the Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Act of 1934, as amended (the "Exchange Act")). Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

     Further, there were no changes in our internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of NAC, as of April 30, 2004 are as follows:

      Name              Age                     Position
---------------------   ---   --------------------------------------------------

James J. McNamara        55   Chairman of the Board and
                                 Chief Executive Officer

Robert V. Cuddihy, Jr    44   Chief Financial Officer, Secretary and Treasurer

John A. Gleason          55   Director

Donald Shek              54   Director

Henry Y. L. Toh          46   Director

     JAMES J. McNAMARA has been Chairman of the Board and Chief Executive Officer since November 2000. Mr. McNamara has been a Director of NAC since February 1998 and previously served as its Chairman from April 1998 to November 1999. Mr. McNamara has also been President of Film Management Corporation (a film company) since 1995, and he has been President and Chief Executive Officer of Celebrity Entertainment, Inc. (an entertainment company) since 1992. Mr. McNamara was Chairman of the Board and Chief Executive Officer of Princeton Media Group, Inc. (a magazine publisher) from 1994 to 1998. A subsidiary of Princeton Media Group, Inc. and Celebrity Entertainment, Inc. each effected an assignment of their respective assets for the benefit of creditors in 1998.

     ROBERT V. CUDDIHY, JR. has been NAC's Chief Financial Officer and Treasurer since September 2001. Mr. Cuddihy has been NAC's Secretary since January 2003. Mr. Cuddihy was an independent financial consultant to NAC from May 2001 to August 2001. From July 1987 to March 2001, Mr. Cuddihy was the Chief Financial Officer of HMG Worldwide Corporation, a company engaged in in-store marketing and retail store fixturing design and manufacture, and also served as a Director from February 1998 to May 2001. HMG Worldwide Corporation effected an assignment of their assets for the benefit of creditors in 2002. From July 1981 to July 1987, Mr. Cuddihy was with KPMG Peat Marwick, Certified Public Accountants, where he last served as a senior audit manager.

     JOHN A. GLEASON has been a Director of NAC since April 2000. Mr. Gleason previously served as Director of NAC from February 1998 to September 1999. From 1995 to 1998, Mr. Gleason served on NAC's Dealer Advisory Board, serving as Chairman of such panel from 1996 to 1998. Mr. Gleason has been the President and principal of Automax, Inc., an independent car dealership since 1987. Mr. Gleason has been the President of New Franklin, Inc., an automobile finance consulting firm, since 1992 and has been a partner in Coslar Properties LLC, a real estate firm, since 1995.

     DONALD SHEK has been a Director of NAC since December 2003. Mr. Shek has been a financial consultant in private practice since January 1998. From 1993 to 2002, Mr. Shek was a Registered Representative for the Financial West Group, a NASD broker/dealer.

     HENRY Y. L. TOH has been a Director of NAC since December 1998. Mr. Toh is also a Director of two other public companies, Acceris Communications, Inc., formerly I-Link Incorporated (an Internet telephone company), since 1992 and Teletouch Communications, Inc. (a paging and telecom services provider) since December 2001. Mr. Toh has been the principal officer of Four M. International, Inc. (a private investment entity) since 1992. Mr. Toh is also a director of Crown Financial Group, Inc., an NASD Broker/Dealer, since March 2004. Mr. Toh was also a Director of Bigmar, Inc, a pharmaceutical company, from 2002 to February 2004.

Audit Committee

     The Audit Committee of NAC is comprised of two independent members of the NAC Board of Directors, Mr. Toh and Mr. Shek. Mr. Toh and Mr. Shek qualify to serve as a financial expert on the Audit Committee.

Code of Ethics

     Prior to the acquisitions of The Campus Group and OMI, NAC did not maintain a written code of ethics due to the size of the company and the nature of its operations. As a result of NAC's recent acquisitions, NAC's management has initiated the development of a written code of ethics to be adopted by the Board of Directors prior to January 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all NAC officers and directors, and persons who own more than ten percent of a registered class of NAC equity securities, to file reports of ownership and changes in ownership of equity securities of NAC with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish NAC with copies of all Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to NAC pursuant to the Exchange Act during Fiscal 2004 and Fiscal 2003, NAC believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows all compensation paid by NAC for the fiscal years ended January 31, 2004, 2003 and 2002 to (i) any persons who served as Chief Executive Officer or President of NAC during Fiscal 2004 and (ii) the individuals, other than persons who served as the Chief Executive Officer, who served as an executive officer of NAC at January 31, 2004 and whose income exceeded $100,000.

---------------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation                  Long Term Compensation
                            ---------------------------------------------  ------------------------------------------------
                                                                                       Awards
                                                                           ------------------------------------------------
                                                                                               Number of
                                                                                              Securities
  Name and Principal                                         Other Annual  Restricted Stock   Underlying       All Other
       Position             Fiscal Year   Salary     Bonus   Compensation      Awards(2)     Options/SARs   Compensation(1)
---------------------------------------------------------------------------------------------------------------------------
James J. McNamara,              2004     $500,000  $250,000    $     --              --                --       $87,740
Chairman and CEO                2003     $500,000  $250,000    $     --              --                --       $89,913
                                2002     $500,000  $250,000    $     --              --                --       $68,740
---------------------------------------------------------------------------------------------------------------------------
Robert V. Cuddihy, Jr.          2004     $265,000  $ 27,500    $ 54,400         200,000                         $22,045
Chief Financial Officer         2003     $265,000  $ 15,000    $     --              --                --       $13,662
Secretary  & Treasurer(2,3)     2002     $ 16,666  $ 16,666    $ 77,500              --                --       $    --
---------------------------------------------------------------------------------------------------------------------------
Robert Dixon                    2004     $     --  $     --    $     --              --                --       $    --
Chief Financial Officer(4)      2003     $     --  $     --    $     --              --                --       $    --
                                2002     $     --  $     --    $198,479              --                --       $    --
---------------------------------------------------------------------------------------------------------------------------
Sean P. Maroney                 2004     $     --  $     --    $     --              --                --       $    --
Director of Financial           2003     $     --  $     --    $     --              --                --       $    --
   Reporting(5)                 2002     $ 79,312  $     --    $ 89,365              --                --       $    --
---------------------------------------------------------------------------------------------------------------------------
Raymond Varcho                  2004     $     --  $     --    $     --              --                --       $    --
Secretary(6)                    2003     $     --  $     --    $     --              --                --       $    --
                                2002     $141,916  $     --    $141,653              --                --       $    --
---------------------------------------------------------------------------------------------------------------------------

(*) Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

(1) "All Other Compensation" includes aggregate stock awards pursuant to employment agreements, executive life and disability insurance, vision, 401(k) match, executive plan medical premiums and auto allowances paid.

(2) The amounts included in "Other Annual Compensation" and "Restricted Stock Awards" for Fiscal 2004 represents the fair market value and the number of shares, respectively, of restricted Common Stock awarded Mr. Cuddihy during Fiscal 2004.

(3) Mr. Cuddihy became an employee of NAC in September 2001. For Mr. Cuddihy, the amount in "All Other Compensation" for Fiscal 2002 includes amounts paid to Mr. Cuddihy for services he performed for NAC as an independent consultant from May 2001 to September 2001.

(4) Mr. Dixon, a consultant to NAC, provided financial services to NAC from February 2001 to November 2001. Additionally, Mr. Dixon served in the capacity of NAC's principal financial officer until September 2001.

(5) Mr. Maroney was NAC's Director of Financial Reporting until April 2001. For Mr. Maroney, the amount in "All Other Compensation" includes amounts paid to Mr. Maroney pursuant to a severance arrangement with NAC.

(6) Mr. Varcho was NAC's internal corporate counsel and corporate Secretary until April 2001. For Mr. Varcho, the amount in "All Other Compensation" includes amounts paid to Mr. Varcho pursuant to a severance arrangement with NAC.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     NAC's Board of Directors did not grant options during Fiscal 2004 to any Executive Officers of NAC.

------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities
                                                              Underlying Unexercised       Value of Unexercised
                                                                 Options/SARs at         In-the-Money Options/SARs
                                                               January 31, 2004 (#)       at January 31, 2004 ($)
                             Shares Acquired      Value     --------------------------  --------------------------
Name and Principal Position  on Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------------------
James McNamara                      --             --        750,000          --             --            --
   Chairman and CEO
-----------------------------------------------------------------------------------------------------------------

Robert V. Cuddihy, Jr.              --             --             --          --             --            --
   Chief Financial Officer,
   Secretary and Treasurer
------------------------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     There were no exercises of options or stock appreciation rights by officers or directors during Fiscal 2004.

EMPLOYMENT AGREEMENTS

Employment Agreement with James J. McNamara

     On December 15, 2000, NAC's Board of Directors approved an Employment Agreement, effective as of November 3, 2000, with James J. McNamara. Under the terms of that agreement, Mr. McNamara shall be employed as Chief Executive Officer for an initial term of three years, until December 31, 2003, with a base salary of $500,000 per year. In the event that NAC should achieve certain performance objectives established by the Board of Directors, Mr. McNamara will also receive a target cash bonus of $250,000, which may also be increased by the Board if the Board believes it appropriate to reward the Chief Executive Officer's performance for that year. During Fiscal 2004, as a result of Mr. McNamara's efforts in (i) consummating the acquisitions of The Campus Group and OMI, (ii) the development of the financial structure for financing each of the acquisitions and (iii) the completion of NAC's exit from its discontinued operations as well as other factors, Board of Directors approved a bonus of $250,000.

     Following the initial three-year term, the Employment Agreement has been automatically extended on a month-to-month basis and may be cancelled with 90 days prior notice given by either party. NAC may terminate the Employment Agreement at any time for cause, and Mr. McNamara may terminate at any time in his discretion.

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

     As a consequence of Mr. Cuddihy's performance in Fiscal 2004 in (i) performing due diligence for each acquisition, (ii) assisting in developing acquisition structure, documentation and integration programs and (iii) managing day-to-day finance and administration activities of NAC and its newly acquired businesses, Mr. Cuddihy was awarded a bonus of $27,500 in cash and 200,000 shares of restricted Common Stock valued at $54,400.

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

     The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. No options were granted under this Plan in Fiscal 2004, 2003 or 2002. There were 42,848 shares of restricted Common Stock cancelled under this Plan during Fiscal 2002. There were 245,000 stock options cancelled under this Plan during Fiscal 2004. There were 373,352 shares available for future stock awards or option grants at January 31, 2004. The shares to be issued under the Plan may be authorized and unissued shares, treasury shares or a combination thereof. The Compensation Committee (the "Committee") administers the Plan. The Committee is comprised of three non-employee Directors, all of whom must be "disinterested persons" as defined under the Plan.

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

2003 Restricted Stock Plan

     As a consequence of the significant acquisitions consummated during Fiscal 2004, NAC sponsored a 2003 Restricted Stock Plan ("2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of NAC. During Fiscal 2004, there were 372,000 shares of Common Stock granted under the terms of the plan. Each share granted is restricted and unregistered stock and each award vests at the rate of 20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For Fiscal 2004, NAC charged to deferred compensation expense $119,000, a component of shareholders' equity, for the 2003 Plan grants. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted Common Stock.

REMUNERATION OF DIRECTORS

     The Board of Directors, pursuant to the terms of the proposed settlement with shareholders, reduced their annual compensation from $55,000 per annum to $15,000 per annum effective October 1, 2003. Non-employee directors serving on the audit committee of the Board are also entitled to additional compensation of $5,000 per annum. The Board of Directors are also entitled to reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of the Company. Fees and expenses shall be reimbursed upon submission to the Company of appropriate documentation for such fees and expenses in accordance with then-current Company policy.

     Due to the substantial issues faced by NAC during Fiscal 2002, Fiscal 2003 and Fiscal 2004, including (i) the sale and disposition of NAC's automobile loan portfolio, (ii) the issues raised by various auto rental, auto finance and shareholder litigation and settlements, (iii) the purchase of the 50% interest in the Angelika Film Centers, LLC interest along with the subsequent agreements made in December 2000 with Reading and its subsidiaries, (iv) the purchase of ZoomLot and the subsequent consummation of the Exchange Agreement with the former ZoomLot shareholders, (v) managing NAC's acquisition due diligence and related investment analysis activities, (vi) the acquisition of OMI and (vii) the acquisition of The Campus Group, various members of the Board of Directors were required to devote substantial time to the affairs of NAC.

     Amounts paid to Directors in Fiscal 2004 aggregated $130,416 for services rendered during the period as follows:

      Director          Amount   Director Status
--------------------   -------   -----------------------------------------
James J. McNamara(1)   $    --   Director
John A. Gleason         45,000   Director
Donald Shek              2,083   Director
Henry Y.L. Toh          48,333   Director
William S. Marshall     35,000   Discontinued as a Director September 2002

(1) Directors who are also employees of NAC do not receive any additional compensation for serving on the Board of Directors.

PERFORMANCE GRAPH

     The following graph compares the yearly change in NAC's cumulative total shareholder return on its Common Stock (based on the market price of NAC's Common Stock) with the cumulative total return of the S&P 600 Small Cap Index, the Russell 2000 Index, Reading International, Inc. (a theatre and real estate concern) and AMC Entertainment, Inc. (a theatre concern).

                              2/1/99   1/31/00   1/31/01   1/31/02   1/31/03   1/31/04
                              ------   -------   -------   -------   -------   -------
National Auto Credit, Inc.      100      119        32        16        16        68
S&P 600 Small Cap Index         100      109       131       134       108       159
Russell 2000 Index              100      116       119       113        87       136
AMC Entertainment, Inc.         100       56        32        64        47        88
Reading International, Inc.     100       72        56        50       105       161

     For purposes of the above table, NAC is compared to both AMC Entertainment, Inc. and Reading International Inc. as each company is engaged principally in the operations of various film theatres. NAC's current operations are comprised principally of its investment in the Angelika Film Center LLC and corporate communication as a consequence of is acquisitions of The Campus Group and OMI during Fiscal 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of April 30, 2004 with respect to: (1) all persons known by NAC to be the beneficial owners of five percent or more of Common Stock; (2) each executive officer and director; and (3) all executive officers and directors of NAC as a group.

        Name and Address of            Number of Shares         Approximate
        Beneficial Owner(1)           Beneficially Owned   Percentage of Class(2)
-----------------------------------   ------------------   ----------------------
James McNamara(3)                          2,885,075                29.4%
555 Madison Ave 29th Floor
New York, New York 10022

John A. Gleason(4)                           245,000                 2.6%
555 Madison Ave 29th Floor
New York, New York 10022

Donald Shek             .                         --                  --
555 Madison Ave 29th Floor
New York, New York 10022

Henry Y. L. Toh(4)                           245,000                 2.6%
555 Madison Ave 29th Floor
New York, New York 10022

Robert V. Cuddihy, Jr.                       200,000                 2.2%
555 Madison Ave 29th Floor
New York, New York 10022

Campus Family 2000 Trust(5)                1,883,333                17.2%
42 Oak Avenue
Tuckahoe, New York 10707

All executive officers and                 3,575,075                34.7%
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

(2)  Based on 9,052,614 shares outstanding as of April 30, 2004.

(3) Includes 2,135,075 shares of stock and vested options to purchase 750,000 shares of Common Stock.

(4)  Includes 245,000 shares issuable upon exercise of options.

(5) Pursuant to the terms of the $2.8 million Convertible Promissory Note outstanding at January 31, 2004, the holder has the option to convert the note into Common Stock at the rate of $1.50 per share for an aggregate of 1,883,333 shares of Common Stock if fully converted.

(6) Includes 2,335,075 shares outstanding and 1,124,000 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of January 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of NAC are authorized for issuance.

                                                                                   NUMBER OF
                                                                                  SECURITIES
                                                                                   REMAINING
                                         NUMBER OF                           AVAILABLE FOR FUTURE
                                     SECURITIES TO BE                           ISSUANCE UNDER
                                        ISSUED UPON       WEIGHTED-AVERAGE         EQUITY
                                        EXERCISE OF      EXERCISE PRICE OF       COMPENSATION
                                        OUTSTANDING         OUTSTANDING        PLANS (EXCLUDING
                                     OPTIONS, WARRANTS   OPTIONS, WARRANTS   SECURITIES REFLECTED
                                         AND RIGHTS          AND RIGHTS         IN COLUMN (A))
           PLAN CATEGORY                   ( A )               ( B )                 ( C )
----------------------------------   -----------------   -----------------   --------------------
Equity compensation plans approved
   by security holders                   1,630,000             $0.80                373,352

Equity compensation plans not
   approved by security holders                 --                --                 28,000
                                         ---------             -----                -------

Total                                    1,630,000             $0.80                401,352
                                         ---------             -----                -------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Audit fees were for professional services rendered for the audit of our annual financial statements on Form 10-K for Fiscal 2004 and Fiscal 2003, the reviews of the financial statements included in our quarterly reports on Form 10-Q for Fiscal 2004 and Fiscal 2003 and services in connection with our statutory and regulatory filings for Fiscal 2004 and Fiscal 2003. NAC charged to operations $150,000 and $90,000 for audit fees for Fiscal 2004 and Fiscal 2003, respectively

Audit-Related Fees

     Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for Fiscal 2004 and Fiscal 2003, exclusive of the Audit Fees above. These fees include benefit plans and audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits. NAC charged to operations $7,000 and $7,000 for audit related fees for Fiscal 2004 and Fiscal 2003, respectively

Tax Fees

     Tax fees were for services related to tax compliance, consulting and planning services rendered during Fiscal 2004 and Fiscal 2003 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. NAC charged to operations $103,000 and $100,000 for Fiscal 2004 and Fiscal 2003, respectively.

All Other Fees

     NAC did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during Fiscal 2004 and Fiscal 2003.

Audit and Non-Audit Service Pre-Approval Policy

     In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent auditor.

     Audit Services. Audit Services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on our financial statements. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

     Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC's rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

     Tax Services. The Audit Committee may pre-approve specified tax services that the Audit Committee believes would not impair the independence of the auditor and that are consistent with SEC rules and guidance. All other tax services must be specifically approved by the Audit Committee.

     All Other Services. Other services are services provided by the independent auditor that do not fall within the established audit, audit-related and tax services categories. The Audit Committee may pre-approve specified other services that do not fall within any of the specified prohibited categories of services.

     Procedures. All requests for services to be provided by the independent auditor, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposes service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC's rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K DOCUMENTS FILED AS PART OF THIS REPORT:

(a)(1) The following statements are included in Part II, Item 8:

       Financial Statements of the Company

          Report of Independent Certified Public Accountants

          Financial Statements:
             Consolidated Balance Sheets - as of
                January 31, 2004 and 2003

             Consolidated Statements of Operations -
                Years Ended January 31, 2004, 2003 and 2002

             Consolidated Statements of Stockholders' Equity and
                Comprehensive Income (Loss) -
                Years Ended January 31, 2004, 2003 and 2002

             Consolidated Statements of Cash Flows -
                Years Ended January 31, 2004, 2003 and 2002

             Notes to Consolidated Financial Statements -
                Years Ended January 31, 2004, 2003 and 2002

       Financial Statements of AFC

          Report of Independent Certified Public Accountants

          Financial Statements:
             Balance Sheets as of December 25, 2003 and December 26, 2002

             Statements of Operations for the years ended
                December 25, 2003 and December 26, 2002

             Statements of Members' Equity for the years ended
                December 25, 2003 and December 26, 2002

             Statements of Cash Flows for the years ended
                December 25, 2003 and December 26, 2002

             Notes to Financial Statements for the years ended
                December 25, 2003 and December 26, 2002

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(CONT.)

(a)(2) The following financial statement schedule for the years ended January 31, 2004, 2003 and 2002 is submitted herewith:

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

     10.1* National Auto Credit, Inc. 1983 Stock Option Plan (incorporated by reference to the Company's Post Effective Amendment No. 2 to Form S-8 as filed on October 1, 1987, File No. 2-93984).

     10.2 Form of Directors' Indemnification Agreement dated July 2, 1986 (incorporated by reference to Exhibit 10(f) of the Company's Annual Report of Form 10-K for fiscal year ended January 31, 1988, File No. 0-12201).

     10.3* National Auto Credit, Inc. 1993 Equity Incentive Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28, 1993, File No. 33-51727).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(CONT.)

     10.4* National Auto Credit, Inc. 401(k) Savings and Retirement Plan and Trust (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28, 1993, File No. 33-51727).

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

     10.9* Employment Agreement between NAC and James J. McNamara dated as of December 15, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 2, 2001, SEC File No. 1-11601).

     10.10 Agreement for Purchase and Sale of Limited Liability Partnership Interests (exhibits to Form 8-K filed January 28, 2002, SEC File No. 1-11601).

     10.11 Exchange and Repayment Agreement dated January 31, 2002 by and among National Auto Credit, Inc., Cygnet Capital Corporation, Verde Reinsurance Company Ltd, Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel, Steven P. Johnson, Mark Sauder, Colin Bachinsky, Chris Rompalo, Donna Clawson, Mary Reiner, and Kathy Chacon (exhibit to Form 8-K filed February 4, 2002, SEC File No. 1-11601).

     10.12* Separation Agreement from NAC for Raymond A. Varcho dated as of April 25, 2001 (exhibit 10.2 to the Company's Quarterly Report on Form 10-Q file June 15, 2001, SEC File No. 1-11601).

     10.13* Employment Agreement between Robert V. Cuddihy, Jr. and the Company dated December 31, 2001 (exhibit to the Annual Report on Form 10-K filed May 13, 2002, SEC File No. 1-11601).

     10.14 Merger Agreement and Plan of Reorganization between the Company, ORA/Metro Incorporated and Mr. Dean R. Thompson dated as of April 1, 2003 (exhibit to the Annual Report on Form 10-K filed April 30, 2003, SEC File No. 1-11601).

     10.15* Employment Agreement and Non-Competition and Non-Solicitation Agreement between OMI Communications, Inc. and Mr. Dean R. Thompson dated as of April 1, 2003 (exhibit to the Annual Report on Form 10-K filed April 30, 2003, SEC File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(CONT.)

     10.16*   Non-Negotiable Promissory Note between the Company and Mr. Dean
              R. Thompson dated as of April 1, 2003 (exhibit to the Annual Report on Form 10-K filed April 30, 2003, SEC File No. 1-11601).

     10.17 Registration Rights Agreement between the Company and Mr. Dean R. Thompson dated as of April 1, 2003 (exhibit to the Annual Report on Form 10-K filed April 30, 2003, SEC File No. 1-11601).

     10.18 Stock Purchase Agreement between the Company, Campus Group Companies, Inc., Audience Response Systems, Inc., Interactive Conferencing Network, Inc. and Multi-Video Services, Inc. and Steven Campus, the Campus Family 2000 Trust and the Trust Established Under the Will of Nancy Campus (the "Campus Group Shareholders") dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.19 Lock-up, Standstill and Voting Agreement between the Company and The Campus Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.20 Registration Rights Agreement between the Company and the Campus Family 2000 Trust dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.21* Employment Agreement, Non-Competition and Non-Solicitation Agreement between The Campus Group and Steven Campus dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.22 Amendment to Lease [Tuckahoe Premises] between the Campus Group Companies, Inc. and the Campus Family 2000 Trust dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.23 Amendment to Lease [Bohemia Premises] between the Campus Group Companies, Inc. and the Campus Family 2002 Trust dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.24 Surety Agreement between The Campus Group and The Campus Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.25 Security Agreement between The Campus Group and The Campus Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.26 Pledge Agreement The Campus Group and the Campus Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.27 Non-Negotiable Promissory Notes between the Company and The Campus Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     10.28 Non-Negotiable Convertible Promissory Note between the Company and the Campus Family 2000 Trust dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

     21       Subsidiaries of National Auto Credit, Inc. at January 31, 2004.

     23       Consent of Independent Certified Public Accountants.

     31.1     Certification of Principal Executive Officer required under
              Section 302 of the Sarbanes-Oxley Act of 2002

     31.2     Certification of Principal Financial Officer required under
              Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

     Items above indicated with an asterisk (*) are management contracts or compensatory plans or arrangements

(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              National Auto Credit, Inc.
                                                 Registrant


Date May 11, 2004                             By: /s/ James J. McNamara
                                                  ------------------------------
                                                  James J. McNamara
                                                  Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as indicated on May 11, 2004.

                                           Principal Financial and
Principal Executive Officer                Accounting Officer


By: /s/ James J. McNamara                  By: /s/ Robert V. Cuddihy, Jr.
    ---------------------                      ---------------------------------
James J. McNamara                          Robert V. Cuddihy, Jr.
Chairman of the Board and                  Chief Financial Officer and Treasurer
Chief Executive Officer

                                   Directors:


/s/ John A. Gleason                        /s/ Donald Shek
-------------------------                  -------------------------------------
John A. Gleason                            Donald Shek


/s/ James J. McNamara                      /s/ Henry Y. L. Toh
-------------------------                  -------------------------------------
James J. McNamara                          Henry Y. L. Toh

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

             Column A               Column B            Column C          Column D     Column E
             --------             ------------   ---------------------   ----------   ---------
                                   Balance at    Additions Charged to:                 Balance
                                  beginning of   ---------------------                at end of
Description                          period        Expenses   Other      Deductions     period
-----------                       ------------     --------   -----      ----------   ---------
Year ended January 31, 2004
Allowance for doubtful accounts       $ --           $ 23      $70         $ 18(a)       $ 75
Self-insurance claims                 $518           $ --      $--         $110(b)       $408

Year ended January 31, 2003
Self-insurance claims                 $769           $ --      $--         $251(c)       $518

Year ended January 31, 2002
Self-insurance claims                 $970           $463      $--         $664(b)       $769

(a) Includes $70,000 provision for doubtful accounts at the date of each acquisition The Campus Group and OMI during Fiscal 2004.

(b) Cash disbursements related to self-insured claims.

(c) Includes $51,000 cash disbursements related to self-insurance claims and a $200,000 reduction in the estimated liability based upon current estimates of outstanding claims.