Form 10-Q
period 2004-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2004-06-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       April 30, 2004
                                           -----------------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------   ----------------

Commission file number     1-11601
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

                         Yes [ ]          No [X]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

           Class                                 Outstanding at June 11, 2004
-----------------------------                    ----------------------------
Common Stock, $0.05 par value                             9,052,614

              NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS



                                                                                    PAGE
                                                                                    ----

PART I.          FINANCIAL INFORMATION


Item 1.          Financial Statements

                 Report of Independent Registered Public Accounting Firm             1

                 Condensed Consolidated Balance Sheets as of
                 April 30, 2004 and January 31, 2004                                 2

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended April 30, 2004 and 2003                          3

                 Condensed Consolidated Statements of Stockholders' Equity and
                 Comprehensive Income (Loss) for the Three Months Ended
                 April 30, 2004                                                      4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended April 30, 2004 and 2003                          5

                 Notes to Condensed Consolidated Financial Statements                6


Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                      19


Item 3.          Quantitative and Qualitative Disclosures about
                 Market Risk                                                        27

Item 4.          Controls and Procedures                                            27


PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                  29

Item 6.          Exhibits and Reports on Form 8-K                                   32


Signatures                                                                          32

Certifications                                                                      33

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS





REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of National Auto Credit, Inc. and Subsidiaries
New York, New York


         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and subsidiaries as of April 30, 2004, the related condensed consolidated statements of operations for each of the three-month periods ended April 30, 2004 and 2003; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the three-month period ended April 30, 2004 and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 2004 and 2003. The financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board ("PCAOB"). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with standards established by the PCAOB, the consolidated balance sheet as of January 31, 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended (not presented herein) and in our report dated April 16, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Grant Thornton LLP
Cleveland, Ohio
June 11, 2004

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                    April 30,         January 31,
                                                                      2004               2004
                                                                    ---------         -----------
                                                                   (unaudited)
                           ASSETS
Cash and cash equivalents                                              $   325           $   376
Accounts receivable, net of allowance of
  $70 and $75, respectively (Note 1)                                     1,674             1,979
Income taxes refundable                                                  2,070             2,162
Prepaid expenses                                                           175               293
Other current assets                                                       117               399
                                                                       -------           -------
  Total current assets                                                   4,361             5,209

Property and equipment, net of accumulated
  depreciation of $716 and $528, respectively (Note 1)                   2,673             2,756
Investment in AFC (Note 3)                                               8,626             8,549
Goodwill (Notes 1 and 2)                                                 4,920             4,920
Other intangible assets, net of accumulated
  amortization of $426 and $284, respectively (Notes 1 and 2)            9,056             9,198
Other assets                                                               280               284
                                                                       -------           -------
                                                                       $29,916           $30,916
                                                                       =======           =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                   $ 1,324           $ 1,339
Accounts payable                                                         1,211             1,238
Self-insurance claims                                                      405               408
Accrued income taxes                                                       327               334
Deferred revenue                                                           578               776
Other liabilities                                                        1,470             1,547
                                                                       -------           -------
  Total current liabilities                                              5,315             5,642

Long term obligations (Note 4)                                           8,960             8,969
Convertible promissory note (Note 4)                                     2,825             2,825
                                                                       -------           -------
                                                                        17,100            17,436
                                                                       -------           -------

COMMITMENTS AND CONTINGENCIES (Note 5)                                    --                --

STOCKHOLDERS' EQUITY
Preferred stock                                                           --                --
Common stock - $.05 par value, authorized 40,000,000 shares,
  issued 39,949,589 and 39,949,589 shares, respectively                  1,997             1,997
Additional paid-in capital                                             174,454           174,454
Retained deficit                                                      (140,416)         (139,746)
Deferred compensation                                                     (107)             (113)
Treasury stock, at cost, 30,896,975 and 30,896,975
  shares, respectively                                                 (23,112)          (23,112)
                                                                       -------           -------
  Total stockholders' equity                                            12,816            13,480
                                                                       -------           -------
                                                                       $29,916           $30,916
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       April 30,
                                                                  ------------------
                                                                    2004       2003
                                                                   ------     ------
Revenues                                                           $3,293     $  330

Cost of revenues                                                    1,947        197
                                                                   ------     ------
Gross profit                                                        1,346        133

Selling, general and administrative                                 1,930        923
                                                                   ------     ------

Loss from operations                                                 (584)      (790)

Interest income from investments                                     --           20
Income from AFC investment                                             78        119
Interest expense                                                     (163)        (8)
                                                                   ------     ------

Loss from continuing operations
   before income taxes                                               (669)      (659)
Provision for income taxes                                           --         --
                                                                   ------     ------
Loss from continuing operations                                      (669)      (659)
Loss from discontinued
  operations, net of tax                                               (1)        (6)
                                                                   ------     ------

Net loss                                                           $ (670)    $ (665)
                                                                   ======     ======

Basic and diluted loss per share
         Continuing operations                                     $ (.07)    $ (.08)
         Discontinued operations                                     --         --
                                                                   ------     ------
                 Net loss per share                                $ (.07)    $ (.08)
                                                                   ======     ======

Weighted average number of shares outstanding
     Basic and diluted                                              9,053      7,862
                                                                    =====      =====

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                       THREE MONTHS ENDED APRIL 30, 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                       Preferred Stock       Common Stock
                       ----------------  -------------------  Additional                           Deferred
                                 Par                   Par      Pain-In     Retained  Treasury   Compensation          Comprehensive
                        Shares   Value     Shares     Value     Capital      Deficit    Stock       Expense    Total   Income (Loss)
                        ------   -----     ------     -----     -------      -------    -----       -------    -----   -------------
Balance at
January 31, 2004          --     $  --   39,949,589  $1,997    $174,454    $(139,746)  $(23,112)     $(113)   $13,480


Net loss                                                                        (670)                            (670)     $(670)

Deferred
compensation                                                                                             6          6          6
                       -------   ------  ----------  ------    --------    ---------   --------      -----    -------      ------
Comprehensive loss                                                                                                         $(664)
                                                                                                                           ======

Balance at
April 30, 2004            --     $  --   39,949,589  $1,997    $174,454    $(140,416)  $(23,112)     $(107)   $12,816
                       =======   ======  ==========  ======    ========    =========   ========      =====    =======


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          April 30,
                                                                               --------------------------
                                                                                  2004            2003
                                                                               ----------      ----------
Cash flows from operating activities
  Net loss                                                                      $  (670)         $  (665)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Loss from discontinued operations                                                1                6
     Depreciation and amortization                                                  330               26
  Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                            305             (229)
     Income tax refundable                                                           92             --
     Accrued income tax                                                              (7)             (64)
     Accounts payable and other liabilities                                         (27)             106
     Deferred revenue                                                              (198)            --
     Other operating assets and liabilities, net                                    256             (273)
                                                                                   ----             ----
          Net cash provided by (used in) operating activities                        82           (1,093)
                                                                                   ----             ----
  Cash flows from investing activities
     Acquisition of OMI net of cash acquired                                       --                (97)
     Proceeds from AFC distributions                                               --                183
     Purchase of property and equipment                                            (105)             (25)
                                                                                   ----             ----
     Net cash provided by (used in) investing activities                           (105)              61
                                                                                   ----             ----

  Cash flows from financing activities
     Proceeds from line of credit                                                  --                  8
     Payments of long term debt                                                     (24)              (6)
                                                                                   ----             ----
          Net cash provided by (used in) financing activities                       (24)               2
                                                                                   ----             ----

     Increase (decrease) in cash and cash equivalents from
          continuing operations                                                     (47)          (1,030)
     Increase (decrease) in cash and cash
         equivalents from discontinued operations                                    (4)             (56)
     Cash and cash equivalents at beginning of period                               376            1,873
                                                                                   ----             ----
     Cash and cash equivalents at end of period                                 $   325          $   787
                                                                                   ====             ====
  Supplemental disclosures of cash flow information
     Interest paid                                                              $   167          $     7
                                                                                   ====             ====
     Income taxes paid                                                          $     7          $    64
                                                                                   ====             ====
  Acquisition of OMI:
     Non-cash assets acquired                                                                    $ 1,597
     Liabilities assumed                                                                          (1,321)
                                                                                                 ========
                                                                                                     276
     Promissory notes issued                                                                        (153)
     Common stock issued                                                                             (26)
                                                                                                 -------
     Cash paid, net of cash acquired                                                             $    97
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

           The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and Subsidiaries ("NAC"). NAC consummated a series of acquisitions during the year ended January 31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company (see Note 2). NAC specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate communication, education and training video and other services for use at corporate events. Additionally, NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 3). NAC acquired its investment in AFC in April 2000.

         Prior to Fiscal 2003, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which was comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which was comprised of the activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment. However, in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments as of January 31, 2002.

         The financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of NAC's consolidated financial position, results of operations, stockholders' equity and comprehensive income, and cash flows for the periods presented.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended January 31, 2004. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the operating results for the full year.

           The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates. NAC uses a January 31 year-end for financial reporting purposes. References herein to the fiscal year ended January 31, 2005 shall be the term "Fiscal 2005" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "NAC" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Discontinued Operations

         Effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations, NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months ended April 30, 2004 and 2003, NAC incurred a loss from discontinued operations of $1,000 and $6,000, respectively.

         NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $113,000 are included as a component of other current assets at April 30, 2004.

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation, including depreciation on assets held under capital leases, is computed on the straight-line method over the estimated useful lives of the assets which range from eighteen months to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related improvements.

Goodwill and Other Intangible Assets

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

         In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over the estimated useful life of the intangible. From the three months ended April 30, 2004, NAC charged to operations $142,000 for the amortization of these intangible assets.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

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

Reclassifications

         Certain Fiscal 2004 amounts have been reclassified to conform with Fiscal 2005 presentations.

New Accounting Pronouncements

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. FIN No. 46 was adopted by NAC effective February 1, 2004. At the time of adoption, there was no material impact to NAC's financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - Acquisitions

The Campus Group

         In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of four affiliated companies, Campus Group Companies, Inc., Audience Response Systems, Inc, Interactive Conferencing Network, Inc. and Multi-Video Services, Inc., collectively known as The Campus Group from Mr. Steve Campus and certain family trusts. In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, NAC (i) paid $2.8 million at closing from NAC's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. The Campus Group revenues for the years ended December 31, 2002 and 2001 were $10.7 million and $12.7 million, respectively. The Campus Group realized net income of $1.2 million and $2.3 million for those years, respectively. For financial reporting purposes, the effective date of the transaction is July 31, 2003.

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

           The components and allocation of the purchase price were as follows (in thousands):



                                                          Amount
                                                         --------
Components of purchase price:
      Cash paid at closing                               $  2,825
      Promissory notes issued at closing                    9,840
      Convertible note issued at closing                    2,825
      Transaction costs                                       861
                                                         --------
           Total purchase price                          $ 16,351
                                                         ========

Allocation of purchase price:
      Current assets                                     $  1,758
      Property and equipment                                2,216
      Other intangible assets                               9,482
      Goodwill arising in the acqusition                    4,379
                                                         --------
                                                           17,835
      Accounts payable and accrued expenses                  (228)
      Due to shareholder                                   (1,256)
                                                         --------
      Net assets acquired                                $ 16,351
                                                         ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACQUISITIONS (CONTINUED)

OMI
         In April 2003, NAC consummated a Merger Agreement and Plan of Reorganization whereby NAC acquired all of the outstanding common stock of ORA/Metro, Inc., now known as OMI Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000 (ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. OMI's revenues for the years ended December 31, 2002 and 2001 were $2.5 million and $3.5 million, respectively. OMI incurred net losses of $343,000 and $27,000 for those years, respectively. For financial reporting purposes, the effective date of the merger is April 1, 2003.

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
                                                                       ======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 - ACQUISITIONS (CONTINUED)

         The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the three months ended April 30, 2003 as if the acquisition were consummated on February 1, 2003. Prior to its acquisition, The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the three month periods ended April 30, with the historical results of The Campus Group and OMI for the three month periods ended March 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:




                                                           Three Months
                                                       Ended April 30, 2003
                                                       --------------------
           Revenues                                         $   3,190
                                                            =========
           Net loss from continuing operations              $    (593)
                                                            =========
           Loss per share from continuing operations        $   (0.07)
                                                            =========

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

            NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For the three months ended April 30, 2004 and 2003, NAC recorded income of $78,000 and $119,000, respectively, representing its share of AFC's net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - INVESTMENT IN AFC (CONTINUED)

          Summarized income statement data for AFC for the three months ended March 31, 2004, and 2003, respectively, is as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                      2004            2003
                                                   ---------        ---------
Revenues                                           $   1,305        $   1,603

Film rental                                              260              392
Operating costs                                          633              736
Depreciation and amortization                            214              205
General and administrative expenses                       42               31
                                                   ---------        ---------
                                                       1,149            1,364
                                                   ---------        ---------
Net income                                         $     156        $     239
                                                   =========        =========
NAC's proportionate share of net income            $      78        $     119
                                                   =========        =========

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS

         As a consequence of NAC's acquisition of The Campus Group effective July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At April 30, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.3 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003, NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank has requested repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at April 30, 2004. The outstanding balance of the Term Loan at June 11, 2004 is $142,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. The SBA Loan is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The loan bears no interest through May 2004 and at the rate of 4% per annum thereafter. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution.

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

         The components of long term obligations at April 30, 2004 are as follows (in thousands):

                                                     April 30, 2004
                                                     --------------
             Capital leases                             $     55
             Term loan                                       148
             SBA loan                                        402
             Promissory note                                  83
             Base promissory notes                         6,321
             Trailing promissory notes                     3,275
             Convertible note payable                      2,825
                                                        --------

                                                          13,109
             Less current maturities                      (1,324)
                                                        --------
             Long term obligations and
                convertible note payable                $ 11,785
                                                        ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS (CURRENT)

         NAC's current maturities and long term obligations at April 30, 2004 are as follows (in thousands):


                                    April 30, 2004
                                    --------------
         2005                         $  1,329
         2006                            1,180
         2007                            1,199
         2008                            1,260
         2009                            1,325
          Thereafter                     6,821
                                      --------

                                        13,114
 less interest due under
    capital leases obligations              (5)
                                      --------
                                      $ 13,109
                                      ========


         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $121,000, respectively at April 30, 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. Hearings on the proposed settlement were held on May 13, 2003 and October 15, 2003. Subsequent to the October 15, 2003 hearing, the New York Supreme Court approved the terms of the proposed settlement and issued the Court's written Order and Judgment in December 2003. Certain Plaintiffs in the Delaware Consolidated Action have objected to the terms of the settlement and have filed an appeal with the New York Appellate Court. The Appellate Court scheduled a preliminary conference in July 2004 to review the appeal.

           In the Delaware Consolidated Action, a motion to dismiss that Action was also filed in 2002 and was denied by the Delaware court in January 2003. In January 2004, NAC re-filed a motion to dismiss the Delaware Consolidated Action based upon the New York Supreme Court's written Order and Judgment issued in December 2003. The Delaware Court has previously stayed further proceedings in the Consolidated Action pending issuance of the New York court's order. In April 2004, oral arguments were presented to the Delaware Court regarding NAC motion to dismiss. As of June 11, 2004, no decision has been made by the Delaware Court.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         NAC was named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle.

         In November 2003, the plaintiffs reached an agreement to settle with all parties against whom they had claims. In May 2004, the definitive agreements were executed and confirmed by the Circuit Court of Cook County dismissing the Plaintiffs action against NAC with prejudice without any further liability or cost to NAC.

         Because of the uncertainties related to several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At April 30, 2004, NAC had accrued $405,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

      Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $113,000 are included as a component of other current assets at April 30, 2004.

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


FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2004
  AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003

         Revenues: Revenues for the three months ended April 30, 2004 were $3.3 million and are comprised principally of revenues derived from the Acquired Companies operations, (i) OMI revenues of $261,000 and (ii) The Campus Group revenues of $3.0 million. Pro forma revenues for the three months ended April 30, 2003, computed by combining the revenues of NAC with the revenues of the Acquired Companies prior to their acquisition, were $3.2 million as compared to revenues of $3.3 million for the three months ended April 30, 2004.

         For the three months ended April 30, 2003, pro forma revenues for The Campus Group were $2.7 million as compared to revenues of $3.0 million for the three months ended April 30, 2004. The increase in revenues of $338,000 for the three months ended April 30, 2004 as compared to pro forma revenues for the three months ended April 30, 2003 was principally due to the net effect of (i) an increase in revenues of $775,000 resulting from timing of certain assignments with larger clients, which created a increase in both the scope and the frequency of video production and broadcast services during the period, offset by (ii) a decrease of $437,000 in revenues due to a decrease in the number of support and data collection service assignments for smaller corporate and other meetings scheduled during the three months ended April 30, 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         For the three months ended April 30, 2003, pro forma revenues for OMI were $509,000 as compared to revenues of $261,000 for the three months ended April 30, 2004. The decrease in revenues of $248,000 for the three months ended April 30, 2004 as compared to pro forma revenues for the three months ended April 30, 2003 was principally due to a reduction in the number, scope and value of assignments completed from period to period.

         Cost of Revenues: Cost of revenues for three months April 30, 2004 were $1.9 million and are comprised principally of cost of revenues derived from the Acquired Companies operations, (i) The Campus Group cost of revenues of $1.7 million and (ii) OMI cost of revenues of $174,000. The average gross margin for the three months ended April 30, 2004 was 41.3% and 33.8% for The Campus Group and OMI, respectively. The average gross margins for the Acquired Companies are comparable to the average gross margins of the Acquired Companies at similar revenue levels prior to NAC's acquisition.

         Selling, General and Administrative ("SG&A"): For the three months ended April 30, 2004, SG&A expenses includes SG&A expenses of OMI's operations ("OMI SG&A"), The Campus Group's operations ("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A"). As a consequence of the acquisition of OMI effective April 1, 2003, SG&A expenses for the three months ended April 30, 2003 includes OMI SG&A for one month and NAC SG&A for three months.

         For the three months ended April 30, 2004, SG&A expense was $1.9 million comprised of (i) Campus SG&A of $760,000, (ii) OMI SG&A of $304,000, and
(iii) NAC SG&A of $866,000. SG&A for the Acquired Companies have remained comparable to their historical levels prior to NAC's acquisition. NAC SG&A for the three months ended April 30, 2004 was $866,000 as compared to $788,000 for the three months ended April 30, 2003. The increase of $78,000 of NAC SG&A for the three months April 30, 2004 as compared to the three months ended April 30, 2003 was due principally to increased personnel and corporate insurance costs as a consequence of the acquisitions.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended April 30, 2004 and 2003, NAC recorded income of $78,000 and $119,000, respectively, representing NAC's share of AFC's net income for the three months ended March 31, 2004 and 2003, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         The following sets forth summarized operating results for AFC (in thousands):



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2004           2003
                                                   -------------  -------------
Revenues                                              $ 1,305        $ 1,603

Film rental                                               260            392
Operating costs                                           633            736
Depreciation and amortization                             214            205
General and administrative expenses                        42             31
                                                      -------        -------
                                                        1,149          1,364
                                                      -------        -------
Net income                                            $   156        $   239
                                                      =======        =======
NAC's proportionate share of net income               $    78        $   119
                                                      =======        =======

         AFC's revenues decreased $298,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, principally as a result of (i) a 20.1% decrease in attendance, (ii) a decrease of $27,000 in other, concession and cafe revenues and (iii) stable ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 4.6% to 19.9% from 24.5% for the three months ended March 31, 2004 and 2003, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, increased 2.6% to 48.5% for the three months ended March 31, 2004 as compared to 45.9% for the three months ended March 31, 2003 due principally to an increase in revenues. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month periods ended April 30, 2004 and April 30, 2003. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         Throughout the three months ended April 30, 2004 and as of June 11, 2004, NAC had no external source of financing, and has operated on its existing cash balances, cash flows from The Campus Group and OMI and distributions from its investment in AFC. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At April 30, 2004 NAC had cash of $325,000 and $2.1 million income tax refund receivable which together with any cash flow derived from its investment in AFC and the operations of The Campus Group and OMI will be used to pursue such opportunities. Additionally, NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (there can be no assurance NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25% per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank has requested repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at April 30, 2004. The outstanding balance of the Term Loan at June 11, 2004 is $142,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At April 30, 2004, the SBA Loan of $402,000 is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The SBA Loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         At April 30, 2004, the $83,000 promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At April 30, 2004, amounts outstanding under the capital leases were $55,000.

         For the three months ended April 30, 2004, NAC's cash and cash equivalents decreased $51,000 due to the net effects of (i) cash flows generated from operations of $82,000, (ii) capital expenditures of $105,000 and (iii) the repayment of debt of $24,000.

         NAC believes that the available cash and cash equivalents totaling $325,000 at April 30, 2004, the collection of the federal income tax refund of $2.1 million and any cash distributions from its investment in AFC and cash flow from the Acquired Companies' operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although NAC intends to vigorously defend each of the claims, no prediction can be made with respect to their ultimate outcomes. Accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statements. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation was immediately applicable to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. FIN No. 46 was adopted by NAC effective February 1, 2004. At the time of adoption, there was no material impact to NAC's financial statements.

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

         As of April 30, 2004, the interest rates under NAC's long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

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

         The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in December 2002, proposing to settle all class and derivative claims. In January 2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the Court's order in January and February 2003. Hearings on the proposed settlement were held on May 13, 2003 and October 15, 2003. Subsequent to the October 15, 2003 hearing, the New York Supreme Court approved the terms of the proposed settlement and issued the Court's written Order and Judgment in December 2003. Certain Plaintiffs in the Delaware Consolidated Action have objected to the terms of the settlement and have filed an appeal with the New York Appellate Court. The Appellate Court scheduled a preliminary conference in July 2004 to review the appeal.

           In the Delaware Consolidated Action, a motion to dismiss that Action was also filed in 2002 and was denied by the Delaware court in January 2003. In January 2004, NAC re-filed a motion to dismiss the Delaware Consolidated Action based upon the New York Supreme Court's written Order and Judgment issued in December 2003. The Delaware Court has previously stayed further proceedings in the Consolidated Action pending issuance of the New York court's order. In April 2004, oral arguments were presented to the Delaware Court regarding NAC motion to dismiss. As of June 11, 2004, no decision has been made by the Delaware Court.

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

         NAC was named as defendant in a self-insurance action Darrell Smith and Aaron Simpson ("Plaintiffs") v. John J. Bennett, ARAC, Country Mutual Insurance Company and Atlanta Casualty Insurance Company in Cook County (State) Court of Illinois. This matter arises out of an incident in which an ARAC car renters' son, while driving the rental vehicle, was involved in a fatal accident and with serious injuries to Plaintiffs, passengers in the vehicle.

         In November 2003, the plaintiffs reached an agreement to settle with all parties against whom they had claims. In May 2004, the definitive agreements were executed and confirmed by the Circuit Court of Cook County dismissing the Plaintiffs action against NAC with prejudice without any further liability or cost to NAC.

         Because of the uncertainties related to several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At April 30, 2004, NAC had accrued $405,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.


Other Litigation

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        EXHIBIT                                                                                    PAGE
        NUMBER             TITLE OF EXHIBIT                                                       NUMBER
        ------------------------------------------------------------------------------------------------
        31.1     Officer's Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                                        33
        31.2     Officer's Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                                        34
        32.2     Certification of Principal Executive Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                     35
        32.2     Certification of Principal Financial Officer Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                     36



     B) REPORTS ON FORM 8-K


         None





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NATIONAL AUTO CREDIT, INC.

Date:  June 11, 2004                 By: /s/ James J. McNamara
      -----------------                  ---------------------
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