Form 10-Q
period 2004-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2004-09-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004
                                                 -------------

                              OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------     -------------

Commission file number  1-11601
                       ---------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              34-1816760
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

555 Madison Avenue, 29th Floor, New York, New York                  10022
---------------------------------------------------           ------------------
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
                       Yes ( )      No (X)

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

             Class                             Outstanding at September 10, 2004
-----------------------------                  ---------------------------------
Common Stock, $0.05 par value                               10,002,614

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Report of Independent Registered Public Accounting Firm        1

               Condensed Consolidated Balance Sheets as of
               July 31, 2004 and January 31, 2004                             2

               Condensed Consolidated Statements of Operations for the
               Three Months and Six Months Ended July 31, 2004 and 2003       3

               Condensed Consolidated Statements of Stockholders' Equity
               and Comprehensive Income (Loss) for the Six Months Ended
               July 31, 2004                                                  4

               Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended July 31, 2004 and 2003                        5

               Notes to Condensed Consolidated Financial Statements           7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 20

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                                   30

Item 4.        Controls and Procedures                                       30

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                             32

Item 6.        Exhibits and Reports on Form 8-K                              35

Signatures                                                                   35

Certifications                                                               36

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Auto Credit, Inc. and Subsidiaries
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and subsidiaries as of July 31, 2004, the related condensed consolidated statements of operations for each of the three-month and six-month periods ended July 31, 2004 and 2003; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the six-month period ended July 31, 2004 and the condensed consolidated statements of cash flows for the six-month periods ended July 31, 2004 and 2003. The financial statements are the responsibility of the Company's management.

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
September 10, 2004

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                July 31,       January 31,
                                                                                  2004             2004
                                                                              -------------    -------------
                                                                              (unaudited)
                           ASSETS

Cash and cash equivalents                                                      $     411         $     376
Accounts receivable, net of allowance of
  $62 and $75, respectively (Note 1)                                               2,848             1,979
Income taxes refundable                                                            2,070             2,162
Prepaid expenses                                                                     387               293
Other current assets                                                                 303               399
                                                                               ---------         ---------
  Total current assets                                                             6,019             5,209

Property and equipment, net of accumulated
  depreciation of $907 and $528, respectively (Note 1)                             2,493             2,756
Investment in AFC (Note 3)                                                         7,800             8,549
Goodwill (Notes 1 and 2)                                                           4,920             4,920
Other intangible assets, net of accumulated
  amortization of $568 and $284, respectively (Notes 1 and 2)                      8,914             9,198
Other assets                                                                         282               284
                                                                               ---------         ---------

                                                                               $  30,428         $  30,916
                                                                               =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                           $   2,301         $   1,339
Accounts payable                                                                   1,003             1,238
Self-insurance claims                                                                284               408
Accrued income taxes                                                                 327               334
Deferred revenue                                                                   1,317               776
Other liabilities                                                                  1,258             1,547
                                                                               ---------         ---------
  Total current liabilities                                                        6,490             5,642

Long term obligations (Note 4)                                                     8,857             8,969
Convertible promissory note (Note 4)                                               2,825             2,825
                                                                               ---------         ---------
                                                                                  18,172            17,436
                                                                               ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 6)                                              --                --

STOCKHOLDERS' EQUITY
Preferred stock                                                                     --                --
Common stock - $.05 par value, authorized 40,000,000 shares,
  issued 39,949,589 and 39,949,589 shares, respectively                            1,997             1,997
Additional paid-in capital                                                       174,454           174,454
Retained deficit                                                                (141,337)         (139,746)
Deferred compensation                                                               (101)             (113)
Treasury stock, at cost, 30,421,975 and 30,896,975
  shares, respectively                                                           (22,757)          (23,112)
                                                                               ---------         ---------
  Total stockholders' equity                                                      12,256            13,480
                                                                               ---------         ---------
                                                                               $  30,428         $  30,916
                                                                               =========         =========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                             Three Months Ended                Six Months Ended
                                                  July 31,                         July 31,
                                           -----------------------         -----------------------
                                            2004            2003            2004            2003
                                           -------         -------         -------         -------

Revenues                                   $ 2,388         $   539         $ 5,681         $   869

Cost of revenues                             1,341             364           3,288             561
                                           -------         -------         -------         -------

Gross profit                                 1,047             175           2,393             308

Selling, general and administrative          1,656           1,435           3,586           2,358
                                           -------         -------         -------         -------

Loss from operations                          (609)         (1,260)         (1,193)         (2,050)

Interest income from investments              --               467            --               487
Income from AFC investment                     111              73             189             192
Interest expense                              (181)             (8)           (344)            (16)
                                           -------         -------         -------         -------

Loss from continuing operations
   before income taxes                        (679)           (728)         (1,348)         (1,387)
Provision for income taxes                    --              --              --              --
                                           -------         -------         -------         -------
Loss from continuing operations               (679)           (728)         (1,348)         (1,387)
Loss from discontinued
  operations, net of tax                        (5)             (6)             (6)            (12)
                                           -------         -------         -------         -------

Net loss                                   $  (684)        $  (734)        $(1,354)        $(1,399)
                                           =======         =======         =======         =======

Basic and diluted loss per share
         Continuing operations             $  (.08)        $  (.09)        $  (.15)        $  (.17)
         Discontinued operations                --              --              --              --
                                           -------         -------         -------         -------
                 Net loss per share        $  (.08)        $  (.09)        $  (.15)        $  (.17)
                                           =======         =======         =======         =======

Weighted average number
   of shares outstanding
     Basic and diluted                       9,146           8,031           9,100           7,948
                                           =======         =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                         SIX MONTHS ENDED JULY 31, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                           Preferred Stock    Common Stock
                           ---------------  ----------------- Additional                         Deferred             Comprehensive
                                    Par                  Par   Paid-In   Retained    Treasury  Compensation               Income
                           Shares  Value     Shares     Value  Capital   Deficit       Stock     Expense     Total        (Loss)
                           ------ -------- ----------  ------ ---------- ----------- --------- ------------ --------- ------------

Balance at
January 31, 2004             --   $  --    39,949,589  $1,997  $ 174,454 $(139,746)  $(23,112)    $ (113)   $ 13,480

Net loss                                                                    (1,354)                           (1,354) $     (1,354)
Treasury stock sold                                                           (237)       355                    118
Deferred compensation
   expense                                                                                             12         12            12
                          ------------------------------------------------------------------------------------------- -------------

Comprehensive income (loss)                                                                                           $     (1,342)
                                                                                                                      =============

Balance at
 July 31, 2004               --   $  --    39,949,589  $1,997  $ 174,454 $(141,337)  $(22,757)    $ (101)   $ 12,256
                           ====== ======== ==========  ======  ========= ==========  ========     ======    ========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     July 31,
                                                                            ----------------------------
                                                                               2004            2003
                                                                            ------------    ------------

Cash flows from operating activities
  Net loss                                                                    $(1,354)        $(1,399)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Loss from discontinued operations                                               6              12
    Depreciation and amortization                                                 663              82

  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                          (869)            191
    Income tax refundable                                                          92           3,507
    Accrued income tax                                                             (7)            (64)
    Accounts payable and other liabilities                                       (235)            500
    Deferred revenue                                                              541            --
    Other operating assets and liabilities, net                                  (461)            159
                                                                              -------         -------
         Net cash provided by (used in) operating activities                   (1,624)          2,988
                                                                              -------         -------

Cash flows from investing activities
  Acquisition of OMI net of cash acquired                                         --               (97)
  Acquisition of The Campus Group net of cash acquired                            --            (3,111)
  Proceeds from AFC distributions                                                  937             425
  Proceeds from sale of marketible securities                                     --               400
  Purchase of property and equipment                                              (116)            (62)
                                                                               -------         -------
    Net cash provided by (used in) investing activities                            821          (2,445)
                                                                               -------         -------

Cash flows from financing activities
  Proceeds from issuance of promissory note                                     1,000            --
  Proceeds from sale of treasury stock                                            118            --
  Payments of long term debt                                                     (150)           (144)
                                                                              -------         -------
    Net cash provided by (used in) financing activities                           968            (144)
                                                                              -------         -------

  Increase in cash and cash equivalents from
    continuing operations                                                         165             399
  Decrease in cash and cash equivalents from
    discontinued operations                                                      (130)            (78)
  Cash and cash equivalents at beginning of period                                376           1,873
                                                                              -------         -------
  Cash and cash equivalents at end of period                                  $   411         $ 2,194
                                                                              =======         =======

                                  -continued-

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                 July 31,
                                                          --------------------
                                                            2004        2003
                                                          --------    --------

Supplemental disclosures of cash flow information
   Interest paid                                         $    345    $      7
                                                         ========    ========
   Income taxes paid                                     $      7    $     64
                                                         ========    ========

Acquisition of The Campus Group:
  Non-cash assets acquired                                           $ 17,260
  Liabilities assumed                                                  (1,484)
                                                                     --------
                                                                       15,776
  Promissory notes issued                                             (12,665)
                                                                     --------
  Cash paid, net of cash acquired                                    $  3,111
                                                                     ========

Acquisition of OMI:
  Non-cash assets acquired                                           $  1,597
  Liabilities assumed                                                  (1,321)
                                                                     --------
                                                                          276
  Promissory notes issued                                                (153)
  Common stock issued                                                     (26)
                                                                     --------
  Cash paid, net of cash acquired                                    $     97
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

           The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and Subsidiaries
("NAC"). NAC consummated a series of acquisitions during the year ended January
31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company (see Note 2). NAC specializes in the full-service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. Additionally,
NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 3). NAC acquired its investment in AFC in April 2000.

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

         The financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of NAC's consolidated financial position, results of operations, stockholders' equity and comprehensive loss, and cash flows for the periods presented.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and
Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on
Form 10-K for the year ended January 31, 2004. The results of operations for the three months and six months ended July 31, 2004 are not necessarily indicative of the operating results for the full year.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Discontinued Operations

         Effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations,
NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months ended July 31, 2004 and 2003, NAC incurred a loss from discontinued operations of $5,000 and $6,000, respectively.
For the six months ended July 31, 2004 and 2003, NAC incurred a loss from discontinued operations of $6,000 and $12,000, respectively.

         NAC is evaluating various additional strategic business alternatives, including, but not limited to, the purchase of one or more existing businesses or the entry into one or more businesses.

Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $307,000 are included as a component of other current assets at July 31, 2004.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over the estimated useful life of the intangible. For the three months and six months ended July 31, 2004, NAC charged to operations
$142,000 and $284,000, respectively, for the amortization of these intangible assets.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         FIN No.46 was subsequently revised by FIN46 (revised December 2003)
("FIN No. 46R"). This revision clarifies some of the provisions of FIN No. 46.
The provisions of FIN No. 46R are effective beginning December 15, 2003 for public entities that have interests in structures that are considered special-purpose entities and March 15, 2004 for all other types of variable interest entities. FIN No. 46R was adopted by NAC effective February 1, 2004. At the time of adoption, there was no material impact to NAC's financial statements.

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

         As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement under which he has agreed to serve as President of each of the four acquired companies for an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of
The Campus Group. Under the terms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the acquired companies.

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

NOTE 2 - ACQUISITIONS - CONTINUED

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

         As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as President of
OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr. Thompson will be entitled to base compensation of $175,000 per year, a grant of stock options for up to 200,000 shares of NAC Common Stock and a performance bonus based upon the operating results of OMI.

           The components and allocation of the purchase price were as follows
(in thousands):

                                                          Amount
                                                         -------
            Components of purchase price:
                 Common stock                            $    26
                 Promissory note                             153
                 Transaction costs                           110
                                                         -------
                      Total purchase price               $   289
                                                         =======

            Allocation of purchase price:
                 Current assets                          $   376
                 Property and equipment                      632
                 Other assets                                 61
                 Goodwill arising in the acqusition          541
                                                         -------
                                                           1,610
                 Accounts payable and accrued expenses      (516)
                 Debt                                       (805)
                                                         -------
                 Net assets acquired                     $   289
                                                         =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - ACQUISITIONS - CONTINUED

         The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the six months ended July 31, 2003 as if the acquisition were consummated on February 1, 2003. Prior to their acquisition, The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the six month periods ended July 31, with the historical results of The Campus Group and OMI for the six month periods ended June 30.
These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:

                                                           Six Months
                                                        Ended July 31, 2003
                                                        -------------------
         Revenues                                            $ 5,965
                                                             =======
         Net loss from continuing operations                 $(1,230)
                                                             =======
         Loss per share from continuing operations           $ (0.15)
                                                             =======

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
NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For the three months ended July 31, 2004 and 2003,
NAC recorded income of $111,000 and $73,000, respectively, representing its share of AFC's net income. For the six months ended July 31, 2004 and 2003, NAC recorded income of $189,000 and $192,000, respectively, representing its share of AFC's net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC - CONTINUED

          Summarized income statement data for AFC for the three months and six months ended June 30, 2004, and 2003, respectively, is as follows (in thousands):

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                 --------------------           -------------------
                                                 2004            2003           2004           2003
                                                 ----            ----           ----           ----

Revenues                                        $1,262         $1,588         $2,567         $3,191

Film rental                                        243            418            503            810
Operating costs                                    577            775          1,210          1,511
Depreciation and amortization                      177            218            391            423
General and administrative expenses                 43             31             85             62
                                                ------         ------         ------         ------
                                                 1,040          1,442          2,189          2,806
                                                ------         ------         ------         ------
Net income                                      $  222         $  146         $  378         $  385
                                                ======         ======         ======         ======

NAC's proportionate share of net income         $  111         $   73         $  189         $  192
                                                ======         ======         ======         ======

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS

         On July 14, 2004, National Auto Credit, Inc. ("NAC") consummated a Loan and Security Agreement ("Loan Agreement") with a lender and issued a Promissory
Note ("Note") of $1.0 million. The lender, Time Passages Corp., is an unaffiliated third party lender. The President of Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due July
13, 2005, (ii) NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at twenty percent per annum.
NAC may prepay the Note at anytime and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, NAC's right, title and interest in and to virtually all of NAC's assets. The lien does not extend to the common stock of The Campus Group and other permitted liens.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

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
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At July 31, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of
$6.2 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank has requested repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at July 31, 2004. The outstanding balance of the Term Loan at
September 10, 2004 is $122,000.

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
Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution. The outstanding balance of the SBA Loan at July 31, 2004 is $396,000.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         The components of long term obligations at July 31, 2004 are as follows
(in thousands):

                                        Amounts
                                        --------
          Capital leases                $     43
          Term loan                          127
          SBA loan                           396
          Promissory note                     80
          Promissory note                  1,000
          Base promissory notes            6,237
          Trailing promissory notes        3,275
          Convertible note payable         2,825
                                        --------
                                          13,983
          Less current maturities         (2,301)
                                        --------
          Long term obligations and
             convertible note payable   $ 11,682
                                        ========

         NAC's current maturities and long term obligations at July 31, 2004 are as follows (in thousands):

                                         Amounts
                                        --------
         2005                           $  2,305
         2006                              1,170
         2007                              1,199
         2008                              1,260
         2009                              1,325
         Thereafter                        6,728
                                        --------
                                          13,987
      less interest due under
        capital leases obligations            (4)
                                        --------
                                        $ 13,983
                                        ========

         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $159,000, respectively at July 31, 2004.

NOTE 5 - SALE OF TREASURY STOCK

         In July 2004, NAC initiated a private placement ("NAC Private
Placement") whereby NAC offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the NAC Private Placement, as of July 31, 2004 NAC sold an aggregate of
475,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $118,000. In August 2004, NAC completed the NAC
Private Placement whereby NAC issued an additional 475,000 shares of its Common
Stock at $0.25 per share from which it derived net proceeds of approximately
$118,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Shareholder Complaints

         On July 31, 2001, NAC received a derivative complaint (the "Academy
Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware (the "Delaware Chancery Court"),
on or about July 31, 2001, against James J. McNamara, John A. Gleason, William
S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory
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

         On August 16, 2001, NAC received a complaint (the "Markovich
Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Delaware Chancery Court on or about August 16, 2001, against James J.
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

         On August 31, 2001, NAC received a complaint (the "Harbor Complaint")
filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the
Delaware Chancery Court on or about August 31, 2001, against Thomas F. Carney,
Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall,
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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
Shareholders Litigation," Civil Action No. 19028 NC (Delaware Chancery Court)
("Delaware Consolidated Action") and the Academy Complaint was deemed the operative complaint.

         The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in
December 2002, proposing to settle all class and derivative claims. In January
2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the court's order in
January and February 2003. Hearings on the proposed settlement were held on May
13, 2003 and October 15, 2003. Subsequent to the October 15, 2003 hearing, the
New York Supreme Court approved the terms of the proposed settlement and issued the court's written Order and Judgment in December 2003. Certain Plaintiffs in
the Delaware Consolidated Action have objected to the terms of the settlement and have filed an appeal with the Appellate Division of the New York Supreme
Court, First Division (the "NY Appellate Court"). The NY Appellate Court
scheduled a preliminary conference in September 2004 to review the appeal.

           A motion to dismiss the Delaware Consolidated Action was also filed in 2002 and was denied by the Delaware Chancery Court in January 2003. In
January 2004, NAC re-filed a motion to dismiss the Delaware Consolidated Action based upon the New York Supreme Court's written Order and Judgment issued in
December 2003. The Delaware Chancery Court has previously stayed further proceedings in the Consolidated Action pending issuance of the New York Supreme
Court's order. In April 2004, oral arguments were presented to the Delaware
Court regarding NAC's motion to dismiss. As of September 10, 2004, no decision has been made by the Delaware Chancery Court.

         No predictions can be made with respect to the outcome of these matters and, accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statement.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

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

         Because of the uncertainties related to several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At July 31, 2004, NAC had accrued $284,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available,
NAC will revise the estimates as appropriate.

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

                                     ITEM 2.
                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         National Auto Credit, Inc. ("the Company" or "NAC") began operations in
1969 and was incorporated in Delaware in 1971. NAC consummated a series of acquisitions during the year ended January 31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company. NAC specializes in the full-service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. Additionally, NAC, through its investment in the Angelika
Film Center LLC ("AFC"), operates in the movie exhibition industry. NAC acquired its investment in AFC in April 2000.

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

      Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $307,000 are included as a component of other current assets at July 31, 2004.

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
satisfying those claims.

      Income Taxes

         NAC recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance. At the time it is determined that NAC is unable to realize deferred tax assets in excess of the recorded amount, an adjustment to the deferred tax asset would decrease income in the period such determination was made. Likewise, should management determine that NAC would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004
  AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2003

         Revenues: Revenues for the three months ended July 31, 2004 were $2.4 million and are comprised principally of revenues derived from the OMI and The
Campus Group (collectively the "Acquired Companies") operations, (i) OMI revenues of $354,000 and (ii) The Campus Group revenues of $2.0 million. Pro forma revenues for the three months ended July 31, 2003, computed by combining the revenues of NAC with the revenues of the Acquired Companies prior to their acquisition, were $2.8 million as compared to revenues of $2.4 million for the three months ended July 31, 2004.

         For the three months ended July 31, 2003, pro forma revenues for The
Campus Group were $2.2 million as compared to revenues of $2.0 million for the three months ended July 31, 2004. The decrease in revenues of $202,000 for the three months ended July 31, 2004 as compared to pro forma revenues for the three months ended July 31, 2003 was principally due to fluctuations in the timing of client events from period-to-period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         For the three months ended July 31, 2003, revenues for OMI were
$209,000 as compared to revenues of $354,000 for the three months ended July 31,
2004. The increase in revenues of $145,000 for the three months ended July 31,
2004 as compared to revenues for the three months ended July 31, 2003 was principally due to an increase in the number, scope and value of client assignments completed from period to period.

         Cost of Revenues: Cost of revenues for three months July 31, 2004 were
$1.3 million and are comprised principally of cost of revenues derived from the
Acquired Companies operations, (i) The Campus Group cost of revenues of $1.0 million and (ii) OMI cost of revenues of $325,000. The average gross margin for the three months ended July 31, 2004 was 50.0% and 8.1% for The Campus Group and
OMI, respectively. The average gross margins for The Campus Group are comparable to the average gross margins at similar revenue levels prior to NAC's acquisition. The average gross margin for OMI for the three months ended July
31, 2004 were lower than historical levels due principally to the media production expenses and related production personnel costs attributable to a new client assignment that was performed at a substantial discount to OMI's normal rates.

         Selling, General and Administrative ("SG&A"): For the three months ended July 31, 2004, SG&A expenses includes SG&A expenses of OMI's operations
("OMI SG&A"), The Campus Group's operations ("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A"). As a consequence of the acquisition of OMI effective April
1, 2003 and The Campus Group effective July 31, 2003, SG&A expenses for the three months ended July 31, 2003 includes OMI SG&A and NAC SG&A for three months.

         For the three months ended July 31, 2004, SG&A expense was $1.7 million comprised of (i) Campus SG&A of $585,000, (ii) OMI SG&A of $216,000, and (iii)
NAC SG&A of $855,000. SG&A for the Acquired Companies have remained comparable to their historical levels prior to NAC's acquisition. NAC SG&A for the three months ended July 31, 2004 was $855,000 as compared to $957,000 for the three months ended July 31, 2003. The decrease of $102,000 of NAC SG&A for the three months July 31, 2004 as compared to the three months ended July 31, 2003 was due principally to decreased legal and consulting costs.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended July 31, 2004 and 2003, NAC recorded income of $111,000 and $73,000, respectively, representing NAC's share of AFC's net income for the three months ended June 30, 2004 and 2003, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                   2004                2003
                                                 -------             -------
Revenues                                         $ 1,262             $ 1,588

Film rental                                          243                 418
Operating costs                                      577                 775
Depreciation and amortization                        177                 218
General and administrative expenses                   43                  31
                                                   -----               -----
                                                   1,040               1,442
                                                   -----               -----
Net income                                         $ 222               $ 146
                                                   =====                ====
NAC's proportionate share of net income            $ 111                $ 73
                                                   =====                ====

         AFC's revenues decreased $326,000 for the three months ended June 30,
2004 as compared to the three months ended June 30, 2003, principally as a result of (i) an 18.1% decrease in attendance, (ii) a decrease of $87,000 in other, concession and cafe revenues and (iii) stable ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased
7.1% to 19.2% from 26.3% for the three months ended June 30, 2004 and 2003, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 3.1% to 45.7% for the three months ended June 30,
2004 as compared to 48.8% for the three months ended June 30, 2003 due principally to a decrease in personnel related costs. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month periods ended July 31, 2004 and July 31, 2003. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2004
  AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2003

         Revenues: Revenues for the six months ended July 31, 2004 were $5.7 million and are comprised principally of revenues derived from the Acquired
Companies operations, (i) OMI revenues of $615,000 and (ii) The Campus Group revenues of $5.1 million. Pro forma revenues for the six months ended July 31,
2003, computed by combining the revenues of NAC with the revenues of the
Acquired Companies prior to their acquisition, were $6.0 million as compared to revenues of $5.7 million for the six months ended July 31, 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         For the six months ended July 31, 2003, pro forma revenues for The
Campus Group were $4.9 million as compared to revenues of $5.1 million for the six months ended July 31, 2004. The increase in revenues of $198,000 for the six months ended July 31, 2004 as compared to pro forma revenues for the six months ended July 31, 2003 was principally due to fluctuations in the timing of client events from period-to-period.

         For the six months ended July 31, 2003, pro forma revenues for OMI were
$1.0 million as compared to revenues of $615,000 for the six months ended July
31, 2004. The decrease in revenues of $434,000 for the six months ended July 31,
2004 as compared to pro forma revenues for the six months ended July 31, 2003 was principally due to a reduction in the number, scope and value of assignments completed from period to period.

         Cost of Revenues: Cost of revenues for six months July 31, 2004 were
$3.3 million and are comprised principally of cost of revenues derived from the
Acquired Companies operations, (i) The Campus Group cost of revenues of $2.8 million and (ii) OMI cost of revenues of $556,000. The average gross margin for the six months ended July 31, 2004 was 44.8% and 9.5% for The Campus Group and
OMI, respectively. The average gross margins for The Campus Group are comparable to the average gross margins at similar revenue levels prior to NAC's acquisition. The average gross margin for OMI for the six months ended July 31,
2004 were lower than historical levels due principally to the media production expenses and related production personnel costs attributable to a new client assignment that was performed at a substantial discount to OMI's normal rates.

         Selling, General and Administrative ("SG&A"): For the six months ended
July 31, 2004, SG&A expenses includes OMI SG&A, Campus SG&A and NAC SG&A. As a consequence of the acquisition of OMI effective April 1, 2003 and The Campus
Group effective July 31, 2003, SG&A expenses for the six months ended July 31,
2003 includes OMI SG&A for four months and NAC SG&A for six months.

         For the six months ended July 31, 2004, SG&A expense was $3.6 million comprised of (i) Campus SG&A of $1.3 million, (ii) OMI SG&A of $520,000, and
(iii) NAC SG&A of $1.7 million. SG&A for the Acquired Companies have remained comparable to their historical levels prior to NAC's acquisition. NAC SG&A for the six months ended July 31, 2004 was $1.7 million as compared to $1.7 million for the six months ended July 31, 2003.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the six months ended July 31, 2004 and 2003, NAC recorded income of $189,000 and $192,000, respectively, representing NAC's share of AFC's net income for the six months ended June 30, 2004 and 2003, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                        2004              2003
                                                      -------           -------

Revenues                                              $ 2,567           $ 3,191

Film rental                                               503               810
Operating costs                                         1,210             1,511
Depreciation and amortization                             391               423
General and administrative expenses                        85                62
                                                      -------           -------
                                                        2,189             2,806
Net income                                            $   378           $   385
                                                      =======           =======
NAC's proportionate share of net income               $   189           $   192
                                                      =======           =======

         AFC's revenues decreased $624,000 for the six months ended June 30,
2004 as compared to the six months ended June 30, 2003, principally as a result of (i) a 19.1% decrease in attendance, (ii) a decrease of $114,000 in other, concession and cafe revenues and (iii) stable ticket prices period-to-period.
The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 5.8% to 19.6% from
25.4% for the six months ended June 30, 2004 and 2003, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 0.2% to 47.1% for the six months ended June 30, 2004 as compared to
47.3% for the six months ended June 30, 2003. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the six month periods ended July 31, 2004 and July 31, 2003. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the six months ended July 31, 2004 and as of September 10,
2004, NAC had no external source of financing, and has operated on its existing cash balances, cash flows from The Campus Group and OMI and distributions from its investment in AFC. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At July 31, 2004
NAC had cash of $411,000 and $2.1 million income tax refund receivable which together with any cash flow derived from its investment in AFC and the operations of The Campus Group and OMI will be used to pursue such opportunities. Additionally, NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (there can be no assurance
NAC will obtain such financing) as means of supplementing the resources available to pursue new opportunities.

         As a consequence of periodic fluctuations in NAC's working capital needs based upon the timing of collections, periods of increased media production activity and the pending collection of the income tax refundable, on
July 14, 2004 NAC consummated a Loan and Security Agreement ("Loan Agreement")
with a lender and issued a Promissory Note ("Note") of $1.0 million. The lender,
Time Passages Corp., is an unaffiliated third party lender. The President of
Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due July 13, 2005, (ii) NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at twenty percent per annum. NAC may prepay the Note at anytime and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, NAC's right, title and interest in and to virtually all of NAC's assets. The lien does not extend to the common stock of The Campus Group and other permitted liens.

         In addition to the issuance of the Note, NAC initiated a private placement ("NAC Private Placement") in July 2004 whereby NAC offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the NAC Private Placement, as of July 31, 2004
NAC sold an aggregate of 475,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $118,000. In August 2004,
NAC completed the NAC Private Placement whereby NAC issued an additional 475,000 shares of its Common Stock at $0.25 per share from which it derived net proceeds of approximately $118,000.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

flows realized from The Campus Group over a period not to exceed three years and
(iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base
Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At July 31, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.2 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank has requested repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at July 31, 2004. The outstanding balance of the Term Loan at
September 10, 2004 is $122,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At July 31,
2004, the remaining balance of the SBA Loan of $396,000 is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April
2017. The SBA Loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         At July 31, 2004, the $80,000 promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At July 31, 2004, amounts outstanding under the capital leases were $43,000.

         For the six months ended July 31, 2004, NAC's cash and cash equivalents increased $165,000 due to the net effects of (i) cash flows used in operations of $1.6 million, (ii) capital expenditures of $116,000, (iii) the repayment of debt of $150,000 offset by (iv) proceeds from the issuance of a promissory note of $1.0 million and the sale of treasury stock of $118,000, and (v) proceeds from AFC distributions of $937,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         NAC believes that the available cash and cash equivalents totaling
$411,000 at July 31, 2004, the collection of the federal income tax refund of
$2.1 million and any cash distributions from its investment in AFC and cash flow from the Acquired Companies' operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 6 of Notes to Condensed Consolidated
Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although
NAC intends to vigorously defend each of the claims, no prediction can be made with respect to their ultimate outcomes. Accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statements. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's
Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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

          FIN No.46 was subsequently revised by FIN46 (revised December 2003)
("FIN No. 46R"). This revision clarifies some of the provisions of FIN No. 46.
The provisions of FIN No. 46R are effective beginning December 15, 2003 for public entities that have interests in structures that are considered special-purpose entities and March 15, 2004 for all other types of variable interest entities. At the time of adoption, there was no material impact to
NAC's financial statements.

OTHER

         NAC's exposure to the risks of inflation is generally limited to the potential impact of inflation on its operating and general and administrative expenses. To date, inflation has not had a material adverse impact on NAC.

         NAC does not utilize futures, options or other derivative financial instruments.

FORWARD-LOOKING STATEMENTS

         Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as "anticipate",
"believe", "plan", "expect", "intend", "may", "will", "should", "estimate",
"predict", "potential", "continue" and similar words although some forward-looking statements are expressed differently. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully other statements in this report that address additional facts that could cause our actual results to differ from those set forth in the forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

         As of July 31, 2004, the interest rates under NAC's short term, long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

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

                                    PART II.

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Complaints

         On July 31, 2001, NAC received a derivative complaint (the "Academy
Complaint") filed by Academy Capital Management, Inc. ("Academy"), a shareholder of NAC, with the Court of Chancery of Delaware (the "Delaware Chancery Court"),
on or about July 31, 2001, against James J. McNamara, John A. Gleason, William
S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory
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

         On August 16, 2001, NAC received a complaint (the "Markovich
Complaint") filed by Levy Markovich ("Markovich"), a shareholder of NAC, with the Delaware Chancery Court on or about August 16, 2001, against James J.
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

         On August 31, 2001, NAC received a complaint (the "Harbor Complaint")
filed by Harbor Finance Partners ("Harbor"), a shareholder of NAC, with the
Delaware Chancery Court on or about August 31, 2001, against Thomas F. Carney,
Jr., Mallory Factor, John A. Gleason, Donald Jasensky, William S. Marshall,
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
Shareholders Litigation," Civil Action No. 19028 NC (Delaware Chancery Court)
("Delaware Consolidated Action") and the Academy Complaint was deemed the operative complaint.

         The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in
December 2002, proposing to settle all class and derivative claims. In January
2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the court's order in
January and February 2003. Hearings on the proposed settlement were held on May
13, 2003 and October 15, 2003. Subsequent to the October 15, 2003 hearing, the
New York Supreme Court approved the terms of the proposed settlement and issued the court's written Order and Judgment in December 2003. Certain Plaintiffs in
the Delaware Consolidated Action have objected to the terms of the settlement and have filed an appeal with the Appellate Division of the New York Supreme
Court, First Division (the "NY Appellate Court"). The NY Appellate Court
scheduled a preliminary conference in September 2004 to review the appeal.

           A motion to dismiss the Delaware Consolidated Action was also filed in 2002 and was denied by the Delaware Chancery Court in January 2003. In
January 2004, NAC re-filed a motion to dismiss the Delaware Consolidated Action based upon the New York Supreme Court's written Order and Judgment issued in
December 2003. The Delaware Chancery Court has previously stayed further proceedings in the Consolidated Action pending issuance of the New York Supreme
Court's order. In April 2004, oral arguments were presented to the Delaware
Chancery Court regarding NAC's motion to dismiss. As of September 10, 2004, no decision has been made by the Delaware Chancery Court.

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

         Because of the uncertainties related to several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At July 31, 2004, NAC had accrued $284,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available,
NAC will revise the estimates as appropriate.

Other Litigation

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) EXHIBITS

        EXHIBIT                                                            PAGE
        NUMBER             TITLE OF EXHIBIT                               NUMBER
        ------------------------------------------------------------------------
        31.1     Officer's Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                36

        31.2     Officer's Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                37

        32.1     Certification of Principal Executive Officer Pursuant
                 to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley
                 Act of 2002)                                               38

        32.2     Certification of Principal Financial Officer Pursuant
                 to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley
                 Act of 2002)                                               39

     b) REPORTS ON FORM 8-K

         On July 14, 2004, NAC a filed Current Report on Form 8-K to report the consummation of a Loan and Security Agreement ("Loan Agreement") with a lender and issued a Promissory Note ("Note") of $1.0 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL AUTO CREDIT, INC.

Date:   September 10, 2004                       By: /s/ James J. McNamara
      ---------------------------                    --------------------------
                                                 James J. McNamara
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                                 By: /s/ Robert V. Cuddihy, Jr.
                                                       ------------------------
                                                 Robert V. Cuddihy, Jr.
                                                 Chief Financial Officer

