Form 10-Q
period 2004-10-31
NATIONAL AUTO CREDIT INC /DE
filed 2004-12-14
CIK 1004981

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended      October 31, 2004
                                                    ----------------------------

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------     -------------

                         Commission file number 1-11601
                                                -------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                34-1816760
         -------------------------------------           ---------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         555 Madison Avenue, 29th Floor, New York, New York       10022
         ---------------------------------------------------  -----------------
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

                 Class                         Outstanding at December 10, 2004
         ------------------------------        --------------------------------
         Common Stock, $0.05 par value                   10,002,614

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----

     PART I.            FINANCIAL INFORMATION

     Item 1.            Financial Statements

                        Report of Independent Registered Public Accounting Firm               1

                        Condensed Consolidated Balance Sheets as of
                        October 31, 2004 and January 31, 2004                                 2

                        Condensed Consolidated Statements of Operations for the
                        Three Months and Nine Months Ended October 31, 2004 and 2003          3

                        Condensed Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income (Loss) for the Nine Months Ended
                        October 31, 2004                                                      4

                        Condensed Consolidated Statements of Cash Flows for the
                        Nine Months Ended October 31, 2004 and 2003                           5

                        Notes to Condensed Consolidated Financial Statements                  7

     Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                        20

     Item 3.            Quantitative and Qualitative Disclosures about
                        Market Risk                                                          30

     Item 4.            Controls and Procedures                                              31

     PART II.           OTHER INFORMATION

     Item 1.            Legal Proceedings                                                    32

     Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds          35

     Item 6.            Exhibits and Reports on Form 8-K                                     35

     Signatures                                                                              36

     Certifications                                                                          37

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Auto Credit, Inc. and Subsidiaries
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and subsidiaries as of October 31, 2004, the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended October 31, 2004 and 2003; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the nine-month period ended October 31, 2004 and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2004 and
2003. The financial statements are the responsibility of the Company's management.

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
December 10, 2004

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   October 31,    January 31,
                                                                     2004           2004
                                                                  ------------   -----------
                                                                  (unaudited)
                              ASSETS

Cash and cash equivalents                                             $   475       $   376
Accounts receivable, net of allowance of
  $104 and $75, respectively (Note 1)                                   2,466         1,979
Income taxes refundable                                                 2,070         2,162
Prepaid expenses                                                          309           293
Other current assets                                                      348           399
                                                                  ------------   -----------
  Total current assets                                                  5,668         5,209

Property and equipment, net of accumulated
  depreciation of $1,025 and $528, respectively (Note 1)                2,373         2,756
Investment in AFC (Note 3)                                              7,965         8,549
Goodwill (Notes 1 and 2)                                                4,920         4,920
Other intangible assets, net of accumulated
  amortization of $710 and $284, respectively (Notes 1 and 2)           8,772         9,198
Other assets                                                              274           284
                                                                  ------------   -----------

                                                                     $ 29,972      $ 30,916
                                                                  ============   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                 $  2,282      $  1,339
Accounts payable                                                        1,310         1,238
Self-insurance claims                                                     281           408
Accrued income taxes                                                      327           334
Deferred revenue                                                        1,437           776
Other liabilities                                                       1,289         1,547
                                                                  ------------   -----------
  Total current liabilities                                             6,926         5,642

Long term obligations (Note 4)                                          8,669         8,969
Convertible promissory note (Note 4)                                    2,825         2,825
                                                                  ------------   -----------
                                                                       18,420        17,436
                                                                  ------------   -----------

COMMITMENTS AND CONTINGENCIES (Note 6)                                      -             -

STOCKHOLDERS' EQUITY
Preferred stock                                                             -             -
Common stock - $.05 par value, authorized 40,000,000 shares,
  issued 39,949,589 and 39,949,589 shares, respectively                 1,997         1,997
Additional paid-in capital                                            174,454       174,454
Retained deficit                                                     (142,402)     (139,746)
Deferred compensation                                                     (95)         (113)
Treasury stock, at cost, 29,946,975 and 30,896,975
  shares, respectively                                                (22,402)      (23,112)
                                                                    ----------  ------------
  Total stockholders' equity                                           11,552        13,480
                                                                    ----------  ------------
                                                                     $ 29,972      $ 30,916
                                                                    ==========  ============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              Three Months Ended              Nine Months Ended
                                                  October 31,                    October 31,
                                      -----------------------------     -----------------------------
                                           2004           2003             2004             2003
                                      --------------  -------------     --------------  -------------

    Revenues                           $   2,999      $   3,051          $   8,680         $  3,932

    Cost of revenues                       1,846          1,717              5,134            2,290
                                      --------------  ----------         -------------  -------------

    Gross profit                           1,153          1,334              3,546           1,642

    Selling, general and
      administrative                       1,926          1,605              5,512           3,963
                                      --------------  ----------         -------------  -------------

    Loss from operations                    (773)          (271)            (1,966)         (2,321)
    Interest income from investments           -             12                  -             499
    Income from AFC investment               165            111                354             303
    Interest expense                        (221)          (171)              (565)           (187)
                                      --------------  ----------         -------------  -------------

    Loss from continuing operations
       before income taxes                  (829)          (319)           (2,177)          (1,706)
    Provision for income taxes                 -              -                 -                -
                                      --------------  ----------         -------------  -------------
    Loss from continuing operations         (829)          (319)           (2,177)          (1,706)
    Income (loss) from discontinued
      operations, net of tax
                                               -              1               (6)              (11)
                                      --------------  ----------         -------------  -------------

    Net loss                             $  (829)      $   (318)         $ (2,183)         $ (1,717)
                                      ==============  ==========         =============  =============

    Basic and diluted loss per share
             Continuing operations       $  (.09)      $   (.04)         $   (.23)         $   (.21)
             Discontinued operations           -              -                 -                 -
                                      --------------  ----------         -------------  -------------
               Net loss per share         $ (.09)        $ (.04)         $   (.23)         $   (.21)
                                      ==============  =============      =============  =============

    Weighted average number
       of shares outstanding
         Basic and diluted                 9,430          8,047             9,370              7,981
                                      ==============  =============      =============  =============

      See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                       NINE MONTHS ENDED OCTOBER 31, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                Preferred Stock              Common Stock
                              --------------------- -------------------------------   Additional
                                            Par                         Par           Paid-In          Retained         Treasury
                                Shares     Value        Shares         Value          Capital           Deficit          Stock
                              ---------- ---------- -------------- -------------- ----------------- ---------------- -------------

Balance at
January 31, 2004                   -         $ -      39,949,589    $    1,997        $  174,454     $ (139,746)      $   (23,112)

Net loss                                                                                                 (2,183)
Treasury stock sold                                                                                        (473)              710
Deferred compensation
 expense                      ---------- ---------- -------------- -------------- ----------------- ---------------- -------------

Comprehensive income (loss)

Balance at
 October 31, 2004                 -        $  -       39,949,589    $    1,997        $  174,454     $ (142,402)      $   (22,402)
                              ========== ========== ============== ============== ================= ================ =============

                                  Deferred                        Comprehensive
                                Compensation                         Income
                                   Expense           Total           (Loss)
                              --------------     --------------  ----------------

Balance at                     $    (113)           $  13,480
January 31, 2004

Net loss                                               (2,183)      $ (2,183)
Treasury stock sold                                       237
Deferred compensation
  expense                             18                   18             18
                              ---------------   --------------  ----------------

Comprehensive income (loss)                                        $  (2,165)
                                                                ================

Balance at
 October 31, 2004              $     (95)           $  11,552
                              ===============    ==============

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Nine Months Ended
                                                                                        October 31,
                                                                         -------------------------------------
                                                                                 2004                 2003
                                                                         -------------------  ----------------

    Cash flows from operating activities
       Net loss                                                            $     (2,183)        $     (1,717)
       Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
           Loss from discontinued operations                                          6                   11
           Depreciation and amortization                                            996                  422

       Changes in operating assets and liabilities, net of acquisition:
          Accounts receivable                                                      (487)                (393)
          Income tax refundable                                                      92                3,507
          Accrued income tax                                                         (7)                 (64)
          Accounts payable and other liabilities                                     72                  555
          Deferred revenue                                                          661                  715
          Other operating assets and liabilities, net                              (548)                 (40)
                                                                         -------------------  ----------------
              Net cash provided by (used in) operating                           (1,398)               2,996
              activities
                                                                         -------------------  ----------------

     Cash flows from investing activities
       Acquisition of OMI net of cash acquired                                        -                  (97)
       Acquisition of The Campus Group net of cash acquired                           -               (3,111)
       Proceeds from AFC distributions                                              937                  879
       Proceeds from sale of marketable securities                                    -                  400
       Purchase of property and equipment                                          (187)                (193)
                                                                         -------------------  ----------------
               Net cash provided by (used in) investing
               activities                                                           750               (2,122)
                                                                         -------------------  ----------------

     Cash flows from financing activities
       Proceeds from issuance of promissory note                                  1,000                    -
       Proceeds from sale of treasury stock                                         237                    -
       Payments of due to former The Campus Group shareholders                        -               (1,079)
       Payments of long term debt                                                  (357)                (212)
                                                                         -------------------  ----------------
               Net cash provided by (used in) financing
               activities                                                           880               (1,291)
                                                                         -------------------  ----------------

        Increase (decrease) in cash and cash equivalents from
           continuing operations                                                    232                 (417)
        Decrease in cash and cash equivalents from
           discontinued operations                                                 (133)                 (84)
        Cash and cash equivalents at beginning of period                            376                1,873
                                                                         -------------------  ----------------
        Cash and cash equivalents at end of period                        $         475         $      1,372
                                                                         ===================  ================

                                   -continued-

                                                                 Nine Months Ended
                                                                    October 31,
                                                          --------------------------------
                                                              2004               2003
                                                          --------------     -------------

     Supplemental disclosures of cash flow information
        Interest paid                                            $  569            $   27
                                                          ==============     =============
        Income taxes paid                                        $    7            $   64
                                                          ==============     =============
        Stock award to employees pursuant to a plan              $    -            $  119
                                                          ==============     =============

     Acquisition of The Campus Group:
       Non-cash assets acquired                                                  $ 17,260
       Liabilities assumed                                                         (1,484)
                                                                             -------------
                                                                                   15,776
       Promissory notes issued                                                    (12,665)
                                                                             -------------
       Cash paid, net of cash acquired                                           $  3,111
                                                                             =============
     Acquisition of OMI:
       Non-cash assets acquired                                                  $  1,597
       Liabilities assumed                                                         (1,321)
                                                                             -------------
                                                                                      276
       Promissory notes issued                                                       (153)
       Common stock issued                                                            (26)
                                                                             -------------
       Cash paid, net of cash acquired                                           $     97
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

         Prior to Fiscal 2003, NAC's operations were conducted principally through three operating segments, (i) the e-commerce segment, which was comprised of ZoomLot Corporation's ("ZoomLot") development of e-commerce services to facilitate the process by which used car dealerships, lenders and insurance companies communicate and complete the transactions between them that are needed to provide used car dealers' customers with financing, insurance and other services, (ii) the movie exhibition segment, which was comprised of the activities of AFC and (iii) the automobile financing segment. However, in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments as of January 31, 2002.

         The financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of NAC's consolidated financial position, results of operations, stockholders' equity and comprehensive loss, and cash flows for the periods presented.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and
Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on
Form 10-K for the year ended January 31, 2004. The results of operations for the three months and nine months ended October 31, 2004 are not necessarily indicative of the operating results for the full year.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Discontinued Operations
-----------------------

         Effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations,
NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months ended October 31 2003, NAC generated income from discontinued operations of $1,000. For the nine months ended October 31, 2004 and 2003, NAC incurred a loss from discontinued
operations of $6,000 and $11,000, respectively.

Revenues
--------

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $348,000 are reported as other current assets at October 31, 2004.

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
------------------------------------

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

         In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial fair value of $9.5 million. The useful lives of these intangibles are being amortized using the straight-line method over the estimated useful lives of 17 years and 9 years, respectively. For the three months and nine months ended October 31, 2004, NAC charged to operations
$142,000 and $426,000, respectively, for the amortization of these intangible assets.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Impairment of Long-Lived Assets
-------------------------------

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
-----------------

         Certain Fiscal 2004 amounts have been reclassified to conform with
Fiscal 2005 presentations.

NOTE 2 - ACQUISITIONS

The Campus Group
----------------

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

                                                      Amount
                                                   ------------
Components of purchase price:
        Cash paid at closing                        $    2,825
        Promissory notes issued at closing               9,840
        Convertible note issued at closing               2,825
        Transaction costs                                  861
                                                   ------------
                Total purchase price                $   16,351
                                                   ============

Allocation of purchase price:
        Current assets                              $    1,758
        Property and equipment                           2,216
        Other intangible assets                          9,482
        Goodwill arising in the acqusition               4,379
                                                   ------------
                                                        17,835
        Accounts payable and accrued expenses            (228)
        Due to shareholder                             (1,256)
                                                   ------------
        Net assets acquired                         $   16,351
                                                   ============

OMI
---
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

                                                             Amount
                                                          ------------
           Components of purchase price:
                 Common stock                                $     26
                 Promissory note                                  153
                 Transaction costs                                110
                                                          ------------
                   Total purchase price                      $    289
                                                          ============

           Allocation of purchase price:
                 Current assets                              $    376
                 Property and equipment                           632
                 Other assets                                      61
                 Goodwill arising in the acqusition               541
                                                          ------------
                                                                1,610
                 Accounts payable and accrued expenses           (516)
                 Debt                                            (805)
                                                          ------------
                 Net assets acquired                         $    289
                                                          ============

         The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the nine months ended October 31, 2003 as if the acquisition were consummated on February 1, 2003. Prior to their acquisition, The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the nine month periods ended October 31, with the historical results of The Campus Group and OMI for the nine month periods ended September
30. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:

                                                   Nine Months
                                             Ended October 31, 2003
                                             ----------------------
Revenues                                       $           9,028
                                               ==================
Net loss from continuing operations            $          (1,525)
                                               ==================
Loss per share from continuing operations      $           (0.19)
                                               ==================

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC

         On April 5, 2000, NAC, through its wholly owned subsidiary National
Cinemas, Inc., acquired a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City.

         AFC is currently owned 50% by NAC and 50% by Reading International,
Inc. ("Reading"). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

            NAC uses the equity method to account for its investment in AFC.
NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For the three months ended October 31, 2004 and 2003,
NAC recorded income of $165,000 and $111,000, respectively, representing its share of AFC's net income. For the nine months ended October 31, 2004 and 2003,
NAC recorded income of $354,000 and $303,000, respectively, representing its share of AFC's net income.

          Summarized income statement data for AFC for the three months and nine months ended September 30, 2004, and 2003, respectively, is as follows (in thousands):

                                                         Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                        ------------------------  ------------------------
                                                           2004         2003        2004          2003
                                                        -----------  -----------  ----------  ------------

Revenues                                                $   1,478     $  1,375    $  4,045      $  4,566

Film rental                                                   269          272         772         1,082
Operating costs                                               639          636       1,849         2,147
Depreciation and amortization                                 198          214         589           637
General and administrative expenses                            42           32         127            94
                                                        -----------  -----------  ----------  ------------
                                                            1,148        1,154       3,337         3,960
                                                        -----------  -----------  ----------  ------------
Net income                                               $    330     $    221     $   708      $    606
                                                        ===========  ===========  ==========  ============
NAC's proportionate share of net income                  $    165     $    111     $   354      $    303
                                                        ===========  ===========  ==========  ============

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
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At October 31, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the
Convertible Notes of $6.1 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision in the Term Loan, the bank has requested accelerated repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at October 31, 2004. The outstanding balance of the Term Loan at October 31, 2004 is $111,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. The SBA
Loan is repayable in monthly installments of $3,309 with the last payment due in
April 2017. The loan bears no interest through May 2004 and at the rate of 4%
per annum thereafter. The SBA Loan is collateralized by substantially all of
OMI's assets and the personal guarantee of Mr. Thompson. Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain releases of Mr. Thompson's personal guarantees from each financial institution. The outstanding balance of the SBA Loan at October 31, 2004 is $388,000.

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

         The components of long term obligations at October 31, 2004 are as follows (in thousands):

                                      Amounts
                                      -------
 Capital leases                        $   34
 Term loan                                111
 SBA loan                                 388
 Promissory note                           77
 Promissory note                        1,000
 Base promissory notes                  6,066
 Trailing promissory notes              3,275
 Convertible note payable               2,825
                                      --------
                                       13,776
 Less current maturities              (2,282)
                                      --------
 Long term obligations and
    convertible note payable          $11,494
                                      ========

         NAC's current maturities and long term obligations at October 31, 2004 are as follows (in thousands):

                                      Amounts
                                      -------
                    2005              $ 2,284
                    2006                1,168
                    2007                1,199
                    2008                1,260
                    2009                1,325
                    Thereafter          6,543
                                      --------
                                       13,779
         less interest due under
          capital leases obligations       (3)
                                      --------
                                      $13,776
                                      ========

         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $177,000, respectively at October 31, 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - SALE OF TREASURY STOCK

         In July 2004, NAC initiated a private placement ("NAC Private
Placement") whereby NAC offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the NAC Private Placement, NAC sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that NAC proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the NAC Private Placement will be included in such registration.

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

         The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in
December 2002, proposing to settle all class and derivative claims. In January
2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the court's order in
January and February 2003. Hearings on the proposed settlement were held on May
13, 2003 and October 15, 2003. One of the Plaintiffs in the Delaware
Consolidated Action, and several other shareholders, appeared and objected to the terms of the settlement, but all of these objections were denied by the New
York Supreme Court, which, after hearing all the evidence, found that the settlement was fair, reasonable and in the best interests of the Company, the class and the Company's shareholders, and approved the terms of the proposed settlement in a written Order and Judgment entered January 8, 2004 ("the January
2004 Order").

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

The provisions of the settlement have not been implemented since Objectors have filed an appeal of the January 2004 Order with the Appellate Division of the New
York Supreme Court, First Division (the "NY Appellate Court"). The NY Appellate
Court scheduled a preliminary conference in September 2004 to review the appeal.
The appeal has been noticed for the January 2005 term of the NY Appellate Court.
Oral argument on the appeal is expected to be heard in February or March 2005 and a decision is expected to be rendered by the NY Appellate Court later in
2005.

         A motion to dismiss the Delaware Consolidated Action was filed in 2002 but was denied by the Delaware Chancery Court in January 2003. The Delaware
Chancery Court then stayed further proceedings in the Delaware Consolidated
Action pending issuance of the New York Supreme Court's decision on the settlement. In January 2004, NAC re-filed a motion to dismiss the Delaware
Consolidated Action, asserting that the New York Supreme Court's January 2004
Order, approving the settlement of the class and derivative action, precluded further proceedings in Delaware. In a decision rendered in August 2004, the
Delaware Chancery Court determined that because the New York Supreme Court's
January 2004 Order conditioned entry of a final judgment in New York upon the dismissal of the Consolidated Derivative Action, the January 2004 Order was not
a final judgment for claim preclusion purposes. There has been no subsequent activity to date in the Consolidated Derivative Action pending the disposition of the appeal in New York.

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

         Because of the uncertainties related to several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At October 31, 2004, NAC had accrued $281,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available,
NAC will revise the estimates as appropriate.

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

      Revenues

         NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $348,000 are reported as other current assets at October 31, 2004.

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
satisfying those claims.

      Income Taxes

         NAC recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance. At the time it is determined that NAC is unable to realize deferred tax assets to the extent of the recorded amount, an adjustment to the deferred tax asset through recording (increasing) a valuation would decrease income in the period such determination was made.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004
  AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003

         Revenues: Revenues for the three months ended October 31, 2004 were
$3.0 million and are comprised principally of revenues derived from the OMI and
The Campus Group (collectively the "Acquired Companies") operations. Revenues for the three months ended October 31, 2003 were $3.1.

         For the three months ended October 31, 2004, revenues for The Campus
Group were $2.0 million as compared to revenues of $2.3 million for the three months ended October 31, 2004. The decrease in revenues of $275,000 for the three months ended October 31, 2004 as compared to revenues for the three months ended October 31, 2003 was principally due to fluctuations in the timing of client events from period-to-period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         For the three months ended October 31, 2004, revenues for OMI were $1.0 million as compared to revenues of $781,000 for the three months ended October
31, 2003. The increase in revenues of $223,000 for the three months ended
October 31, 2004 as compared to revenues for the three months ended October 31,
2003 was principally due to an increase in the number, scope and value of client assignments completed from period to period.

         Cost of Revenues: Cost of revenues for three months October 31, 2004 were $1.8 million and are comprised principally of cost of revenues derived from the Acquired Companies operations, (i) The Campus Group cost of revenues of $1.4 million and (ii) OMI cost of revenues of $388,000. The average gross margin for the three months ended October 31, 2004 was 26.4% and 61.0% for The Campus Group
and OMI, respectively. The average gross margins for The Campus Group declined from its historical average of between 35% and 40% due to an increase in fixed production personnel and related costs and a lower project margin for a large project completed during the period. The average gross margin for OMI for the three months ended October 31, 2004 were higher than historical levels due principally to the increased revenues to absorb fixed media production expenses and related production personnel costs.

         Selling, General and Administrative ("SG&A"): For the three months ended October 31, 2004, SG&A expenses includes SG&A expenses of OMI's operations
("OMI SG&A"), The Campus Group's operations ("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A").

         For the three months ended October 31, 2004, SG&A expense was $1.9 million comprised of (i) Campus SG&A of $860,000, (ii) OMI SG&A of $350,000, and
(iii) NAC SG&A of $636,000. SG&A for the Acquired Companies have increased due to additional personnel and related costs. NAC SG&A for the three months ended
October 31, 2004 was $636,000 as compared to $928,000 for the three months ended
October 31, 2003. The decrease of $292,000 of NAC SG&A for the three months
October 31, 2004 as compared to the three months ended October 31, 2003 was due principally to decreased legal and consulting costs.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended October 31, 2004 and 2003,
NAC recorded income of $165,000 and $111,000, respectively, representing NAC's share of AFC's net income for the three months ended September 30, 2004 and
2003, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                         Three Months Ended September 30,
                                                         --------------------------------
                                                              2004             2003
                                                         ------------      -------------

             Revenues                                       $  1,478         $  1,375

             Film rental                                         269              272
             Operating costs                                     639              636
             Depreciation and amortization                       198              214
             General and administrative expenses                  42               32
                                                         ------------      -------------
                                                               1,148            1,154
                                                         ------------      -------------
             Net income                                     $    330         $    221
                                                         ============      =============
             NAC's proportionate share of net income        $    165         $    111
                                                         ============      =============

         AFC's revenues increased $103,000 for the three months ended September
30, 2004 as compared to the three months ended September 30, 2003, principally as a result of the net effects of (i) a 9.3% increase in attendance, (ii) a decrease of $10,000 in other, concession and cafe revenues and (iii) stable ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased 1.6% to 18.2% from 19.8% for the three months ended September 30, 2004 and 2003, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.
Operating costs, as a percent of revenue, decreased 3.0% to 43.2% for the three months ended September 30, 2004 as compared to 46.2% for the three months ended
September 30, 2003 due principally to a decrease in personnel related costs. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month periods ended October 31, 2004 and October 31, 2003. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2004
  AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2003

         Revenues: Revenues for the nine months ended October 31, 2004 were $8.7 million and are comprised principally of revenues derived from the Acquired
Companies operations, (i) OMI revenues of $1.6 million and (ii) The Campus Group revenues of $7.1 million. Pro forma revenues for the nine months ended October
31, 2003, computed by combining the revenues of NAC with the revenues of the
Acquired Companies prior to their acquisition, were $9.0 million as compared to revenues of $8.7 million for the nine months ended October 31, 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         For the nine months ended October 31, 2003, pro forma revenues for The
Campus Group were $7.2 million as compared to revenues of $7.1 million for the nine months ended October 31, 2004. The decrease in revenues of $138,000 for the nine months ended October 31, 2004 as compared to pro forma revenues for the nine months ended October 31, 2003 was principally due to fluctuations in the timing of client events from period-to-period.

         For the nine months ended October 31, 2003, pro forma revenues for OMI were $1.8 million as compared to revenues of $1.6 million for the nine months ended October 31, 2004. The decrease in revenues of $210,000 for the nine months ended October 31, 2004 as compared to pro forma revenues for the nine months ended October 31, 2003 was principally due to a reduction in the number, scope and value of assignments completed from period to period.

         Cost of Revenues: Cost of revenues for nine months October 31, 2004 were $5.1 million and are comprised principally of cost of revenues derived from the Acquired Companies operations, (i) The Campus Group cost of revenues of $4.2 million and (ii) OMI cost of revenues of $944,000. The average gross margin for the nine months ended October 31, 2004 was 40.5% and 41.6% for The Campus Group
and OMI, respectively. The average gross margins for The Campus Group are comparable to the average gross margins at similar revenue levels prior to NAC's acquisition.

         Selling, General and Administrative ("SG&A"): For the nine months ended
October 31, 2004, SG&A expenses includes OMI SG&A, Campus SG&A and NAC SG&A. As a consequence of the acquisition of OMI effective April 1, 2003 and The Campus
Group effective October 31, 2003, SG&A expenses for the nine months ended
October 31, 2003 includes Campus SG&A for three months, OMI SG&A for seven months and NAC SG&A for nine months.

         For the nine months ended October 31, 2004, SG&A expense was $5.5 million comprised of (i) Campus SG&A of $2.3 million, (ii) OMI SG&A of $870,000, and (iii) NAC SG&A of $2.4 million. SG&A for the Acquired Companies have remained comparable to their historical levels prior to NAC's acquisition. NAC
SG&A for the nine months ended October 31, 2004 was $2.4 million as compared to
$2.7 million for the nine months ended October 31, 2003.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2004 and 2003,
NAC recorded income of $354,000 and $303,000, respectively, representing NAC's share of AFC's net income for the nine months ended September 30, 2004 and 2003, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                        Nine Months Ended September 30,
                                                       --------------------------------
                                                            2004              2003
                                                       -------------      ------------

             Revenues                                     $  4,045          $  4,566

             Film rental                                       772             1,082
             Operating costs                                 1,849             2,147
             Depreciation and amortization                     589               637
             General and administrative expenses               127                94
                                                       -------------      ------------
                                                             3,337             3,960
                                                       -------------      ------------
             Net income                                   $    708          $    606
                                                       =============      ============
             NAC's proportionate share of net income      $    354          $    303
                                                       =============      ============

         AFC's revenues decreased $521,000 for the nine months ended September
30, 2004 as compared to the nine months ended September 30, 2003, principally as a result of (i) a 10.8% decrease in attendance, (ii) a decrease of $124,000 in other, concession and cafe revenues and (iii) stable ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, decreased
4.6% to 19.1% from 23.7% for the nine months ended September 30, 2004 and 2003, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 1.3% to 45.7% for the nine months ended September
30, 2004 as compared to 47.0% for the nine months ended September 30, 2003 due principally to a decrease in personnel and related costs. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the nine month periods ended October 31, 2004 and October 31, 2003. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the nine months ended October 31, 2004 and as of December
10, 2004, NAC had no external source of financing, and has operated on its existing cash balances, cash flows from the Acquired Companies and distributions from its investment in AFC. NAC continues to pursue its plan of examining new business opportunities, which may be pursued through the investment in, or acquisition of existing operating businesses or other means. At October 31, 2004
NAC had cash of $475,000 and a $2.1 million income tax refund receivable which together with any cash flow derived from its investment in AFC and the operations of the Acquired Companies will be used to pursue such opportunities.
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

         In July 2004, NAC initiated a private placement ("NAC Private
Placement") whereby NAC offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the NAC Private Placement, NAC sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that NAC proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the NAC Private Placement will be included in such registration.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

principal payments to commence upon the retirement of the $9.9 million of Base
Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus
Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base Notes and the Trailing
Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At October 31, 2004, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the
Convertible Notes of $6.1 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision in the Term Loan, the bank has requested accelerated repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at October 31, 2004. The outstanding balance of the Term Loan at October 31, 2004 is $111,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At October
31, 2004, the remaining balance of the SBA Loan of $388,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears no interest through May 2004 and at the rate of 4% per annum thereafter.

         At October 31, 2004, the $77,000 promissory note payable to Mr.
Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note bears interest at 5% per annum.

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At October 31, 2004, amounts outstanding under the capital leases were $34,000.

         For the nine months ended October 31, 2004, NAC's cash and cash equivalents increased $99,000 due to the net effects of (i) cash flows used in operations of $1.4 million, (ii) capital expenditures of $187,000, (iii) the repayment of debt of $357,000 offset by (iv) proceeds from the issuance of a promissory note of $1.0 million and the sale of treasury stock of $237,000, and
(v) proceeds from AFC distributions of $937,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         NAC believes that the available cash and cash equivalents totaling
$475,000 at October 31, 2004, the collection of the federal income tax refund of
$2.1 million and any cash distributions from its investment in AFC and cash flow from the Acquired Companies' operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. As discussed in Note 6 of Notes to Condensed Consolidated
Financial Statements, NAC is presently a defendant or nominal defendant in various derivative shareholder complaints and various litigation matters relating to NAC's discontinued auto finance and auto rental businesses. Although
NAC intends to vigorously defend each of the claims, no prediction can be made with respect to their ultimate outcomes. Accordingly, no provision for any loss or settlement that may occur has been recorded in the consolidated financial statements. An adverse outcome could have a material adverse effect on NAC's liquidity, financial condition or results of operations. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's
Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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

         As of October 31, 2004, the interest rates under NAC's short term, long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this interim report on Form
10-Q, the Chief Executive Officer and the Chief Financial Officer of NAC (the
"Certifying Officers") have conducted evaluations of NAC's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e)) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term
"disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The
Certifying Officers have reviewed NAC's disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying
Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

         During our most recent fiscal quarter, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         The parties in the New York action thereafter engaged in settlement negotiations and the parties entered into a stipulation of settlement in
December 2002, proposing to settle all class and derivative claims. In January
2003, the New York Supreme Court entered an order which, among other things, conditionally certified a class of shareholders for settlement purposes, approved the form of notice of the proposed settlement, and scheduled a hearing to approve the settlement. Notice of the proposed settlement was given to the shareholders of the Company and members of the class as per the court's order in
January and February 2003. Hearings on the proposed settlement were held on May
13, 2003 and October 15, 2003. One of the Plaintiffs in the Delaware
Consolidated Action, and several other shareholders, appeared and objected to the terms of the settlement, but all of these objections were denied by the New
York Supreme Court, which, after hearing all the evidence, found that the settlement was fair, reasonable and in the best interests of the Company, the class and the Company's shareholders, and approved the terms of the proposed settlement in a written Order and Judgment entered January 8, 2004 ("the January
2004 Order"). The provisions of the settlement have not been implemented since
Objectors have filed an appeal of the January 2004 Order with the Appellate
Division of the New York Supreme Court, First Division (the "NY Appellate
Court"). The NY Appellate Court scheduled a preliminary conference in September
2004 to review the appeal. The appeal has been noticed for the January 2005 term of the NY Appellate Court. Oral argument on the appeal is expected to be heard in February or March 2005 and a decision is expected to be rendered by the NY
Appellate Court later in 2005.

           A motion to dismiss the Delaware Consolidated Action was filed in
2002 but was denied by the Delaware Chancery Court in January 2003. The Delaware
Chancery Court then stayed further proceedings in the Delaware Consolidated
Action pending issuance of the New York Supreme Court's decision on the settlement. In January 2004, NAC re-filed a motion to dismiss the Delaware
Consolidated Action, asserting that the New York Supreme Court's January 2004
Order, approving the settlement of the class and derivative action, precluded further proceedings in Delaware. . In a decision rendered in August 2004, the
Delaware Chancery Court determined that because the New York Supreme Court's
January 2004 Order conditioned entry of a final judgment in New York upon the dismissal of the Consolidated Derivative Action, the January 2004 Order was not
a final judgment for claim preclusion

purposes. There has been no subsequent activity to date in the Consolidated
Derivative Action pending the disposition of the appeal in New York.

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

         Because of the uncertainties related to several smaller legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At October 31, 2004, NAC had accrued $281,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available,
NAC will revise the estimates as appropriate.

Other Litigation
----------------

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)(b) In August 2004, NAC sold in privately negotiated transactions
("NAC Private Placement") 450,000 shares of its unregistered, restricted treasury stock at $0.25 per share, from which it derived net proceeds of approximately $119,000. NAC's securities sold in the NAC Private Placement were not registered under the Securities Act of 1933, as amended (the "Securities
Act"), and were sold to "accredited investors" (as the term is defined in Rule
501(a) of Regulation D promulgated under the Securities Act) pursuant to Section
4(2), Section 4(6) and/or 3(b) of the Securities Act and on Regulation D
promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by NAC's Board of Directors. The investors in NAC's securities had access to the kind of information about NAC that it would provide in a registration statement, were "accredited investors"
as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to NAC their intentions to acquire NAC's securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. All of the proceeds from the NAC Private
Placement were used for the working capital purposes. The NAC Private Placement was a self-underwriting, NAC did not incur underwriting or investment expenses.

         (c) The Company did not purchase any equity securities during the three months ended October 31, 2004.

ITEM  6.       EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS

        EXHIBIT                                                                            PAGE
        NUMBER             TITLE OF EXHIBIT                                               NUMBER
        -----------------------------------------------------------------------------------------

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

NATIONAL AUTO CREDIT, INC.

Date:     December 10, 2004    By:   /s/ James J. McNamara
      ----------------------        --------------------------------------------
                               James J. McNamara
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)

                              By:   /s/ Robert V. Cuddihy, Jr.
                                   ---------------------------------------------
                              Robert V. Cuddihy, Jr.
                              Chief Financial Officer
                              (principal accounting and financial officer)

