Form 10-K
period 2005-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2005-05-16
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(MARK ONE)
   [X]          Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended January 31, 2005

                                       OR

   [ ]        Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Transition Period from ______to______

                         Commission file number 1-11601

                           NATIONAL AUTO CREDIT, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                             34-1816760
       ------------------------        ------------------------------------
       (State of incorporation)        (I.R.S. Employer Identification No.)

        555 Madison Avenue, 29th Floor, New York New York     10022
        --------------------------------------------------------------
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

Title of each class
-------------------
COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes __ No _X_

As of May 11, 2005, 10,102,614 shares of Common Stock of National Auto Credit,
Inc. were outstanding.

Aggregate market value of the registrant's Common Stock held by non-affiliates at July 31, 2004, was approximately $3,107,106(Based on the closing price of the registrant's common stock on the OTC Bulletin Board on July 31, 2004).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

Part I                                                                                       Page
------                                                                                       ----

Part II
-------

Item          5.      Market for Registrant's Common Equity, Related Stockholder
                           Matters and Issuer Purchases of Equity Securities...............  10
              6.      Selected Financial Data..............................................  12
              7.      Management's Discussion and Analysis of Financial Condition

              9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  71
              9a.     Controls and Procedures..............................................  71

Part III
--------

Part IV
-------

Item          15.     Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K.........................................   82

                                     PART I

         Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as "anticipate",
"believe", "plan", "expect", "intend", "may", "will", "should", "estimate",
"predict", "potential", "continue" and similar words although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report which address additional facts that could cause our actual results to differ from those set forth in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

ITEM 1.  BUSINESS.

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
activities of Angelika Film Center LLC ("AFC") and (iii) the automobile financing segment. However, as the consequence of NAC's strategic review completed in the fourth quarter of Fiscal 2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. As a result of these decisions, both the e-commerce and automobile financing segments were classified as discontinued operations as of
January 31, 2002.

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

Significant Developments

         In order to settle a derivative and class action entitled Robert Zadra, et al v, James A. McNamara, et al (Index. No. 01-604859) (hereinafter referred to as the "New York Action") that was commenced against NAC and certain of its directors in the Supreme Court of the State of New York, New York County (the
"New York Court"), NAC entered into a November 2004 Amended Stipulation of
Settlement (the "New York Settlement Stipulation"). Under the terms of the New
York Settlement Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC Common Stock from December 14, 2000 through December
24, 2002 up to one million warrants (one warrant per 8.23 shares of Common
Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement Stipulation created for the benefit of NAC a
Settlement Fund in the amount of $2.5 million which has been funded by an insurance policy. The legal fees for counsel to the plaintiffs in the New York
Action are not to exceed 25% of the Settlement Fund.

         In order to facilitate the settlement and dismissal of a separate derivative action entitled In re National Auto Credit, Inc, Shareholders
Litigation (Index No. 19028 NC) (hereinafter referred to as the "Delaware
Action"), which had been commenced in the Chancery Court for the State of
Delaware (the "Delaware Court") against NAC, as well as the New York Action, on
April 22, 2005, NAC entered into a Stock Purchase Agreement ("Agreement") with
Academy Capital Management, Inc., Diamond A. Partners, L.P., Diamond A.
Investors, L.P., Ridglea Investor Services, Inc. and William S. Banowsky
(hereinafter referred to collectively as the "Selling Stockholders"). The
Selling Stockholders had also raised objections to the settlement of the New
York Action. The New York Court (a) rejected the objections raised by the
Selling Stockholders and (b) approved as fair and in the best interests of NAC and its shareholders the proposed settlement of the New York Action as set forth in the New York Settlement Stipulation. The Selling Stockholders then filed an appeal (the "Appeal") to such determination by the New York Court.

         Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

         o    enter into a stipulation (to be filed with the New York Court)
              pursuant to which they will (a) irrevocably withdraw, with prejudice, any objections they had asserted or might have
              asserted with respect to the settlement of the New York Action,
              (b) stipulate to the entry of an order dismissing the New York
              Action and (c) agree to the dismissal of the Appeal.

         o    enter into a stipulation (to be filed with the Appellate
              Division, First Department, of the Supreme Court of the State of
              New York) providing for the dismissal of the Appeal.

         o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they will agree to the dismissal of the
              Delaware Action with prejudice.

         The Selling Stockholders have executed and delivered to NAC and NAC has filed with the applicable New York Court and Delaware Court each of the stipulations referred to above.

         Pursuant to the Agreement, NAC has agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of NAC Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. NAC's obligation to purchase such shares is conditioned upon (as well as certain other conditions) (a) an order or judgment having been entered by the New York Court in the New York Action, dismissing the New York Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed, and (b) an order or judgment having been entered by the Delaware Court in the Delaware Action, dismissing the Delaware
Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed. NAC anticipates that all or a substantial portion of the purchase price for any shares purchased from the Selling Shareholders, as well as the $100,000 referred to above for legal fees of the Selling Shareholders, will be funded from the net proceeds of the $2.5 million that has been provided by NAC's insurer for a Settlement Fund in the New York Action.

         As acknowledged by the Selling Shareholders in the Agreement, NAC was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and NAC's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of NAC (or any of its directors, officers, employees and other agents or representatives) or any other wrong doing by NAC (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of NAC's Board of Directors.

         Management currently anticipates that the settlement of the New York
Action and the Delaware Action, as described above, will be completed by August
31, 2005. When the settlement is confirmed, NAC will record the repurchase shares at their market value, based upon the market price of NAC's Common Stock on April 22, 2005 (which was $0.54 per share). As a consequence, upon the confirmation of the settlement in Fiscal 2006 and based upon current estimates,
NAC will (i) record as a component of stockholder's equity the net proceeds of
$1.9 million derived from the Settlement Fund, (ii) record a charge to stockholder equity for the issuance of the five-year warrants issued to eligible shareholders, (iii) charge to operations for the excess cost to repurchase the
Common Stock and related legal costs of $208,000 and $100,000, respectively, and
(iv) record an net increase in cash and cash equivalents, after the Common Stock repurchase of approximately $750,000.

         Management believes that settlement of the New York Action and the
Delaware Actions, as provided for in the Agreement and the New York Settlement
Stipulation, will allow management to concentrate its efforts on NAC's business and will allow NAC to avoid the costs and distractions of prolonged litigation.

Other
         NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance NAC will obtain such financing) as means of supplementing NAC's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At
January 31, 2005 NAC had cash and cash equivalents of $471,000 and $826,000 income tax refund receivable which together with any cash flow derived from its investment in AFC and the operations of The Campus Group and OMI will be used to pursue such opportunities.

CORPORATE COMMUNICATION BUSINESS

         NAC, through Audience Response Systems, Inc. ("ARS"), the Campus Group
Companies, Inc. ("Campus" and collectively with ARS known as the "Campus Group")
and OMI Business Communications, Inc. ("OMI"), engages in a broad range of strategic content development, management and broadcast services to single and multiple site corporate events, meetings and symposiums. The Campus Group was acquired July 2003 and OMI was acquired April 2003.

         NAC serves Fortune 100 pharmaceutical and financial services organizations as well as other companies and industries seeking to develop communication and education content for periodic corporate events. Through a collaborative effort between NAC and its clients, relevant education, product information, regulatory requirements or other communication initiatives are developed and executed. Frequently, these services result in the development of corporate communication, education and/or training videos which are then broadcast at a single site or simulcast via satellite/internet to multiple sites both domestic and international. Furthermore, once produced, such content is frequently modified and integrated into a corporate website for future on-demand access by a broad range of geographically dispersed users.

         NAC, through ARS, also provides on-site corporate event data management services whereby clients can obtain and respond dynamically in real-time to audience preferences, attitudes or responses to specific queries within an event. These data services assist in further engaging corporate and other audiences in understanding and relating to the overall communication program, insuring better information retention, provide a record of responses for regulatory and testing purposes and in many cases provide clients with live field data not otherwise as easily obtained.

Competition

         The corporate communication, symposium, education and training industry in which NAC primarily competes is very fragmented and highly competitive.
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

Clients

         NAC's clients include national and multi-national pharmaceutical and financial services companies such as American Express Company, BearingPoint LLP,
Booz Allen Hamilton Inc. ("Booz Allen"), Cardinal Health, Inc. ("Cardinal
Health"), KPMG Peat Marwick LLP, Pfizer Inc. ("Pfizer"), PricewaterhouseCoopers
LLP, R&D Strategic Solutions, Inc. and Wells Fargo & Company as well as other companies seeking to develop communication, education and/or training content for periodic events.

         Revenues for Fiscal 2005 were $11.3 million and comprised principally of revenues of $9.2 million and $2.1 million derived from The Campus Group and
OMI, respectively. Revenues for Fiscal 2004 were $7.1 million and are comprised principally of, (i) OMI revenues of $2.2 million for the ten month period ended
January 31, 2004 and (ii) The Campus Group revenues of $4.9 million for the six month period ended January 31, 2004.

         Pfizer and R&D Strategic Solutions, Inc. accounted for 36% and 13%, respectively, of revenues for Fiscal 2005. For Fiscal 2004, Pfizer, Booz Allen
and Cardinal Health accounted for 18%, 13% and 13%, respectively, of revenues.
Since NAC revenues from The Campus Group and OMI are measured from the date of each acquisition during Fiscal 2004, such revenues are not necessarily fully indicative of the results for an entire fiscal year. The loss of any one such client could have a material adverse effect on NAC.

MOVIE EXHIBITION BUSINESS

         NAC engages in the movie exhibition business through its investment in
AFC. AFC is the owner of the Angelika Film Center which it holds under a long term lease having a remaining term of approximately 21 years. AFC is owned 50%
by NAC and 50% by Reading International, Inc. Each of the owners of AFC is entitled to a proportionate share of the cash distributions that are paid by
AFC.

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

         NAC conducted its e-commerce business through its ZoomLot subsidiary.
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

         ZoomLot was formed in March 2000 for the purpose of acquiring the
Internet-based operations of Cygnet Dealer Finance, Inc. ("CDF") and acquired these operations from CDF on July 1, 2000. ZoomLot was discontinued effective
December 31, 2001.

EMPLOYEES

         As of January 31, 2005, NAC employed sixty-five people on a full-time basis. None of NAC's employees are covered by a collective bargaining agreement.
NAC believes it maintains good relations with its employees.

ITEM 2.  PROPERTIES.

         NAC occupies a series of leased facilities as follows:

                                              Base
                                             Annual
       Location            Square Feet        Rent    Expiration of Term               Purpose
       --------            -----------        ----    ------------------               -------

 Bohemia, NY                  15,000        $100,000  April 2010              Warehouse and distribution
 Evansville, IN                6,800        $ 54,000  September 2005          Sales, service and field support
 New York, NY                  5,500        $199,000  July 2006               Corporate Headquarters
 New York, NY                  4,900        $225,000  September 2007          Creative Services and Production Studio
 Tuckahoe, NY                 11,000        $ 75,000  April 2010              Creative Services and Production Studio

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

ITEM 3.  LEGAL PROCEEDINGS

         In July and August 2001, NAC received three separate derivative complaints filed with the Delaware Court by each of Academy Capital Management,
Inc ("Academy Complaint"), Levy Markovich, ("Markovich Complaint") and Harbor
Finance Partners ("Harbor Complaint"), all shareholders of NAC, against James J.
McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky,
Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the "Director
Defendants") and names NAC as a nominal defendant. By order of the Delaware
Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated as the Delaware Action.

         The Delaware Action principally seeks: (i) a declaration that the
Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants, (vi) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders and (vii) an award of costs and expenses.

         On October 12, 2001, NAC received a derivative complaint filed by
Robert Zadra, a shareholder of NAC, that had been filed with the New York Court on or about October 12, 2001 against James J. McNamara, John A. Gleason, William
S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory
Factor, Thomas F. Carney, Jr., and NAC as Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations. The New York
Action contains allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the
ZoomLot transaction. The New York Action seeks (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to NAC, (ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director Defendants, if exercised, (iv) an order directing the
Director Defendants to account for alleged profits and losses obtained by the
Director Defendants as a result of the alleged various acts complained of, (v)
awarding compensatory damages to NAC and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

         NAC has vigorously defended against each of the respective claims made in the Delaware Action and New York Action, as it believes that the claims have no merit.

         The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC
Common Stock from December 14, 2000 through December 24, 2002 up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December
15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement
Stipulation created for the benefit of NAC a Settlement Fund in the amount of
$2.5 million which has been funded by an insurance policy. The legal fees for counsel to the plaintiffs in the New York Action are not to exceed 25% of the
Settlement Fund.

         In order to facilitate the settlement and dismissal of the separate
Delaware Action as well as the New York Action, on April 22, 2005, NAC entered into a Stock Purchase Agreement with Academy Capital Management, Inc., Diamond
A. Partners, L.P., Diamond A. Investors, L.P., Ridglea Investor Services, Inc.
and William S. Banowsky. The Selling Stockholders had also raised objections to the settlement of the New York Action. The New York Court (a) had rejected the objections raised by the Selling Stockholders and (b) had approved as fair and in the best interests of NAC and its shareholders the proposed settlement of the
New York Action as set forth in the New York Settlement Stipulation. The Selling
Stockholders had then filed the Appeal.

         Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

         o    enter into a stipulation (to be filed with the New York Court)
              pursuant to which they will (a) irrevocably withdraw, with prejudice, any objections they had asserted or might have
              asserted with respect to the settlement of the New York Action,
              (b) stipulate to the entry of an order dismissing the New York
              Action and (c) agree to the dismissal of the Appeal.

         o    enter into a stipulation (to be filed with the Appellate
              Division, First Department, of the Supreme Court of the State of
              New York) providing for the dismissal of the Appeal.

         o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they will agree to the dismissal of the
              Delaware Action with prejudice.

         The Selling Stockholders have executed and delivered to NAC and NAC has filed with the applicable New York Court and Delaware Court each of the stipulations referred to above.

         Pursuant to the Agreement, NAC has agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of NAC Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. NAC's obligation to purchase such shares is conditioned upon (as well as certain other conditions) (a) an order or judgment having been entered by the New York Court in the New York Action, dismissing the New York Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed, and (b) an order or judgment having been entered by the Delaware Court in the Delaware Action, dismissing the Delaware
Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed. NAC anticipates that all or a substantial portion of the purchase price for any shares purchased from the Selling Shareholders, as well as the $100,000 referred to above for legal fees of the Selling Shareholders, will be funded from the net proceeds of the $2.5 million that has been provided by NAC's insurer for a Settlement Fund in the New York Action.

         As acknowledged by the Selling Shareholders in the Agreement, NAC was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and NAC's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of NAC (or any of its directors, officers, employees and other agents or representatives) or any other wrong doing by NAC (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of NAC's Board of Directors.

         Management currently anticipates that the settlement of the New York
Action and the Delaware Action, as described above, will be completed by August
31, 2005.

         Management believes that settlement of the New York Action and the
Delaware Action, as provided for in the Agreement and the New York Settlement
Stipulation, will allow management to concentrate its efforts on NAC's business and will allow NAC to avoid the costs and distractions of prolonged litigation.

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

         NAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal 1996 and prior. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment.

         NAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at January 31, 2005 and 2004 was $256,000 and $408,000,
respectively.

         Because of the uncertainties related to several residual small claims and legal proceedings involving NAC's former rental operations and
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No items were submitted to a vote of security holders during the fourth quarter of Fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         NAC's Common Stock, $.05 par value, has been trading on the
Over-The-Counter Bulletin Board (the "OTCBB"), operated by The Nasdaq Stock
Market, Inc., since March 23, 1998 under the ticker symbol "NAKD."

         The following table sets forth the range of the high and low closing quotations for Common Stock on the OTCBB during the periods indicated as reported by the OTCBB. Such market quotations reflect inter-dealer prices, without mark-up, mark-downs or commissions and may not necessarily represent actual transactions

                                                   High       Low
                                                ---------   --------
Year ended January 31, 2004
---------------------------
First Quarter (February 1 - April 30) ........     $.20      $.12
Second Quarter (May 1 - July 31) .............      .24       .13
Third Quarter (August 1 - October 31) ........      .47       .19
Fourth Quarter (November 1 - January 31)......      .63       .33

Year ended January 31, 2005
---------------------------
First Quarter (February 1 - April 30) ........     $.70      $.38
Second Quarter (May 1 - July 31) .............      .62       .40
Third Quarter (August 1 - October 31) ........      .45       .38
Fourth Quarter (November 1 - January 31)......      .40       .31

STOCKHOLDERS

         At May 11, 2005 there were 1,183 stockholders of record of NAC's Common
Stock based upon a securities position listing furnished to NAC by American
Stock Transfer & Trust Company, NAC's transfer agent. On that date, the closing bid quotation of the Common Stock on OTCBB was $0.75 per share.

DIVIDEND POLICY

         It has been NAC's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly,
NAC has generally not issued a cash dividend. However, NAC does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31, 2005 and 2004.

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
terms of the 2003 Plan at an estimated fair value of $0.32 per share. Each share granted is restricted and unregistered stock and each award vests at the rate of
20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For
Fiscal 2004, NAC charged $119,000 to deferred compensation expense, which is reported as a component of shareholders' equity, for the 2003 Plan grants. The deferred compensation expense is amortized against operations on a straight-line basis over the 5 year vesting period of the restricted Common Stock. For Fiscal
2005 and Fiscal 2004, deferred compensation amortization expense was $24,000 and
$6,000, respectively.

         The following table sets forth, as of January 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of NAC are authorized for issuance.

                                NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE       NUMBER OF SECURITIES REMAINING AVAILABLE
                                 ISSUED UPON EXERCISE OF           EXERCISE PRICE OF          FOR FUTURE ISSUANCE UNDER EQUITY
                              OUTSTANDING OPTIONS, WARRANTS      OUTSTANDING OPTIONS,     COMPENSATION PLANS (EXCLUDING SECURITIES
                                        AND RIGHTS                WARRANTS AND RIGHTS             REFLECTED IN COLUMN (A))
       PLAN CATEGORY                      ( A )                          ( B )                              ( C )
---------------------------- --------------------------------- -------------------------- ------------------------------------------

Equity compensation plans
approved by security
holders                               1,630,000                           $0.80                      373,352

Equity compensation plans
not approved by security
holders                                   -                                  -                        28,000
                             --------------------------------- -------------------------- ------------------------------------------
Total                                 1,630,000                           $0.80                      401,352
                             --------------------------------- -------------------------- ------------------------------------------

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

STATEMENT OF OPERATIONS DATA                                       Years Ended January 31,
----------------------------                    --------------------------------------------------------
                                                  2005        2004        2003        2002        2001
                                                --------    --------    --------    --------    --------

Service revenues                                $ 11,343    $  7,144    $   --      $   --      $  4,102
Operating costs and expenses                    $ 14,250    $ 11,001    $  3,506    $  5,384    $ 50,609

Loss from continuing operations                 $ (3,164)   $ (3,383)   $   (419)   $ (5,488)   $(46,507)
Discontinued operations, net of tax(1)              --           401         310      (8,780)       (776)
                                                --------    --------    --------    --------    --------
Net loss                                        $ (3,164)   $ (2,982)   $   (109)   $(14,268)   $(47,283)
                                                ========    ========    ========    ========    ========
Basic and diluted (loss) earnings per share
     Continuing operations                      $   (.33)   $   (.41)   $   (.05)   $   (.47)   $  (1.67)
     Discontinued operations                        --           .05         .04        (.75)       (.03)
                                                --------    --------    --------    --------    --------
        Total                                   $   (.33)   $   (.36)   $   (.01)   $  (1.22)   $  (1.70)
                                                ========    ========    ========    ========    ========
Weighted average number of shares outstanding
     Basic                                         9,529       8,182       8,380      11,692      27,761
                                                ========    ========    ========    ========    ========
     Diluted                                       9,529       8,182       8,380      11,692      27,761
                                                ========    ========    ========    ========    ========

                                                                   As of January 31,
                                                --------------------------------------------------------
                                                  2005        2004        2003        2002        2001
                                                --------    --------    --------    --------    --------
BALANCE SHEET DATA
------------------
Cash and cash equivalents                       $    471    $    376    $  1,873    $  6,122    $ 12,444
Total assets                                    $ 28,089    $ 30,916    $ 18,712    $ 20,534    $ 39,066
Long term debt and convertible debt             $ 11,475    $ 11,794    $   --      $   --      $   --
Redeemable preferred stock                      $   --      $   --      $   --      $   --      $    629
Total stockholders' equity                      $ 10,577    $ 13,480    $ 16,110    $ 16,325    $ 31,455

(1)  See Note 10 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

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
activities of AFC and (iii) the automobile financing segment. However, as the consequence of NAC's strategic review completed in the fourth quarter of Fiscal
2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments. As a result of these decisions, both the e-commerce and automobile financing segments have been classified as discontinued operations as of January 31, 2002.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2005

Settlement of Shareholder Litigation

         In order to settle a derivative and class action entitled Robert Zadra, et al v, James A. McNamara, et al (Index. No. 01-604859) (hereinafter referred to as the "New York Action") that was commenced against NAC and certain of its directors in the Supreme Court of the State of New York, New York County (the
"New York Court"), NAC entered into a November 2004 Amended Stipulation of
Settlement (the "New York Settlement Stipulation"). Under the terms of the New
York Settlement Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC Common Stock from December 14, 2000 through December
24, 2002 up to one million warrants (one warrant per 8.23 shares of Common
Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement Stipulation created for the benefit of NAC a
Settlement Fund in the amount of $2.5 million which has been funded by an insurance policy. The legal fees for counsel to the plaintiffs in the New York
Action are not to exceed 25% of the Settlement Fund.

         In order to facilitate the settlement and dismissal of a separate derivative action entitled In re National Auto Credit, Inc, Shareholders
Litigation (Index No. 19028 NC) (hereinafter referred to as the "Delaware
Action"), which had been commenced in the Chancery Court for the State of
Delaware (the "Delaware Court") against NAC, as well as the New York Action, on
April 22, 2005, NAC entered into a Stock Purchase Agreement with Academy Capital
Management, Inc., Diamond A. Partners, L.P., Diamond A. Investors, L.P.,

Ridglea Investor Services, Inc. and William S. Banowsky (hereinafter referred to collectively as the "Selling Stockholders"). The Selling Stockholders had also raised objections to the settlement of the New York Action. The New York Court
(a) had rejected the objections raised by the Selling Stockholders and (b) had approved as fair and in the best interests of NAC and its shareholders the proposed settlement of the New York Action as set forth in the New York
Settlement Stipulation. The Selling Stockholders had then filed an appeal (the
"Appeal") to such determination by the New York Court.

         Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

         o    enter into a stipulation (to be filed with the New York Court)
              pursuant to which they will (a) irrevocably withdraw, with prejudice, any objections they had asserted or might have
              asserted with respect to the settlement of the New York Action,
              (b) stipulate to the entry of an order dismissing the New York
              Action and (c) agree to the dismissal of the Appeal.

         o    enter into a stipulation (to be filed with the Appellate
              Division, First Department of the Supreme Court of the State of
              New York) providing for the dismissal of the Appeal.

         o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they will agree to the dismissal of the
              Delaware Action with prejudice.

         The Selling Stockholders have executed and delivered to NAC and NAC has filed with the applicable New York Court and Delaware Court each of the stipulations referred to above.

         Pursuant to the Agreement, NAC has agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of NAC Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. NAC's obligation to purchase such shares is conditioned upon (as well as certain other conditions) (a) an order or judgment having been entered by the New York Court in the New York Action, dismissing the New York Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed, and (b) an order or judgment having been entered by the Delaware Court in the Delaware Action, dismissing the Delaware
Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed. NAC anticipates that all or a substantial portion of the purchase price for any shares purchased from the Selling Shareholders, as well as the $100,000 referred to above for legal fees of the Selling Shareholders, will be funded from the net proceeds of the $2.5 million that has been provided by NAC's insurer for a Settlement Fund in the New York Action.

         As acknowledged by the Selling Shareholders in the Agreement, NAC was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and NAC's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of NAC (or any of its directors, officers, employees and other agents or representatives) or any other wrong doing by NAC (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of NAC's Board of Directors.

         Management currently anticipates that the settlement of the New York
Action and the Delaware Action, as described above, will be completed by August
31, 2005. When the settlement is confirmed, NAC will record the repurchase shares at their market value, based upon the market price of NAC's Common Stock on April 22,

2005 (which was $0.54 per share). As a consequence, upon the confirmation of the settlement in Fiscal 2006 and based upon current estimates, NAC will (i) record as a component of stockholder's equity the net proceeds of $1.9 million derived from the Settlement Fund, (ii) record a charge to stockholder equity for the issuance of the five-year warrants issued to eligible shareholders, (iii) charge to operations for the excess cost to repurchase the Common Stock and related legal costs of $208,000 and $100,000, respectively, and (iv) record an net increase in cash and cash equivalents, after the Common Stock repurchase of approximately $750,000.

         Management believes that settlement of the New York Action and the
Delaware Actions, as provided for in the Agreement and the New York Settlement
Stipulation, will allow management to concentrate its efforts on NAC's business and will allow NAC to avoid the costs and distractions of prolonged litigation.

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

         In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, NAC (i) paid $2.8 million at closing from NAC's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. The Campus Group revenues and net income for the year ended December 31, 2002 were $10.7 million and $1.2 million, respectively.

         As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement under which he has agreed to serve as President of each of the four acquired companies with an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of
The Campus Group. Under the terms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the Campus Group.

Acquisition - OMI

         In April 2003, NAC consummated a Merger and Plan of Reorganization
Agreement whereby NAC acquired all of the outstanding common stock of OMI
Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. For financial reporting purposes, the effective date of the transaction was April 1, 2003. The Campus
Group and OMI together are known as the "Acquired Companies".

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

         Service Revenues: NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $401,000 and $398,000, respectively, are included as a component of other current assets at January 31, 2005 and 2004.

         NAC recognizes revenue from website design and development when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. These contracts are generally limited to the design and development of websites and the presentation of site library content developed by NAC. Clients also have the option to engage
NAC to maintain and upgrade their websites. These projects are separate from the website development and design engagements, and the related revenue is recognized over the term of the agreement, which is generally up to one year.

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

         Cost of Service Revenues: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

         Accounts Receivable: NAC extends credit to clients in the normal course of business. NAC continuously monitors collections and payments from clients and maintains an allowance for doubtful accounts based upon historical experience and any specific client collection issues that have been identified. Since accounts receivable are concentrated in a relatively few number of clients, a significant change in the liquidity or financial position of any of these clients could have a material adverse impact on the collectibility of the accounts receivable and future operating results. NAC does not have any off-balance sheet credit exposure related to its customers.

         Valuation of Long-lived Assets and Goodwill: NAC reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable and it annually assesses whether goodwill has been impaired by comparing the carrying amount of the goodwill to its fair value. When it is determined that the carrying amount of long-lived assets or goodwill is impaired, impairment is measured by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

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

         Self-Insurance Claims: NAC maintained and continues to maintain self-insurance for claims and associated litigation expenses relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal
1996 and prior. NAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. NAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving NAC vehicles operated by employees within the scope of their employment.

         NAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to,
NAC's historical loss experience and projected loss

factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in
1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by
NAC. NAC's self-insurance liability at January 31, 2005 and 2004 was $256,000 and $408,000, respectively.

         Because of the uncertainties related to several residual small claims and legal proceedings involving NAC's former rental operations and
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

RESULTS FROM CONTINUING OPERATIONS

         As a consequence of NAC's (i) acquisition of The Campus Group and OMI in Fiscal 2004, and (ii) the formal exit from NAC's prior legacy business of auto finance and rental operations in Fiscal 2002, NAC has presented its financial statements in a manner that reflects the nature of the Acquired
Companies' operations and the on-going operations of NAC and has reclassified the auto finance and rental operations as discontinued operations for all period presented. Furthermore, for Fiscal 2004, the results from continuing operations include the results from (i) The Campus Group, acquired July 31, 2003, only for the six months ended January 31, 2004 and (ii) OMI, acquired April 1, 2003, only for the ten months ended January 31, 2004. For Fiscal 2003, there were no continuing operations as NAC exited its legacy business during that period.

         Management's strategic initiatives for Fiscal 2005 have been (i)
integrating The Campus Group and OMI acquisitions to use and share common internal and external resources to achieve improved operational efficiency, (ii)
eliminating redundant fixed production expenses, (iii) creating a common NAC marketing group which cross sells NAC's services, (iv) developing business opportunities and strategies which expand its client base, (v) eliminating non-productive investments or costs and (vi) settling outstanding litigation with shareholders. During Fiscal 2005, NAC identified and eliminated annual expenses of $932,000 through leveraging The Campus Group, OMI's and NAC's internal resources and eliminating redundant expenses. NAC began to realize the effects of the expense elimination beginning in August 2004. NAC charged to NAC
SG&A expense for Fiscal 2005, Fiscal 2004 and Fiscal 2003 $185,000, $334,000 and
$109,000, respectively, relating exclusively to shareholder litigation. Upon the final settlement of the New York Action and the Delaware Action which is expected in Fiscal 2006, NAC will eliminate these costs and benefit from the redirection of additional management time to business development activities in the future. Generally, the time required to cultivate a new client relationship to the point where NAC is generating service revenues from such clients is between 6 to 12 months. Through NAC's marketing initiatives, management believes that NAC is well positioned for revenue growth for Fiscal 2006 with new and existing clients while maintaining a reduced and more streamlined cost structure. As a consequence of NAC strategic initiatives for Fiscal 2005, management is seeking to generate positive cash flow from the combined effects of its operations and its investment in AFC for Fiscal 2006.

         Service Revenues: Revenues for Fiscal 2005 and Fiscal 2004 were $11.3 million and $7.1 million, respectively. The Campus Group revenues increased $4.5 million to $9.2 million for Fiscal 2005 as compared to $4.9 million for Fiscal
2004. OMI revenues decreased $156,000 to $2.1 million for Fiscal 2005 as compared to $2.2 million for Fiscal 2004. The increase in The Campus Group revenues Fiscal 2005 of $4.5 million is due principally to the effect of the inclusion of The Campus Group's revenues in the consolidated results of operations for the full year in Fiscal 2005 as compared to only six months for
Fiscal 2004. The decrease in OMI revenues for Fiscal 2005 as compared to Fiscal
2004, is due principally to the net effect of (i) fluctuations of the timing and scope of client events from period-to-period, offset by (ii) the effect of the inclusion of OMI's results from operations for the full year in Fiscal 2005 compared to only ten months for Fiscal 2004.

         Cost of Service Revenues: Cost of revenues for Fiscal 2005 and Fiscal
2004 were $6.9 million and $4.0 million, respectively. The Campus Group cost of revenues increased $2.8 million to $5.5 for Fiscal 2005 as compared to $2.7 million for Fiscal 2004 principally as a consequence of increased revenue levels from period-to-period. Average gross margin for The Campus Group was 40.1% for
Fiscal 2005 as compared to 44.5% for Fiscal 2004. The decline in the average gross margin for The Campus Group is due principally to the combined effects of
(i) an increase in fixed production personnel and related costs to support medical symposium events sold by The Campus Group and (ii) a lower average gross margin, due to lower service fees charged, on the symposium business for Fiscal
2005 as compared to Fiscal 2004. Average gross margins for OMI was 35.1% for
Fiscal 2005 as compared to 42.0% for Fiscal 2004. The decline in the average gross margin for OMI is due principally to the media production expenses and related production personnel costs attributable to new client assignments that were performed at a substantial discount to OMI's normal rates.

         Selling, General and Administrative ("SG&A"): For Fiscal 2005, SG&A
expense includes twelve months of The Campus Group ("Campus SG&A"), OMI ("OMI
SG&A") and NAC ("NAC SG&A") operations. For Fiscal 2004, SG&A expenses includes ten months of OMI SG&A, six months of Campus SG&A and twelve months of NAC SG&A.
For Fiscal 2003, SG&A includes only NAC SG&A.

         SG&A expense for Fiscal 2005 increased $364,000 to $7.4 million as compared to $7.0 million for Fiscal 2004. SG&A expense of $7.4 million for
Fiscal 2005 was comprised of Campus SG&A, OMI SG&A and NAC SG&A of $2.8 million,
$1.1 million and $3.5 million respectively. SG&A expense of $7.0 million for
Fiscal 2004 was comprised of Campus SG&A, OMI SG&A and NAC SG&A of $1.6 million,
$1.3 million and $4.1 million respectively. SG&A expense for Fiscal 2003 was
$3.5 million comprised exclusively of NAC SG&A.

         Campus SG&A increased $1.2 million to $2.8 million for Fiscal 2005 as compared to $1.6 million for Fiscal 2004 is due principally to the effect of
Campus Group SG&A for the full year in Fiscal 2005 as compared to only six months for Fiscal 2004. OMI SG&A decreased $128,000 to $1.1 million for Fiscal
2005 as compared to $1.3 million due to the net effects of (i) a reduction in
OMI SG&A expenditures through leveraging and utilization of existing The Campus
Group and NAC professional and personnel resources, offset by (ii) Fiscal 2005
OMI SG&A was comprised of a full-year period as compared with a ten-month period for Fiscal 2004. NAC SG&A decreased $657,000 to $3.5 million for Fiscal 2005 as compared to $4.1 million for Fiscal 2004 principally due to a reduction in legal, corporate insurance and other professional service expenses from period-to-period as NAC completed its transition from its legacy operations of auto finance to corporate communications businesses. NAC SG&A expense in Fiscal
2003 was $3.5 million and was comprised principally of NAC personnel, occupancy, legal, professional, insurance and other general corporate overhead costs.

         Interest Income: Interest income is derived principally from the interest earned on NAC's investments in marketable securities, commercial paper, and money market accounts. Interest earned on NAC investments for Fiscal 2005,
Fiscal 2004 and Fiscal 2003 was $6,000, $79,000 and $142,000, respectively. The decrease in interest income over each of the Fiscal periods is due principally to a decrease in the weighted average investment balances during the period as funds were used in Fiscal 2004 to (i) consummate the acquisition of The Campus
Group, (ii) discontinue the auto finance and e-commerce businesses and (iii) to sustain corporate operations.

         In addition to the interest income earned on investments, NAC also recorded interest income as result of a series of claims for income tax refunds from 1988 through 1997. In Fiscal 2003, NAC recorded interest income of approximately $500,000 relating to the income tax refund claims. In Fiscal 2004,
NAC realized additional interest income of $451,000 as a result of a final determination of refund by the Internal Revenue Service ("IRS") relating to its claims for refund for fiscal years 1988 through 1997. In Fiscal 2005, NAC realized an additional $243,000 in interest as a result of adjusted refund claims and final determination of refund by the IRS for 1995 and 1996.

         Income from Investment in AFC: NAC accounts for its investment in AFC using the equity method. For Fiscal 2005, Fiscal 2004 and Fiscal 2003, NAC's share of the net income of AFC was $344,000, $333,000 and $375,000, respectively.

         AFC's fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

                                                    Years Ended December 31,
                                           ---------------------------------------------
                                               2004             2003           2002
                                           -------------    -------------   ------------

Revenues                                      $5,093            $5,791         $6,032

Film rental                                      941             1,320          1,627
Operating costs                                2,505             2,744          2,831
Depreciation and amortization                    787               850            699
General and administrative expenses              171               211            125
                                              ------            ------         ------
                                               4,404             5,125          5,282
                                              ------            ------         ------
Net income                                    $  689            $  666         $  750
                                              ======            ======         ======

NAC's proportionate share of net income       $  344            $  333         $  375
                                              ======            ======         ======

         AFC's revenues decreased $698,000 to $5.1 million for the year ended
December 31, 2004 as compared to $5.8 million the year ended December 31, 2003.
The decrease in AFC's revenues was principally as a result of a 13.8% decrease in attendance while ticket prices remained stable from period-to-period. AFC's revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits. AFC's revenues decreased $241,000 for the year ended December 31, 2003 as compared to the year ended December 31, 2002 principally as a result of the net effects of (i) an
8.5% decrease in attendance, offset in part by (ii) a 1.1% increase in average ticket prices and (iii) an increase of $140,000 in other concession and cafe revenues.

         For the years ended December 31, 2004, 2003 and 2002, film rental expense, as a percentage of revenues, were 18.5%, 22.8% and 27.0%, respectively.
Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film

rental expense, as a percentage of revenue, depending upon the rental rate per film, length of time the film is exhibited and the popularity of the film.

         For the years ended December 31, 2004, 2003 and 2002, operating costs were $2.5 million, $2.7 million and $2.8 million, respectively. Furthermore, operating costs, as a percentage of revenues were 49.2%, 47.4% and 46.9% for the years ended December 31, 2004, 2003 and 2002, respectively. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses. Operating costs decreased $239,000 for the year ended
December 31, 2004 as compared to the year ended December 31, 2003 due to reduced operating personnel expenses as a consequence of reduced attendance from period-to-period. Operating expenses remained stable from the year ended
December 31, 2002 to the year ended December 31, 2003.

         As a result of the net cash flow realized by AFC, distributions by AFC to NAC for Fiscal 2005, Fiscal 2004 and Fiscal 2003 were $937,000, $1.1 million and $300,000, respectively. The lower level of distributions for Fiscal 2003 as compared to Fiscal 2005 and Fiscal 2004 is a result principally of the AFC capital improvement program to refurbish the theatre during Fiscal 2003. In
August 2002, AFC initiated a $1.1 million capital improvement program to renovate the interior of the theatre and upgrade certain equipment, services and facilities. AFC financed the capital program through its current cash flow from operations and as a consequence cash distributions were reduced until the completion of the capital program in December 2002.

         Interest Expense: In connection with the acquisitions of The Campus
Group and OMI during Fiscal 2004, NAC issued $12.8 million in promissory notes to finance a portion of the cost of the acquisitions and assumed certain outstanding debt obligations of $814,000 at the time of the OMI acquisition.
Interest expense for Fiscal 2005 and Fiscal 2004 was $776,000 and $369,000,
respectively.

         Income Taxes: For Fiscal 2004 and Fiscal 2003, NAC recorded income tax benefits of $395,000 and $2.2 million, respectively, that represent either (i)
adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior year's taxable income or (ii)
adjustments to revise (reduce) previous estimates of certain income taxes. For
Fiscal 2004 and Fiscal 2003, $415,000 and $145,000, respectively, of the tax benefits is a component of discontinued operations.

         As of January 31, 2005 NAC has federal net operating loss carryforwards of $87.1 million that may be used to reduce future taxable income, subject to limitations. NAC also has unused low income housing credits totaling $4.3 million. At January 31, 2005, NAC has claims for refunds in the amount of
$826,000. Additionally, as of January 31, 2005, NAC has state and local net operating losses of $1.9 million to reduce future income, subject to limitations.

         As a result of NAC's November 3, 2000 repurchases of shares of its
Common Stock, NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership", the use of net operating loss carryforwards totaling $56.3 million incurred prior to November 3, 2000 will be subject to significant annual limitation. Additionally, the use of low income housing tax credit carryforwards of $3.1 million generated prior to November 3, 2000 will be subject to the
Section 382 limitation. The use of the net operating loss and low income housing credit carryforwards incurred after November 3, 2000, which total $30.8 million and $1.2 million, respectively, as of January 31, 2005, are not subject to the
Section 382 limitation.

         As of January 31, 2005 NAC has $908,000 of minimum tax credits which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

SEASONALITY OF BUSINESS

         NAC's revenues are derived from services performed for clients principally on a project-by-project basis. The nature, scope and timing of client projects are determined independently by each client based upon their own internal operating and communications needs which fluctuate from quarter-to-quarter and year-to-year. To date, NAC has not experienced any determinable revenue trends based upon seasonality.

DISCONTINUED OPERATIONS

         E-commerce Operations: In Fiscal 2005 and Fiscal 2004, there were no revenues or expenses incurred attributable to the e-commerce operations. In
Fiscal 2003 NAC's e-commerce operations realized income of $2,000 as a result of the winding down of operations.

         Automobile Financing: In Fiscal 2005, NAC's automobile financing operations realized revenues of $13,000 principally resulting from the collection of previously charged-off loans and incurred $13,000 in administrative expenses. In Fiscal 2004, NAC's automobile financing operations realized income of $117,000, principally resulting from income tax benefits realized upon the final determination of refund issued by the Internal Revenue
Service during the period. In Fiscal 2003, NAC's automobile financing operations realized income of $33,000, comprised of $28,000 from the collection of previously charged-off loans and a $145,000 income tax benefit, offset by
$140,000 in legal and general expenses as a result of the winding down of operations.

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

         In Fiscal 2005, there were no revenues or expenses incurred attributable to the auto rental operations. In Fiscal 2004, NAC's auto rental operations realized income of $284,000, principally resulting from income tax benefits realized upon the final determination of refund issued by the Internal
Revenue Service and Canadian Revenue Authority during the period. For Fiscal
2003, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note 14 of Notes to
Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the Fiscal 2005 and as of May 11, 2005, NAC has operated on its existing cash balances, proceeds from its income tax refund, cash flows from operations, distributions from its investment in AFC and proceeds from a $1.0 million promissory note issued in July 2004. NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance NAC will obtain such financing) as means of supplementing NAC's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At January 31, 2005, NAC had cash of $471,000 and an $826,000

income tax refund receivable, which together with any cash flow derived from its investment in AFC and the operations of NAC's corporate communications business will be used to pursue such opportunities.

         As a consequence of periodic fluctuations in NAC's working capital needs based upon the timing of collections, periods of increased media production activity and the then pending collection of the income tax refundable, on July 14, 2004 NAC consummated a Loan and Security Agreement
("Loan Agreement") with a lender and issued a Promissory Note ("Note") of $1.0 million. The lender, Time Passages Corp., is an unaffiliated third party lender.
The President of Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note, (i)
the outstanding principal of the Note is due July 13, 2005, (ii) NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at 20% per annum. NAC may prepay the Note at anytime and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, NAC's right, title and interest in and to virtually all of NAC's assets. The lien does not extend to the common stock of The Campus Group and other permitted liens. In January 2005, NAC prepaid $650,000 of the Note. At January 31, 2005, the outstanding balance of the Note was $350,000. In February 2005, NAC prepaid the $350,000 remaining balance and retired the Note.

         In July 2004, NAC initiated a private placement ("NAC Private
Placement") whereby NAC offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the NAC Private Placement, NAC sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption there from. In the event that NAC proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the NAC Private Placement will be included in such registration.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base
Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At January 31, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.1 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision in the Term Loan, the bank requested accelerated repayment of the Term Loan. NAC has classified the Term Loan as a component of current maturities at January 31, 2005. The outstanding balance of the Term Loan at January 31, 2005 was $95,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At January
31, 2005, the remaining balance of the SBA Loan of $383,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum.

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at January 31, 2005 was $73,000.

         OMI leases computer equipment under several different capital leases with finance institutions with various payment terms, expiration dates and imputed annual rates of interest. At January 31, 2005, amounts outstanding under the capital leases were $21,000.

         For Fiscal 2005, NAC's cash and cash equivalents increased $95,000 due to the net effects of (i) the net loss from continuing operations of $1.8 million, (ii) proceeds of $1.3 million from the collection of the income tax refund (iii) the $131,000 net change in operating assets and liabilities, (ii)
capital expenditures of $246,000, (iii) the repayment of debt of $1.0 million,
(iv) proceeds from the issuance of a promissory note of $1.0 million and the sale of treasury stock of $237,000, and (v) AFC distributions of $937,000. NAC also used $152,000 of cash principally for legal and claim expenses associated with NAC's discontinued operations.

         During Fiscal 2004, NAC generated $1.7 million cash flows from continuing operations. This is due to the effect of (i) the net loss from continuing operations of $2.2 million, (ii) net proceeds from the income tax refund of $3.4 million and (iii) the $499,000 net change in operating assets and liabilities. NAC also used $123,000 of cash in the various discontinued
operations. NAC used $1.3 million in cash flows from investing activities principally due to the net effect of (i) $3.2 million used to acquire The Campus
Group and OMI, (ii) capital expenditures of $265,000, (iii) distributions received from AFC of $1.1 million and (iv) net proceeds of $1.1 million derived from the sale of marketable securities. Also during Fiscal 2004, NAC used cash to repay debt of $490,000 and to retire a $1.3 million obligation assumed by NAC in the acquisition of The Campus Group Companies.

         During Fiscal 2003, NAC used $4.3 million cash flows in continuing operations. This is due to the effect of (i) NAC's net loss from continuing operations of $419,000, (ii) an increase in the income tax refundable of $2.1 million and (iii) the $1.9 million net change in operating assets and liabilities. NAC also used $294,000 of cash in the various discontinued
operations. NAC generated $363,000 in cash flows from investing activities principally as the result of distributions from AFC of $300,000.

         NAC believes that the available cash and cash equivalents totaling
$471,000 at January 31, 2005, the collection of the federal income tax refund of
$826,000 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing

debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of
Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

         In addition, pursuant to the terms of the New York Settlement
Stipulation and upon its final confirmation and the dismissal of the Delaware
Action, NAC would receive an estimated $1.9 million as the net proceeds, after plaintiff attorney's fees, from the Settlement Fund. Pursuant to the terms of the Stock Purchase Agreement ("Agreement") with the Selling Shareholders, NAC has agreed to purchase 1,562,500 shares of NAC Common Stock at a price of
$0.6732 per share (or a total purchase price of $1,051,875) and to contribute
$100,000 to cover a portion of the legal fees incurred by the Selling
Shareholders. NAC expects to use a portion of the net proceeds derived from the
Settlement Fund to purchase the 1,562,500 shares of Common Stock. At January 31,
2005, no provision for the New York Settlement Stipulation has been recorded in the consolidated financial statements as the final dismissals of the New York
Action and the Delaware Action have not been issued by the respective courts.

         The following table presents certain payments due under contractual obligations with minimum firm commitments as of January 31, 2005

                                                                   Payments Due by Period
                                         -------------------------------------------------------------------
                                                        Less Than                               More Than
Contractual Obligations                      Total       1 Year     1 - 3 Years   3 - 5 Years    5 Years
-----------------------                      -----       ------     -----------   -----------    -------
                                                                    (in thousands)

Long-term Debt Obligations                    $ 13,065      $1,589       $ 2,353       $ 2,585      $ 6,538
Capital Lease Obligations                           25          25             -             -            -
Operating Lease Obligation                       1,917         647           876           350           44
Purchase Obligation                                  -           -             -             -            -
Other Long-Term Liabilities                          -           -             -             -            -
                                         -------------------------------------------------------------------
                                              $ 15,007      $2,261       $ 3,229       $ 2,935      $ 6,582
                                         ===================================================================

OTHER

         New Accounting Pronouncements

         In December, 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition.
NAC is required to adopt SFAS 123R at the beginning of Fiscal 2007, (effective
February 1, 2006) Under SFAS No. 123R, NAC must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
The transition methods include prospective and retrospective adoption options.
Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. NAC has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

         In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary
Assets, which is an amendment of APB Opinion No. 29, Accounting for Nonmonetary
Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged, with certain exemptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a consequence of the exchange. The adoption of SFAS No. 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. NAC expects that the adoption of SFAS No. 153 will not have a material impact NAC's consolidated financial statements.

         Inflation

         Inflation has not had a material effect on NAC's business.

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

         As of January 31, 2005, the interest rates under NAC's long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Auto Credit, Inc. and Subsidiaries
New York, New York

         We have audited the accompanying consolidated balance sheets of
National Auto Credit, Inc. and Subsidiaries as of January 31, 2005 and 2004 and
the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National
Auto Credit, Inc. and Subsidiaries as of January 31, 2005 and 2004 and the
results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

         Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Cleveland, Ohio
April 22, 2005

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       January 31,
                                                                -----------------------
                                                                   2005          2004
                                                                ---------    ----------

                          ASSETS
Cash and cash equivalents (Note 1)                              $     471    $     376
Accounts receivable, net of allowance
  of $65 and $75, respectively (Note 1)                             2,132        1,979
Income taxes refundable (Note 8)                                      826        2,162
Prepaid expenses                                                      256          293
Other current assets                                                  494          399
                                                                ---------    ---------
  Total current assets                                              4,179        5,209

Property and equipment, net of accumulated
  depreciation of $1,216 and $528, respectively (Notes 1 and 3)     2,240        2,756
Investment in AFC (Note 4)                                          7,955        8,549
Goodwill (Notes 1 and 2)                                            4,920        4,920
Other intangible assets, net of accumulated
  amortization of $852 and $284, respectively (Notes 1 and 2)       8,630        9,198
Other assets                                                          165          284
                                                                ---------    ---------

                                                                $  28,089    $  30,916
                                                                =========    =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 7)            $   1,612    $   1,339
Accounts payable                                                    1,255        1,238
Self-insurance claims (Note 14)                                       256          408
Accrued income taxes (Note 8)                                         328          334
Deferred revenue (Note 1)                                           1,194          776
Other liabilities (Note 6)                                          1,392        1,547
                                                                ---------    ---------
  Total current liabilities                                         6,037        5,642

Long term obligations (Note 7)                                      8,650        8,969
Convertible promissory note (Note 7)                                2,825        2,825
                                                                ---------    ---------
                                                                   17,512       17,436
                                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 17)                      --           --

STOCKHOLDERS' EQUITY (Note 9)
Preferred stock                                                      --           --
Common stock - $.05 par value,
  authorized 40,000,000 shares, issued
  39,949,589 and 39,949,589 shares, respectively                    1,997        1,997
Additional paid-in capital                                        174,454      174,454
Retained deficit                                                 (143,383)    (139,746)
Deferred compensation                                                 (89)        (113)
Treasury stock, at cost, 29,946,975 and 30,896,975
  shares, respectively                                            (22,402)     (23,112)
                                                                ---------    ---------
  Total stockholders' equity                                       10,577       13,480
                                                                ---------    ---------
                                                                $  28,089    $  30,916
                                                                =========    =========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Years Ended January 31,
                                                            --------------------------------
                                                              2005        2004       2003
                                                            --------    --------    --------

Service revenues (Notes 1 and 15)                           $ 11,343    $  7,144    $   --

Cost of service revenues (Note 1)                              6,896       4,011        --
                                                            --------    --------    --------

  Gross profit                                                 4,447       3,133        --

Selling, general and administrative                            7,398       6,990       3,506
                                                            --------    --------    --------

  Loss from operations                                        (2,951)     (3,857)     (3,506)

Interest income                                                  249         530         642
Income from AFC investment (Note 4)                              344         333         375
Interest expense (Note 7)                                       (776)       (369)       --
                                                            --------    --------    --------

  Loss from continuing operations
    before income taxes                                       (3,134)     (3,363)     (2,489)

Provision (benefit) for income taxes (Note 8)                     30          20      (2,070)
                                                            --------    --------    --------

  Loss from continuing operations                             (3,164)     (3,383)       (419)

Income from discontinued operations, net of tax (Note 10)       --           401         310
                                                            --------    --------    --------

  Net loss applicable to common stock                       $ (3,164)   $ (2,982)   $   (109)
                                                            ========    ========    ========

Basic and diluted (loss) earnings per share
     Continuing operations                                  $   (.33)   $   (.41)   $   (.05)
     Discontinued operations                                    --           .05         .04
                                                            --------    --------    --------
          Net loss per share                                $   (.33)   $   (.36)   $   (.01)
                                                            ========    ========    ========

Weighted average number of shares outstanding
     Basic and diluted                                         9,529       8,182       8,380
                                                            ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                Preferred Stock         Common Stock
                                               -----------------  -------------------------    Additional
                                                          Par                      Par          Paid-In         Retained
                                                Shares    Value      Shares        Value        Capital          Deficit
                                               -------  --------  ----------  -------------   ------------    -------------

BALANCE, JANUARY 31, 2002                           --  $     --   39,377,589  $     1,969    $    174,337    $   (136,346)

Net loss                                                                                                              (109)
Surrender of common shares as
     payment on note receivable
Other comprehensive income (loss)
     unrealized loss on marketable securities
                                               -------  -------   ------------ ------------    ------------    ------------
BALANCE, JANUARY 31, 2003                           --       --    39,377,589        1,969         174,337        (136,455)

Net loss
Acquisition of OMI                                                    200,000           10              16          (2,962)
Stock awards to employees                                             372,000           18             101            (166)
Stock issued for acquisition services                                                                                 (143)
Deferred compensation expense
Other comprehensive income (loss)
     unrealized loss on marketable securities
                                               -------  -------   ------------ ------------    ------------    ------------
BALANCE, JANUARY 31, 2004                           --       --    39,949,589        1,997         174,454        (139,746)

Net loss                                                                                                            (3,164)
Treasury stock sold                                                                                                   (473)
Deferred compensation expense
                                               -------  -------   ------------ ------------    ------------    ------------
BALANCE, JANUARY 31, 2005                           --  $   --     39,949,589  $     1,997     $    174,454    $  (143,383)
                                               =======  =======   ============ ============    ============    ============

                                                                  Deferred         Other                       Comprehensive
                                                  Treasury      Compensation    Comprehensive                      Income
                                                    Stock          Expense       Income (loss)     Total           (Loss)
                                                -------------   ------------    -------------   ------------   -------------

BALANCE, JANUARY 31, 2002                       $    (23,502)   $       --      $       (133)   $     16,325

Net loss                                                                                                (109)         (109)
Surrender of common shares as
     payment on note receivable                          (96)                                            (96)
Other comprehensive income (loss)
     unrealized loss on marketable securities                                            (10)            (10)          (10)
                                                 ------------    ------------    ------------   ------------    -----------
BALANCE, JANUARY 31, 2003                            (23,598)           --              (143)         16,110    $     (119)
                                                                                                                ===========

Net loss                                                                                              (2,982)       (2,982)
Acquisition of OMI                                                                                        26
Stock awards to employees                                262            (119)                             96
Stock issued for acquisition services                    224                                              81
Deferred compensation expense                                              6                               6
Other comprehensive income (loss)
     unrealized loss on marketable securities                                            143             143
                                                 ------------    ------------    ------------   ------------    -----------
BALANCE, JANUARY 31, 2004                            (23,112)           (113)           --            13,480   $    (2,982)
                                                                                                                ===========

Net loss                                                                                              (3,164)       (3,164)
Treasury stock sold                                      710                                             237
Deferred compensation expense                                             24                              24
                                                 ------------    ------------    ------------   ------------    -----------
BALANCE, JANUARY 31, 2005                        $   (22,402)   $        (89)    $       --      $    10,577    $   (3,164)
                                                 ============    ============    ============   ============    ===========

See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            Years Ended January 31,
                                                                              -------------------------------------------
                                                                                  2005           2004           2003
                                                                              -------------  -------------  -------------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss                                                                          $ (3,164)      $ (2,982)        $ (109)
Adjustments to reconcile net loss to net cash
   (used in) provided by continuing operating activities:
     Loss (gain) from discontinued operations                                            -             13           (310)
     Depreciation and amortization                                                   1,330            722             33
Changes in operating assets and liabilities:
     Accounts receivable                                                              (153)          (566)             -
     Accrued income tax/refundable                                                   1,330          3,443         (2,070)
    Accounts payable and other liabilities                                             435          1,384         (1,017)
     Other operating assets and liabilities, net                                      (413)          (319)          (845)
                                                                              -------------  -------------  -------------

         Net cash provided by (used in) continuing operating activities               (635)         1,695         (4,318)
                                                                              -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Change in contracts in progress                                                       -              -            106
   Acquisition of OMI net of cash acquired                                               -            (97)             -
   Acquisition of The Campus Group net of cash acquired                                  -         (3,111)             -
   Proceeds from AFC distributions                                                     937          1,079            300
   Proceeds from sale of marketable securities                                           -          1,071              -
   Purchase of other property and equipment                                           (246)          (265)           (43)
                                                                              -------------  -------------  -------------

        Net cash provided by (used in) investing activities                            691         (1,323)           363
                                                                              -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on debt and notes payable                                           (1,046)          (490)             -
   Proceeds from sale of treasury stock                                                237              -              -
   Proceeds from issuance of promissory note                                         1,000              -              -
   Payments to retire Due to the Former Shareholder of The Campus Group                  -         (1,256)             -
                                                                              -------------  -------------  -------------

       Net cash provided by (used in) financing activities                             191         (1,746)             -
                                                                              -------------  -------------  -------------

Increase (decrease) in cash and cash equivalents from continuing operations            247         (1,374)        (3,955)
Decrease in cash and cash equivalents from discontinued operations                    (152)          (123)          (294)
Cash and cash equivalents at beginning of year                                         376          1,873          6,122
                                                                              -------------  -------------  -------------
Cash and cash equivalents at end of year                                          $    471      $     376        $ 1,873
                                                                              =============  =============  =============

                                  -continued-

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                        Years Ended January 31,
                                                    -------------------------------
                                                      2005        2004       2003
                                                    --------    --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                    $    624    $    209   $      3
                                                    ========    ========   ========
   Income taxes paid                                $     67    $     64   $     --
                                                    ========    ========   ========
   Stock awards to employees                        $     --    $    214   $     --
                                                    ========    ========   ========
   Stock issued for acquisition services            $     --    $     81   $     --
                                                    ========    ========   ========

  Acquisition of The Campus Group:
    Non-cash assets acquired                                    $ 17,260
    Liabilities assumed                                           (1,484)
                                                                --------
                                                                  15,776
    Promissory notes issued                                      (12,665)
                                                                --------
    Cash paid, net of cash acquired                             $  3,111
                                                                ========

  Acquisition of OMI:
    Non-cash assets acquired                                    $  1,597
    Liabilities assumed                                           (1,321)
                                                                --------
                                                                     276
    Promissory notes issued                                         (153)
    Common stock issued                                              (26)
                                                                --------
    Cash paid, net of cash acquired                             $     97
                                                                ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION: National Auto Credit, Inc. ("the Company" or "NAC") began operations in 1969 and was incorporated in Delaware in 1971. NAC consummated a series of acquisitions during the year ended January 31, 2004 transforming its business operations into a multi-dimensional corporate communications and entertainment company (see Note 2). NAC specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate communication, education and training video and other services for use at corporate events. Additionally, NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 4). NAC acquired its investment in AFC in April 2000.

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
activities of AFC and (iii) the automobile financing segment. However, as the consequence of NAC's strategic review completed in the fourth quarter of Fiscal
2002, NAC suspended its ZoomLot operations and initiated the steps to discontinue both its e-commerce and auto financing segments as of January 31,
2002 (see Note 10).

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

         CASH EQUIVALENTS: All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value. As of January 31, 2005, the Company's cash balance was $471,000 and the bank balance was $1,052,000. Of the total bank balance, $223,000 was covered by federal depository insurance and $829,000 was uninsured

         GOODWILL AND OTHER INTANGIBLE ASSETS: Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For Fiscal 2005 and from July 31, 2003, the date to acquisition, to January 31, 2004, NAC charged to operations $568,000 and $284,000, respectively, for the amortization of these intangible assets.

         IMPAIRMENT OF LONG-LIVED ASSETS: NAC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, NAC would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values.
NAC would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, NAC would discount the expected estimated future cash flows. Certain of these long-lived assets were disposed of or have been written-down to their estimated fair value
(see Notes 10 and 11).

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

         PROPERTY AND EQUIPMENT: Property and equipment is stated at cost (see
Note 3). Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from eighteen months to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         SELF-INSURANCE CLAIMS: NAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued
automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred.
These estimates include, but are not limited to, NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC.

         Because of the uncertainties related to several residual small claims and legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. As additional information regarding NAC's potential liabilities becomes available,
NAC will revise the estimates as appropriate.

         SERVICE REVENUES: NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $401,000 and $398,000, respectively, are included as a component of other current assets at January 31, 2005 and 2004.

         NAC recognizes revenue from website design and development when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. These contracts are generally limited to the design and development of websites and the presentation of site library content developed by NAC. Clients also have the option to engage
NAC to maintain and upgrade their websites. These projects are separate from the website development and design engagements, and the related revenue is recognized over the term of the agreement, which is generally up to one year.

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

         COST OF SERVICE REVENUES: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING FOR STOCK-BASED COMPENSATION: NAC accounts for stock options and awards in accordance with the provisions of SFAS 123, "Accounting for
Stock-Based Compensation", which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles
Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but
requires companies to disclose the effect on net income (loss) and earnings
(loss) per share had NAC adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards

         If NAC had recorded compensation expense using the fair value method of
SFAS 123, NAC's net after tax loss and loss per share would have been as follows
(in thousands, except per share amounts):

                                                                 Years Ended January 31,
                                                              -----------------------------
                                                                2005       2004       2003
                                                              -------    -------    -------

Net loss applicable to common stock, as reported              $(3,164)   $(2,982)   $  (109)
Add: Stock-based employee compensation expense
  included in reported net loss, net of related tax effects        24          6
Deducted: Total stock-based employee compensation
  expense determined under fair value method for all
  awards, net of related tax effects                              (24)        (6)      (152)
                                                              -------    -------    -------
Pro forma net loss                                            $(3,164)   $(2,982)   $  (261)
                                                              =======    =======    =======
Loss per share, as reported                                   $ (0.33)   $ (0.36)   $ (0.01)
                                                              =======    =======    =======
Pro forma loss per share                                      $ (0.33)   $ (0.36)   $ (0.03)
                                                              =======    =======    =======

         No stock options were granted in Fiscal 2005, Fiscal 2004 or Fiscal
2003.

         EARNINGS PER SHARE: Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of Common Shares outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an antidilutive effect on loss per share for Fiscal 2005,
2004 and 2003. Common stock equivalents, in the form of stock options, which were excluded from the earnings (loss) per share due to their dilutive effect were 1,630,000, 1,630,000 and 1,875,000 for Fiscal 2005, Fiscal 2004 and Fiscal
2003, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS: In December, 2004 the FASB issued
Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004),
Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based
Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to
Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. NAC is required to adopt SFAS 123R as of the beginning of Fiscal 2007, (effective February 1, 2006). Under SFAS No. 123R, NAC must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. NAC has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

         In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary
Assets, which is an amendment of APB Opinion No. 29, Accounting for Nonmonetary
Transactions. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based upon the fair value of the assets exchanged, with certain exemptions to that principle. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a consequence of the exchange. The adoption of SFAS No. 153 will be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. NAC expects that the adoption of SFAS No. 153 will not have a material impact NAC's consolidated financial statements.

         RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 2 - ACQUISITIONS

The Campus Group
         In July 2003, NAC consummated a Stock Purchase Agreement whereby NAC acquired all outstanding capital stock of four affiliated companies, Campus
Group Companies, Inc., Audience Response Systems, Inc, Interactive Conferencing
Network, Inc. and Multi-Video Services, Inc., collectively known as The Campus
Group, from Mr. Steve Campus and certain Family Trusts. The Campus Group was
NAC's second acquisition in the corporate communication, education and training industry. Through the acquisition of The Campus Group, NAC expanded its service offerings to corporate clients and broadened NAC's client base. The Campus
Group's operations are service in nature requiring moderate investments in technology. The significant value in the acquisition is principally its (i)
industry position (ii) assembled workforce, (iii) management strength (iv)
trademarks, (v) client lists and client relations, and (vi) client industry expertise.

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

         As part of The Campus Group acquisition, Mr. Campus entered into an employment agreement under which he has agreed to serve as President of each of the four acquired companies with an initial term of three years. The term of the employment agreement will be automatically extended until such time as the promissory notes and convertible promissory note are retired. Mr. Campus, subject to certain limitations, will have control over day-to-day operations of
The Campus Group. Under the terms of the employment agreement, Mr. Campus will be entitled to base compensation of $100,000 per year and a performance bonus based upon the operating results of the Campus Group.

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
                                              ========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 2 - ACQUISITIONS (CONTINUED)

         NAC engaged the valuation services of an independent third party appraisal company to assist NAC with respect to determining the fair value of tangible and intangible assets acquired in accordance with SFAS No. 141 Business
Combinations. As a consequence of The Campus Group acquisition, NAC recognized goodwill and other intangible assets of $4.4 million and $9.5 million, respectively. Based upon the valuation analysis of The Campus Group assets, the following values were assigned to each intangible asset classification:

         Description                Amount       Estimated Useful Life
         -----------                ------       ---------------------
Client relationships and lists    $9,350,000     17 years
Non-competition agreement            159,000     9 years
                                  ----------
                                  $9,509,000
                                  ==========

         NAC does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

OMI

         In April 2003, NAC consummated a Merger Agreement and Plan of
Reorganization whereby NAC acquired all of the outstanding common stock of OMI
Business Communications, Inc. ("OMI") from Mr. Dean R. Thompson, sole stockholder of OMI. OMI was NAC's initial acquisition into the corporate communication, education and training industry. NAC management has significant experience in the corporate communication industry and identified OMI to initiate NAC's strategy to acquire businesses in this industry. OMI's operations are service in nature requiring moderate investments in technology. The significant value in the acquisition is principally its (i) industry position
(ii) assembled workforce, (iii) management strength and (vi) potential to serve as a platform for future acquisitions in the industry.

         In exchange for the acquisition of all of the outstanding common stock of OMI, NAC (i) issued 200,000 shares of NAC Common Stock, valued at $26,000
(ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, NAC agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. In the event
Mr. Thompson meets the performance objectives during the three-year period, pro rata compensation expense would be charged to operations in each year that the performance objectives are met. For financial reporting purposes, the effective date of the merger was April 1, 2003.

         As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as President of
OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr. Thompson will be entitled to base compensation of $175,000 per year, a grant of stock options for up to 200,000 shares of NAC Common Stock and a performance bonus, which will be charged to operations, based upon the operating results of OMI.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

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
                                             =======

         As a consequence of the OMI acquisition, NAC recognized goodwill of
$541,000. NAC does not expect amortization of goodwill, if any, to be deductible for income tax purposes.

         The following sets forth the pro forma condensed results of operations of NAC, The Campus Group and OMI for the year ended January 31, 2004 as if the acquisitions were consummated on February 1, 2003. Prior to their acquisition,
The Campus Group and OMI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for NAC for the year ended January 31, with the historical results of The Campus Group and
OMI for the year ended December 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows:

                                           Year Ended January 31,
                                           ---------------------
                                              2004       2003
                                              ----       ----

Service revenues                            $ 12,240    $13,209
                                            ========    =======

Net loss from continuing operations         $ (3,241)   $   339
                                            ========    =======

Loss per share from continuing operations   $  (0.39)   $  0.04
                                            ========    =======

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 3 - PROPERTY AND EQUIPMENT

         The components of property and equipment are as follows (in thousands):

                                            January 31,
                              ----------------------------------------
 Description                         2005                  2004          Estimated Useful Life
-------------------           ------------------    ------------------   --------------------------------------

 Leasehold Improvements              $      357             $     357    Lesser of useful life or term of lease
 Machinery & Equipment                    1,280                 1,176    5 years
 Computer Equipment                         858                   774    3 years
 Furniture & Fixtures                       238                   305    5 years
 Automobiles                                 80                    55    2 - 3 years
 Software                                   509                   483    5 to 10 years
 Small Tools                                  4                     4    18 months
 Film Library                               130                   130    5 years
                              ------------------    ------------------
                                          3,456                 3,284
 Less
   Accumulated depreciation              (1,216)                 (528)
                              ------------------    ------------------
                                     $    2,240             $   2,756
                              ==================    ==================

         Depreciation expense was $762,000, $438,000 and $33,000 for Fiscal
2005, Fiscal 2004 and Fiscal 2003, respectively.

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

         While AFC is currently owned 50% by NAC and 50% by Reading, its articles and bylaws provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the
Chairman of Reading shall cast the deciding vote.

         NAC uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For Fiscal 2005, Fiscal 2004 and Fiscal 2003, NAC
recorded income from its investment in AFC of $344,000, $333,000 and $375,000, respectively, representing its share of AFC's income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 4 - INVESTMENT IN AFC (CONTINUED)

         Summarized financial statement information for AFC as of December 31,
2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                                December 31,
                                              ---------------
                                               2004     2003
                                              ------   ------

 CONDENSED BALANCE SHEET:
     Current assets                           $  755   $  894
     Property and equipment, net               1,212    1,409
     Goodwill                                  6,888    7,479
     Other assets                                 89       89
                                              ------   ------
                                              $8,944   $9,871
                                              ======   ======

    Current liabilities                       $  645   $  682
    Non-current liabilities                    1,779    1,610
    Members' equity                            6,520    7,579
                                              ------   ------
                                              $8,944   $9,871
                                              ======   ======

                                               For the Year Ended
                                                   December 31,
                                              ------------------------
                                               2004     2003     2002
                                              ------   ------   ------
CONSENSED STATEMENT OF EARNINGS:
     Revenues                                 $5,093   $5,791   $6,032

     Film rental                                 941    1,320    1,627
     Operating costs                           2,505    2,744    2,831
     Depreciation and amortization               787      850      699
     General and administrative expenses         171      211      125
                                              ------   ------   ------
                                               4,404    5,125    5,282
                                              ------   ------   ------

     Net income                               $  689   $  666   $  750
                                              ======   ======   ======

    NAC's proportionate share of net income   $  344   $  333   $  375
                                              ======   ======   ======

NOTE 5 - FINANCIAL INSTRUMENTS

         NAC has various financial instruments including cash and cash equivalents, marketable securities, investments in affordable housing limited partnerships, miscellaneous other assets, promissory notes and a loan guaranteed by the U.S. Small Business Administration ("SBA Loan"). Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. NAC has determined that their carrying values approximate estimated fair values.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 6 - OTHER LIABILITIES

         The components of other liabilities are as follows (in thousands):

                                  January 31,
                                ---------------
                                 2005     2004
                                ------   ------
Accrued interest                $  350   $  160
Accrued litigation expenses         98      334
Accrued expenses                   884      951
Accrued state and local taxes       60      102
                                ------   ------
   Total                        $1,392   $1,547
                                ======   ======

NOTE 7 - CURRENT AND LONG TERM OBLIGATIONS

         On July 14, 2004, NAC consummated a Loan and Security Agreement ("Loan
Agreement") with a lender and issued a Promissory Note ("Note") of $1.0 million.
The lender, Time Passages Corp., is an unaffiliated third party lender. The
President of Time Passages Corp. was a former director of NAC who last served on
NAC's board in January 2002. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due July 13, 2005, (ii) NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at 20% per annum. NAC may prepay the Note at anytime and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, NAC's right, title and interest in and to virtually all of NAC's assets. The lien does not extend to the common stock of The Campus Group and other permitted liens. In January 2005, NAC prepaid $650,000 of the Note. At January 31, 2005, the outstanding balance of the Note was $350,000. In February 2005, NAC prepaid the $350,000 remaining balance and retired the Note.

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
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At January 31, 2005, NAC had outstanding obligations under the terms of the Base Notes, Trailing Notes and Convertible
Notes of $6.1 million, $3.3 million and $2.8 million, respectively and accrued interest of $313,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 7 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

         The bank debt included a term loan payable in monthly installments of
$6,000, comprised of principal and interest through July 2006 and a $100,000 revolving credit facility (the "Credit Facility"). In July 2003, NAC paid
$83,000 to retire and cancel the Credit Facility. The Term Loan, which has an outstanding balance of $95,000 at January 31, 2005, bears interest at the rate of 8.25% per annum and is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision with the Term Loan, the bank requested accelerated repayment of the Term Loan. Accordingly, NAC has classified the Term Loan as a component of current maturities of long term obligations at January 31, 2005 and
2004.

         The bank debt also included a $402,000 SBA Loan OMI obtained to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New
York City. The SBA Loan is repayable in monthly installments of $3,309 beginning in May 2004, with the last payment due in April 2017. The loan bears at the rate of 4% per annum. The outstanding balance of the SBA Loan at January 31, 2005 was
$383,000.

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. At January 31, 2005, there was $73,000 outstanding under the promissory note.

         OMI leases computer equipment under several different capital leases with finance institutions with various payments terms, expiration dates and imputed annual rates of interest. At January 31, 2005, there was $21,000 outstanding under these capital leases.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 7 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

         The components of long term obligations and convertible debt at January
31, 2005 and January 31, 2004 are as follows (in thousands):

                                 January 31,
                            --------------------
                              2005        2004
                            --------    --------
Capital leases              $     21    $     66
Promissory note                   73          86
Term loan                         95         158
SBA loan                         383         402
Promissory note                  350        --
Base promissory notes          6,065       6,321
Trailing promissory notes      3,275       3,275
Convertible debt               2,825       2,825
                            --------    --------
                              13,087      13,133
Less current maturities       (1,612)     (1,339)
                            --------    --------
Long-term obligations and
  convertible debt          $ 11,475    $ 11,794
                            ========    ========

         NAC's current maturities and convertible debt obligations at January
31, 2005 are as follows (in thousands):

                                   Amount
                                 ----------
2005                               $ 1,614
2006                                 1,154
2007                                 1,199
2008                                 1,260
2009                                 1,325
 Thereafter                          6,538
                                 ----------
                                    13,090
  Less interest due under
     capital leases obligations         (3)
                                 ----------
                                   $13,087
                                 ==========

         The cost and accumulated depreciation for equipment under capital leases were $335,000 and $205,000, respectively at January 31, 2005. The cost and accumulated depreciation for equipment under capital leases were $335,000 and $93,000, respectively at January 31, 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 8 - INCOME TAXES

         The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

                                            Years Ended January 31,
                                       -----------------------------
                                        2005       2004       2003
                                       -------    -------    -------
Current
   Federal                             $  --      $  --      $(2,215)
   Foreign                                --         (287)      --
   State                                    30       (108)      --
                                       -------    -------    -------
                                            30       (395)    (2,215)
Deferred
   Federal                                --         --         --
   Foreign                                --         --         --
   State                                  --         --         --
                                       -------    -------    -------
                                          --         --         --
                                       -------    -------    -------

Total                                       30       (395)    (2,215)

Allocated to discontinued operations      --          415        145
                                       -------    -------    -------

Continuing operations                  $    30    $    20    $(2,070)
                                       =======    =======    =======

         For Fiscal 2004 and Fiscal 2003, NAC recorded income tax benefits of
$395,000 and $2.2 million, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2004 and
Fiscal 2003, $415,000 and $145,000, respectively, of the tax benefit is a component of discontinued operations.

         As of January 31, 2005 NAC has federal net operating loss carryforwards of $87.1 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire: $23.0 million in
Fiscal 2019, $21.2 million in Fiscal 2020, $24.1 million in Fiscal 2021, $10.6 million in Fiscal 2022, $5.2 million in Fiscal 2023 and $3.0 million in Fiscal
2024. At January 31, 2005, NAC has claims for federal tax refunds in the amount of $826,000. As of January 31, 2005, NAC has state and local operating loss carryforwards of $1.9 million which will expire: $816,000 in Fiscal 2021,
$499,000 in Fiscal 2022, $481,000 in Fiscal 2023 and $149,000 in Fiscal 2024.

         As a result of NAC's November 3, 2000 repurchase of shares of its
Common Stock, NAC underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling $56.3 million incurred prior to November 3, 2000 will be subject to significant annual limitation. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $30.8 million as of January 31,
2005, are not subject to the Section 382 limitation.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 8 - INCOME TAXES (CONTINUED)

         As of January 31, 2005, NAC also has unused low income housing credits totaling $4.3 million which expire: $569,000 in Fiscal 2013, $820,000 in Fiscal
2019, $953,000 in Fiscal 2020, $968,000 in Fiscal 2021, $898,000 in Fiscal 2022,
$50,000 in Fiscal 2023 and $12,000 in Fiscal 2024. Of such low income housing credits, $3.1 million were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above.

         As of January 31, 2005, NAC has $908,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

         The components of the net deferred tax asset (liability) are as follows
(in thousands):

                                                             January 31,
                                                          --------------------
                                                            2005       2004
                                                          --------    --------

Deferred tax assets:
   Depreciation                                           $   --      $      1
   Self-insurance claims                                        90         142
   State income taxes                                         --           100
   Accrued liabilities                                         371         574
   Tax credits carryforwards                                 5,178       5,305
   Net operating loss carryforwards (federal and state)     32,461      30,264
   Other                                                        10           7
                                                          --------    --------
        Total deferred tax assets                           38,110      36,393
                                                          --------    --------

Deferred tax liabilities:
   Depreciation                                               (124)       --
   Limited partnership investments                            (941)     (1,715)
                                                          --------    --------
       Total deferred tax liabilities                       (1,065)     (1,715)
                                                          --------    --------

Net deferred tax asset before valuation allowance           37,045      34,678
Less: valuation allowance                                  (37,045)    (34,678)
                                                          --------    --------
Net deferred tax asset                                    $   --      $   --
                                                          ========    ========

         A valuation allowance for all of NAC's net deferred tax assets has been provided as NAC is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2005, Fiscal 2004 and Fiscal 2003 was $2.4 million,, $828,000 and $3.2 million, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 8 - INCOME TAXES (CONTINUED)

         Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                          Years Ended January 31,
                                                         ---------------------------
                                                          2005      2004     2003
                                                         ------   -------   --------

Statutory rate                                            (35.0)%  (35.0)%   (35.0)%
Permanent differences                                      13.8      6.0       0.4
State income taxes (net of federal tax benefit)             0.6      0.4       --
Deferred tax valuation allowance                           76.6     25.8    (129.1)
Tax credits                                                 4.1      3.4     165.3
Benefit due to AMT net operating loss carryback claims      --       --      (83.2)
Adjustment to NOL carryforward                            (58.5)     --        6.4
Other                                                      (0.7)     --       (8.0)
                                                         ------   -------   --------
   Effective Tax Rate                                        .9%      .6%    (83.2)%
                                                         ======   =======   ========

NOTE 9 - STOCKHOLDERS' EQUITY AND
  REDEEMABLE PREFERRED STOCK

Preferred Stock

         NAC is authorized to issue up to 2,000,000 shares of Preferred Stock, in one or more series, having such preferences and terms as the Board of
Directors may determine. At January 31, 2005 and 2004, there were no outstanding shares of Preferred Stock.

Sale of Treasury Stock

         In July 2004, NAC initiated a private placement ("NAC Private
Placement") whereby NAC offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the NAC Private Placement, NAC sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption there from. In the event that NAC proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the NAC Private Placement will be included in such registration.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 9 - STOCKHOLDERS' EQUITY AND
  REDEEMABLE PREFERRED STOCK (CONTINUED)

Stock Grants and Awards

         As a consequence of NAC's significant acquisitions consummated during
Fiscal 2004, NAC granted 372,000 shares of Common Stock pursuant to the 2003
Restricted Stock Plan (see Note 12) valued at $119,000 representing the fair value of the Common Stock at the time of award. Accordingly, NAC charged
$119,000 to deferred compensation expense, a component of stockholders' equity, during Fiscal 2004. In addition, NAC awarded to three of its executive business managers, other than its Chief Executive Officer, an aggregate of 350,000 shares of unregistered, restricted Common Stock from treasury stock valued at $95,000 representing the fair value of the Common Stock at the time of award. NAC charged $95,000 in compensation expense to operations in Fiscal 2004 for the award of Common Stock.

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
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 9 - STOCKHOLDERS' EQUITY AND
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

NOTE 10 - DISCONTINUED OPERATIONS

E-commerce Operations

         As discussed in Note 1, as a consequence of NAC's strategic review and determination, effective December 31, 2001, NAC suspended its ZoomLot operations and initiated the steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations,
NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile financing segments were classified as discontinued operations as of January 31, 2002.

Auto Rental and Finance Operations

         NAC, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto
Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, NAC disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by NAC. NAC also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of NAC's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as the result of
NAC's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued
operations (together as "auto rental" operations). For the years ended January
31, 2005, 2004 and 2003, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in NAC's reserves for, claims against NAC related to the self-insured claims (see Note
14).

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 10 - DISCONTINUED OPERATIONS (CONTINUED)

         Summarized results of discontinued operations are as follows (in thousands):

                                                                       Discontinued Operations
                                                      --------------------------------------------------------
                                                                        Auto           Auto
                                                        E-Commerce    Financing       Rental         Total
                                                      ------------   ------------  -------------  ------------

FISCAL 2005
     Revenue                                                  $ -           $ 13            $ -          $ 13

     General and administrative (expenses) income               -            (13)             -           (13)
                                                      ------------   ------------  -------------  ------------
                                                                -            (13)             -           (13)
                                                      ------------   ------------  -------------  ------------
     Income (loss) before income taxes                          -              -              -             -
     Provision (benefit) for income taxes                       -              -              -             -
                                                      ------------   ------------  -------------  ------------

     Income (loss) from discontinued operations               $ -            $ -            $ -           $ -
                                                      ============   ============  =============  ============

FISCAL 2004
     Revenue                                                  $ -           $ 12            $ -          $ 12

     General and administrative (expenses) income               -            (26)             -           (26)
                                                      ------------   ------------  -------------  ------------
                                                                -            (26)             -           (26)
                                                      ------------   ------------  -------------  ------------
     Income (loss) before income taxes                          -            (14)             -           (14)
     Provision (benefit) for income taxes                       -           (131)          (284)         (415)
                                                      ------------   ------------  -------------  ------------

     Income (loss) from discontinued operations               $ -          $ 117          $ 284         $ 401
                                                      ============   ============  =============  ============

FISCAL 2003
     Revenue                                                  $ -           $ 28            $ -          $ 28

     General and administrative (expenses) income               2           (140)           275           137
                                                      ------------   ------------  -------------  ------------
                                                                2           (140)           275           137
                                                      ------------   ------------  -------------  ------------
     Income (loss) before income taxes                          2           (112)           275           165
     Provision (benefit) for income taxes                       -           (145)             -          (145)
                                                      ------------   ------------  -------------  ------------

     Income (loss) from discontinued operations               $ 2           $ 33          $ 275         $ 310
                                                      ============   ============  =============  ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 11 - SALE OF ASSETS

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

         In November 2004, NAC sold an additional limited partnership interest to an independent third party for $35,000. NAC continues to retain its limited partnership interests in two projects, which at January 31, 2005 are included in other assets at their estimated fair market value of $100,000.

NOTE 12 - BENEFITS PLANS

1993 Equity Incentive Plan

         NAC's 1993 Equity Incentive Plan ("1993 Plan") provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees.
The total number of shares available for options or awards granted under the
1993 Plan is 2,200,000 shares. There were 245,000 stock options cancelled under this Plan during Fiscal 2004. There were 373,352 shares available for future stock awards or option grants at January 31, 2005. No options were granted under this Plan in Fiscal 2005, Fiscal 2004 and Fiscal 2003.

         A summary of all options granted, exercised, and cancelled by the 1993
Plan for Fiscal 2005, Fiscal 2004 and Fiscal 2003 is as follows:

                                                                   Years Ended January 31,
                           -------------------------------------------------------------------------------------------------------
                                       2005                              2004                               2003
                           -------------------------------   -------------------------------    ----------------------------------
                                            Weighted Average                   Weighted Average                   Weighted Average
                               Shares        Exercise Price      Shares         Exercise Price      Shares          Exercise Price
                           ---------------  ---------------- ---------------   ---------------- ---------------   ----------------

Options outstanding -
   beginning of year            1,630,000          $ 0.80         1,875,000          $ 0.84          1,875,000          $ 0.84
     Granted                            -          $    -                 -          $    -                  -          $    -
     Exercised                          -          $    -                 -          $    -                  -          $    -
     Cancelled                          -          $    -          (245,000)         $ 1.12                  -          $    -
                           ---------------                   ---------------                    ---------------
Options outstanding
   - end of year                 1,630,000          $ 0.80         1,630,000          $ 0.80          1,875,000         $  0.84
                           ===============   =============   ===============    ============    ===============   =============

Exercisable, at end
   of year                       1,630,000                         1,630,000                          1,875,000
                           ===============                   ===============                    ===============
Available for grant               373,352                           373,352                            128,352
                           ===============                   ===============                    ===============
Weighted average fair
   value per share of
   options granted
   during year                          -                                 -                                  -
                           ===============                   ===============                    ===============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 12 - BENEFITS PLANS (CONTINUED)

         The outstanding options expire at dates through the year 2010. A summary of stock options outstanding and exercisable as of January 31, 2005 is as follows:

                                       Options Outstanding                                   Options Exercisable
                       -------------------------------------------------------------   -----------------------------------
   Range of                              Weighted Average         Weighted Average                     Weighted Average
   Per Share              Number        Remaining Contractual        Per Share            Number           Per Share
Exercise Prices        Outstanding          Life (years)           Exercise Price      Exercisable      Exercise Price
---------------        ------------   ------------------------   -------------------   -----------   ---------------------

$0.66 to $0.92           1,205,000            5.75                    $0.68             1,205,000                   $0.68
$1.03 to $1.15             350,000            4.40                     1.04               350,000                    1.04
$1.66                       75,000            3.21                     1.66                75,000                    1.66
                       ------------                                                    -----------
Total                    1,630,000                                                      1,630,000
                       ============                                                    ===========

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
terms of the 2003 Plan at an estimated fair value of $0.32 per share. Each share granted is restricted and unregistered stock and each award vests at the rate of
20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For
Fiscal 2004, NAC charged to deferred compensation expense $119,000, a component of shareholders' equity, for the 2003 Plan grants. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted Common Stock. For Fiscal 2005 and Fiscal 2004, deferred compensation amortization expense was $24,000 and $6,000, respectively.

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

         Prior to the Plan Merger, the Campus 401k covered substantially all The
Campus Group employees who have completed one year of service. The Campus 401k allowed eligible employees to contribute up to 50% of their compensation on a pre-tax basis. The Campus 401k provided for a discretionary matching contribution at the end of each plan year. Discretionary contributions under the
Campus 401k vest incrementally over 6 years. There were no discretionary matching contributions for Fiscal 2004.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 12 - BENEFITS PLANS (CONTINUED)

         Prior to the Plan Merger, the OMI 401k covered substantially all OMI employees who have completed one month of service. The OMI 401k allowed eligible employees to contribute up to 50% of the compensation on a pre-tax basis. OMI matched 50% of the first 6% of the employees' contribution to a maximum of
$3,000 per annum. OMI matching contributions under the OMI 401k vest after 3 years of employment. For the period April 1, 2003 to December 31, 2003, NAC charged to operations for OMI's matching contributions $13,000.

         The NAC 401k covered substantially all NAC employees and as of December
31, 2003, all active employees who were covered under the Campus 401k, OMI 401k and have completed 90 days of service. The NAC 401k allows eligible employees to contribute up to 50% of their compensation on a pre-tax basis. Prior to December
31, 2003, NAC matched 50% of the first 4% of the employees' contribution and the contributions vested incrementally over 6 years. Upon the Plan Merger, the NAC
401k provides a safe harbor matching contribution for Fiscal 2005 of (i) 100% of the first 3% of the employee's contribution, (ii) 50% of the next 2% of the employees' contribution for a maximum of 4% matching contribution and (iii)
vesting for the NAC matching contribution is immediate. For Fiscal 2005, Fiscal
2004 and Fiscal 2003, the charge to operations for NAC's contribution to the NAC
401k was $162,000, $26,000 and $11,000, respectively.

         NAC does not provide post-retirement or post-employment benefits to its employees.

NOTE 13 - RELATED PARTY TRANSACTIONS

         The Campus Group leases its corporate headquarters in Tuckahoe, New
York and its Bohemia, New York warehouse and distribution center from a former
The Campus Group shareholder. The leases expire in April 2010. The annual lease commitment during the term is $175,000 per annum. NAC charged to operations rent expense of $175,000 for Fiscal 2005 and $87,000 for the period August 1, 2003
(date of commencement) to January 31, 2004.

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

         Effective April 2001, NAC consummated an agreement to sub-lease its New
York corporate headquarters from Mallory Factor Inc. Pursuant to the terms of the Sublease Agreement, NAC subleases its 5,500 square foot New York headquarters and NAC issues all payments directly to the landlord in accordance with the terms of the Master Lease. The sublease agreement provides for an annual base rent of $199,000 and the term expires July 31, 2006. Mallory Factor, who was a member of NAC's Board of Directors from December 2000 until January
2002, is a principal at Mallory Factor Inc.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Self-Insurance Reserves for Property Damage and Personal Injury Claims.

         As previously disclosed, NAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to
NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at January 31, 2005 and 2004 was
$256,000 and $408,000, respectively.

         Because of the uncertainties related to several residual small claims and legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At
January 31, 2005 NAC had accrued $256,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation

         In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Lease Commitments

         NAC leases office and warehouse facilities in Indiana and New York under leases expiring at various dates. NAC's ZoomLot subsidiary, has subleased its office in Phoenix, AZ to an unaffiliated third party for the remainder of its term which expires in September 2006 at a rate of $253,000 per annum. In addition to the lease base rents, NAC is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31,
2005, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows:

               Fiscal Year                Amount
              ------------            -------------

                 2006                      $   647
                 2007                          528
                 2008                          348
                 2009                          175
                 2010                          175
               Thereafter                       44
                                      -------------
                                           $ 1,917
                                      =============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 15 - SIGNIFICANT CLIENTS

         Revenues for Fiscal 2005 and Fiscal 2004 were $11.3 million and $7.1 million, respectively, and are comprised principally of revenues derived from the acquired companies operations, The Campus Group and OMI. Pfizer Inc, and R&D
Strategic Solutions, Inc. accounted for 36% and 13%, respectively, of service revenues for Fiscal 2005. For Fiscal 2004, Pfizer, Inc., Booz Allen Hamilton
Inc. and Cardinal Health, Inc. accounted for 18%, 13% and 13%, respectively, of service revenues. Since NAC revenues from its acquired companies are measured from the date of each acquisition during Fiscal 2004, such revenues are not necessarily fully indicative of the results for an entire fiscal year. The loss of any one such client could have a material adverse effect on NAC.

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial information for
Fiscal 2005 and Fiscal 2004 (in thousands, except per share amounts):

                                                                      Quarter
                                                      ----------------------------------------
                                                       First     Second      Third     Fourth
                                                      -------    -------    -------    -------

FISCAL 2005
-----------
Total service revenue                                 $ 3,293    $ 2,388    $ 2,999    $ 2,663
Gross profit                                            1,346      1,047      1,153        901

Income (loss) from continuing operations              $  (669)   $  (679)   $  (829)   $  (987)
Discontinued operations, net of tax                        (1)        (5)      --            6
                                                      -------    -------    -------    -------
Net income (loss)                                     $  (670)   $  (684)   $  (829)   $  (981)
                                                      =======    =======    =======    =======

Basic and diluted income (loss) earnings per share(1)
     Continuing operations                            $  (.07)   $  (.07)   $  (.08)   $  (.10)
     Discontinued operations                             --         --         --         --
                                                      -------    -------    -------    -------
     Net income (loss) per share                      $  (.07)   $  (.07)   $  (.08)   $  (.10)
                                                      =======    =======    =======    =======

FISCAL 2004
-----------
Total service revenue                                 $   330    $   551    $ 3,051    $ 3,212
Gross profit                                              133        175      1,334      1,491

Income (loss) from continuing operations              $  (659)   $  (728)   $  (319)   $(1,677)
Discontinued operations, net of tax                        (6)        (6)         1        412
                                                      -------    -------    -------    -------
Net income (loss)                                     $  (665)   $  (734)   $  (318)   $(1,265)
                                                      =======    =======    =======    =======

Basic and diluted income (loss) earnings per share(1)
     Continuing operations                            $  (.08)   $  (.09)   $  (.04)   $  (.19)
     Discontinued operations                             --         --         --          .05
                                                      -------    -------    -------    -------
     Net income (loss) per share                      $  (.08)   $  (.09)   $  (.04)   $  (.14)
                                                      =======    =======    =======    =======

(1) The sum of the quarters do not equal year to date.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 17 - SUBSEQUENT EVENTS

Shareholder Complaints

         In July and August 2001, NAC received three separate derivative complaints filed with the Court of Chancery of Delaware ("Delaware Court") by each of Academy Capital Management, Inc ("Academy Complaint")., Levy Markovich,
("Markovich Complaint") and Harbor Finance Partners ("Harbor Complaint"), all
shareholders of NAC, against James J. McNamara, John A. Gleason, William S.
Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor,
and Thomas F. Carney, Jr. (the "Director Defendants") and names NAC as a nominal defendant. By order of the Delaware Court on November 12, 2001, the Academy,
Markovich and Harbor Complaints were consolidated under the title "In re
National Auto Credit, Inc. Shareholders Litigation," Civil Action No. 19028 NC
(Delaware Court) ("Delaware Action") and the Academy Complaint were consolidated as the Delaware Action.

         The Delaware Action principally seeks: (i) a declaration that the
Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants, (vi) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders and (vii) an award of costs and expenses.

         On October 12, 2001, NAC received a derivative complaint filed by
Robert Zadra, a shareholder of NAC, that had been filed with the Supreme Court of the State of New York ("New York Court") on or about October 12, 2001 against
James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald
Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as
Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "New York Action"). The New York Action contains allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction.
The New York Action seeks (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to NAC,
(ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director
Defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to NAC and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

         NAC has vigorously defended against each of the respective claims made in the Delaware Action and New York Action, as it believes that the claims have no merit.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

         The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC
Common Stock from December 14, 2000 through December 24, 2002 up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December
15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement
Stipulation created for the benefit of NAC a Settlement Fund in the amount of
$2.5 million which has been funded by an insurance policy. The legal fees for counsel to the plaintiffs in the New York Action are not to exceed 25% of the
Settlement Fund.

         In order to facilitate the settlement and dismissal of the separate
Delaware Action as well as the New York Action, on April 22, 2005, NAC entered into a Stock Purchase Agreement ("Agreement") with Academy Capital Management,
Inc., Diamond A. Partners, L.P., Diamond A. Investors, L.P., Ridglea Investor
Services, Inc. and William S. Banowsky (hereinafter referred to collectively as the "Selling Stockholders"). The Selling Stockholders had also raised objections to the settlement of the New York Action. The New York Court (a) had rejected the objections raised by the Selling Stockholders and (b) had approved as fair and in the best interests of NAC and its shareholders the proposed settlement of the New York Action as set forth in the New York Settlement Stipulation. The
Selling Stockholders had then filed an appeal (the "Appeal") to such determination by the New York Court.

         Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

         o    enter into a stipulation (to be filed with the New York Court)
              pursuant to which they will (a) irrevocably withdraw, with prejudice, any objections they had asserted or might have
              asserted with respect to the settlement of the New York Action,
              (b) stipulate to the entry of an order dismissing the New York
              Action and (c) agree to the dismissal of the Appeal.

         o    enter into a stipulation (to be filed with the Appellate
              Division, First Department, of the Supreme Court of the State of
              New York) providing for the dismissal of the Appeal.

         o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they will agree to the dismissal of the
              Delaware Action with prejudice.

         The Selling Stockholders have executed and delivered to NAC and NAC has filed with the applicable New York Court and Delaware Court each of the stipulations referred to above.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

         Pursuant to the Agreement, NAC has agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of NAC Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. NAC's obligation to purchase such shares is conditioned upon (as well as certain other conditions) (a) an order or judgment having been entered by the New York Court in the New York Action, dismissing the New York Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed, and (b) an order or judgment having been entered by the Delaware Court in the Delaware Action, dismissing the Delaware
Action with prejudice, which order or judgment shall not be subject to appeal or the time to appeal such order or judgment shall have lapsed. NAC anticipates that all or a substantial portion of the purchase price for any shares purchased from the Selling Shareholders, as well as the $100,000 referred to above for legal fees of the Selling Shareholders, will be funded from the net proceeds of the $2.5 million that has been provided by NAC's insurer for a Settlement Fund in the New York Action.

         As acknowledged by the Selling Shareholders in the Agreement, NAC was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and NAC's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of NAC (or any of its directors, officers, employees and other agents or representatives) or any other wrong doing by NAC (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of NAC's Board of Directors.

                       FINANCIAL STATEMENTS AND REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           ANGELIKA FILM CENTERS, LLC

                   At December 30, 2004 and December 25, 2003

                                       and

For the Years Ended December 30, 2004, December 25, 2003 and December 26, 2002

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ANGELIKA FILM CENTERS, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a
Delaware limited liability company) as of December 30, 2004 and December 25,
2003, the related statement of members' equity as of December 30, 2004 and
December 25, 2003 and the related statements of income and cash flows for the years ended December 30, 2004, December 25, 2003 and December 26, 2002. These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 30, 2004 and December 25, 2003, and the results of its operations and its cash flows for the years ended December 30, 2004, December 25, 2003 and
December 26, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
Cleveland, Ohio
March 24, 2005

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                 BALANCE SHEETS
                          (dollar amounts in thousands)

                     December 30, 2004 and December 25, 2003

                                                              DECEMBER 30,           DECEMBER 25,
                                                                 2004                    2003
                                                             -------------          -------------
                               ASSETS

Current Assets
  Cash and cash equivalents                                  $         670          $         488
  Trade and other receivables                                           61                     16
  Due from affiliates (Note E)                                        --                      370
  Concession inventories (Note A)                                        7                      7
  Prepaid expenses and other current assets                             17                     13
                                                             -------------          -------------
    Total current assets                                               755                    894

Property, Equipment and Leasehold Improvements, net
  (Note B)                                                           1,212                  1,409
Intangible With Definitive Life (Note A)                             6,888                  7,479
Deposits                                                                89                     89
                                                             -------------          -------------
    TOTAL ASSETS                                             $       8,944          $       9,871
                                                             =============          =============

                    LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                   $         502          $         525
  Due to affiliates (Note E)                                            41                     85
  Deferred income and other obligations                                102                     72
                                                             -------------          -------------
    Total current liabilities                                          645                    682

Deferred Rental Obligations (Note C)                                 1,779                  1,610
                                                             -------------          -------------
    Total liabilities                                                2,424                  2,292

Commitments and Contingencies (Note D)                                --                     --

Members' Equity (Note A)                                             6,520                  7,579
                                                             -------------          -------------
    TOTAL LIABILITIES AND MEMBERS' EQUITY                    $       8,944          $       9,871
                                                             =============          =============

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENTS OF INCOME
                          (dollar amounts in thousands)

 For the years ended December 30, 2004, December 25, 2003 and December 26, 2002

                                                      DECEMBER 30,           DECEMBER 25,         DECEMBER 26,
                                                          2004                  2003                  2002
                                                     --------------        --------------        --------------

Revenue
  Theatre income                                     $        4,092        $        4,646        $        5,028
  Theatre concessions                                           508                   595                   576
  Cafe concession sales                                         329                   405                   369
  Rental and other income                                       164                   145                    59
                                                     --------------        --------------        --------------
    Total operating income                                    5,093                 5,791                 6,032

Operating costs and expenses
  Film rental                                                   941                 1,320                 1,627
  Operating costs                                             2,505                 2,744                 2,831
  General and administrative expenses                           135                   176                   113
  Depreciation and amortization                                 787                   850                   699
                                                     --------------        --------------        --------------
    Total operating costs and expenses                        4,368                 5,090                 5,270
                                                     --------------        --------------        --------------
      Income from operations                                    725                   701                   762

State and local income tax expense (Note A)                      36                    35                    12
                                                     --------------        --------------        --------------
      NET INCOME                                     $          689        $          666        $          750
                                                     ==============        ==============        ==============

The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

           For the years ended December 30, 2004 and December 25, 2003

                                    NATIONAL         READING
                                    CINEMAS,      INTERNATIONAL
                                      INC.            INC.           TOTAL
                                  ------------    ------------    ------------

BALANCE AT DECEMBER 26, 2002      $      4,335    $      4,336    $      8,671

  Distribution to members                 (879)           (879)         (1,758)

  Net income                               333             333             666
                                  ------------    ------------    ------------

BALANCE AT DECEMBER 25, 2003             3,789           3,790           7,579

  Distribution to members               (1,137)           (611)         (1,748)

  Net income                               344             345             689
                                  ------------    ------------    ------------

BALANCE AT DECEMBER 30, 2004      $      2,996    $      3,524    $      6,520
                                  ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)

 For the years ended December 30, 2004, December 25, 2003 and December 26, 2002

                                                              DECEMBER 30,        DECEMBER 25,        DECEMBER 26,
                                                                  2004                2003                2002
                                                             -------------       -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $         689       $         666       $         750
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    788                 850                 699
      Deferred rent expense                                            169                 170                 169
      Changes in assets and liabilities associated with
        operating activities:
        Trade and other receivables                                    (45)                (12)                  3
        Due to (from) affiliates                                       326                (372)                435
        Concessions inventories                                       --                     3                  (1)
        Prepaid expenses and other current assets                       (4)                 (5)                153
        Accounts payable and accrued liabilities                       (23)                (24)               (527)
        Deferred income and other obligations                           30                  16                  21
                                                             -------------       -------------       -------------
          Net cash provided by operating activities                  1,930               1,292               1,702

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, equipment and
    leasehold improvements                                            --                  (145)             (1,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to members                                           (1,748)             (1,758)               (600)
                                                             -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH                                        182                (611)                 18

Cash at beginning of year                                              488               1,099               1,081
                                                             -------------       -------------       -------------
Cash at end of period                                        $         670       $         488       $       1,099
                                                             =============       =============       =============

Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------

  Cash paid during the year for income taxes                 $          36       $          24       $          12
                                                             =============       =============       =============

The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

      Year Ended December 30, 2004, December 25, 2003 and December 26, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS
     --------------------

     Angelika Film Centers LLC (AFC) is a Delaware limited liability company, whose membership interest at December 30, 2004 is held 50% by Reading
     International, Inc. (RDI) and 50% by National Cinemas, Inc. (NCI), a
     wholly-owned subsidiary of National Auto Credit, Inc.

     AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New
     York City.

     FISCAL YEAR
     -----------

     AFC`s fiscal year ends on the last Thursday of December. The twelve months ended December 30, 2004, December 25, 2003 and December 26, 2002 contained
     53, 52 and 52 weeks, respectively. Unless stated otherwise, references herein are to the AFC's fiscal years.

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

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
     ----------------------------------------------

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

     REVENUE RECOGNITION
     -------------------

     Theater revenue is recognized when film tickets are purchased at the box office. Concession revenue arises from the sale of food and other merchandise and is recognized upon delivery. Revenues derived from gift certificates are recognized when the certificates are redeemed.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      Year Ended December 30, 2004, December 25, 2003 and December 26, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     INCOME TAXES
     ------------

     AFC is a limited liability company; therefore, no federal income taxes have been provided for its operations. Any tax liability or benefit arising from the AFC's income or losses is the responsibility of the individual members.
     AFC provides for state and city income taxes, as applicable in accordance with Statement of Financial Accounting Standards No. 109, Accounting for
     Income Taxes (SFAS 109).

     INTANGIBLE WITH DEFINITIVE LIFE
     -------------------------------

     AFC originally recorded $11,810,000 as an intangible in conjunction with an asset acquisition during fiscal year 1996. AFC had an independent appraisal, which was used to determine the fair value of assets acquired.
     AFC is amortizing the intangible on a straight-line basis over a twenty-year period, which represents the term of the long-term lease.
     Accumulated amortization of the intangible is $4,922,000 and $4,331,000 at
     December 30, 2004 and December 25, 2003, respectively.

     ADVERTISING EXPENSE
     -------------------

     Advertising costs are expensed as incurred. Advertising expenses were approximately $290,000, $297,000 and $249,000 for the years ended December
     30, 2004, December 25, 2003 and December 26, 2002, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     AFC has various financial instruments including cash and cash equivalents, trade and other receivables and accounts payable and accrued liabilities.
     These instruments are short-term in nature and AFC has determined that their carrying values approximate estimated fair values.

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     AFC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If there were such indicators of impairment, AFC would determine whether the estimated undiscounted sum of the future cash flows to be derived from such assets is less than their carrying amounts. If less, an impairment loss would be recognized based on the excess of the carrying amounts of such assets over their respective fair values. AFC would determine the fair values by using quoted market prices, if available, for such assets; or if quoted market prices are not available, AFC would discount the expected estimated future cash flows. No impairment was recorded during the 12 months ended December 30, 2004 and
     December 25, 2003.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      Year Ended December 30, 2004, December 25, 2003 and December 26, 2002

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

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 30, 2004 and December 25, 2003, a summary of property, equipment and leasehold improvements is as follows (in thousands):

                                                                  DECEMBER 30,             DECEMBER 25,
                                                                      2004                     2003
                                                              ---------------------    ---------------------

           Leasehold improvements                                    $1,297                   $1,297
           Furniture, fixtures and equipment                            994                       994
                                                              ---------------------    ---------------------
                                                                      2,291                     2,291
           Less accumulated depreciation                              1,079                        882
                                                              ---------------------    ---------------------
                PROPERTY, EQUIPMENT AND
                   LEASEHOLD IMPROVEMENTS, NET                       $1,212                   $1,409
                                                              =====================    =====================

NOTE C - LEASE COMMITMENTS

     AFC leases a theater under a non-cancelable operating lease which matures in August 2026. Rental expense was $827,000, including deferred rent expense of $170,000, for each of the years ended December 30, 2004,
     December 25, 2003 and December 26, 2002, respectively.

     At December 30, 2004, future minimum rental commitments for the next five years were as follows (in thousands):

                           2005                                $657
                           2006                                 692
                           2007                                 741
                           2008                                 741
                           2009                                 741
                        Thereafter                           16,063
                                                      --------------
               TOTAL MINIMUM LEASE PAYMENTS                 $19,635
                                                      ==============

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

      Year Ended December 30, 2004, December 25, 2003 and December 26, 2002

NOTE C - LEASE COMMITMENTS - CONTINUED

     AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Deferred rental obligations of $1,779,000 and $1,610,000 are reflected in the accompanying balance sheets as of
     December 30, 2004 and December 25, 2003, respectively.

NOTE D - COMMITMENTS AND CONTINGENCIES

     AFC has been involved in various lawsuits. The ultimate outcome of these lawsuits is not always determinable; however, in the opinion of management, based in part upon advice of counsel, the amount of losses that might be sustained, if any, would not materially affect the financial position, results of operations and liquidity of AFC.

NOTE E - RELATED PARTY TRANSACTIONS

     Citadel Cinemas, Inc. (Citadel), an affiliate of RDI, operates and manages the Angelika Film Centers pursuant to a management agreement (the
     Agreement) entered into with the AFC in August 1996. This Agreement was assigned to Citadel from another affiliate of RDI effective June 1, 2000.

     Citadel is to be paid an annual base management fee of $125,000 plus a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). The management fee consists of only the base fee of
     $125,000 for the years ended December 30, 2004, December 25, 2003 and
     December 26, 2002.

     AFC's leasehold interest in the theater is guaranteed by both the Reading
     Company, an affiliate of RDI, and Reading Entertainment, Inc., an affiliate of RDI, through the day prior to the 15th anniversary of the lease commencement.

     At December 30, 2004 and December 25, 2003, AFC had a net aggregate receivable (payable) balance of $(41,000) and $285,000 to Citadel. This amount is comprised of monies collected by affiliated entities of Citadel for gift certificates and credit card purchases offset by amounts paid by
     Citadel on behalf of AFC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to January 31,
2005.

ITEM 9A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of NAC, as of April 30, 2005 are as follows:

      Name                    Age                   Position
------------------------   ---------   -----------------------------------------
James J. McNamara              56      Chairman of the Board and
                                       Chief Executive Officer

Robert V. Cuddihy, Jr          45      Chief Financial Officer, Secretary and
                                       Treasurer

James M. Augur                 69      Director

John A. Gleason                56      Director

Donald Shek                    55      Director

Henry Y. L. Toh                47      Director

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

         JAMES M. AUGUR has been a Director of NAC since May 2004. Mr. Augur has been a commercial and residential architect for over 30 years. Mr. Augur currently serves as a consultant to owners and developers for land planning and architectural services and is the Chairman and President of JMA and Associates.

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

Audit Committee
---------------

         The Audit Committee of NAC is comprised of two independent members of the NAC Board of Directors, Mr. Toh and Mr. Shek. Mr. Toh and Mr. Shek each qualify to serve as a financial expert on the Audit Committee.

Code of Ethics
--------------

         Prior to the acquisitions of The Campus Group and OMI, NAC did not maintain a written code of ethics due to the size of the company and the nature of its operations. As a result of NAC's recent acquisitions, NAC's management has initiated the development of a written code of ethics expected to be adopted by the Board of Directors prior to July 31, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of NAC's officers and directors, and persons who own more than ten percent of a registered class of NAC equity securities, to file reports of ownership and changes in ownership of equity securities of NAC with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish NAC with copies of all
Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to NAC pursuant to the Exchange Act during Fiscal 2005 and
Fiscal 2004, NAC believes that none of its officers, directors and greater than
10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table shows all compensation paid by NAC for the fiscal years ended January 31, 2005, 2004 and 2003 to (i) any persons who served as
Chief Executive Officer or President of NAC during Fiscal 2004 and (ii) the individuals, other than persons who served as the Chief Executive Officer, who served as an executive officer of NAC at January 31, 2005 and whose income exceeded $100,000.

--------------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                 Long Term Compensation
                        -------------------------------------------------------------------------------------
                                                                                    Awards
                                                                        -------------------------------------
                                                                         Restricted
Name and Principal        Fiscal                          Other Annual     Stock      Number of Securities       All Other
Position                   Year     Salary       Bonus    Compensation   Awards(2)   Underlying Options/SARs   Compensation(1)
--------------------------------------------------------------------------------------------------------------------------------

James J. McNamara,         2005   $  500,000   $  250,000   $    -            -                 -                $  91,740
Chairman and CEO           2004   $  500,000   $  250,000   $    -            -                 -                $  87,740
                           2003   $  500,000   $  250,000   $    -            -                 -                $  89,913

--------------------------------------------------------------------------------------------------------------------------------
Robert V. Cuddihy, Jr.     2005   $  265,000   $   30,250   $    -                              -                $  37,900
Chief Financial Officer    2004   $  265,000   $   27,500   $ 54,400      200,000               -                $  22,045
Secretary & Treasurer(2)   2003   $  265,000   $   15,000   $    -            -                 -                $  13,662
--------------------------------------------------------------------------------------------------------------------------------

     (*) Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

     (1) "All Other Compensation" includes aggregate stock awards pursuant to employment agreements, executive life and disability insurance, vision,
     401(k) match, executive plan medical premiums and auto expenses paid.

     (2) The amounts included in "Other Annual Compensation" and "Restricted
     Stock Awards" for Fiscal 2004 represents the fair market value and the number of shares, respectively, of restricted Common Stock awarded Mr.
     Cuddihy during Fiscal 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         NAC's Board of Directors did not grant options during Fiscal 2005 to any Executive Officers of NAC.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES

         There were no exercises of options or stock appreciation rights by officers or directors during Fiscal 2005.

-----------------------------------------------------------------------------------------------------------------------------------
                                                              Number of Securities Underlying      Value of Unexercised In-the-
                                                                 Unexercised Options/SARs             Money Options/SARs at
                                                                  at January 31, 2005 (#)              January 31, 2005 ($)
                                                               --------------------------------------------------------------------
                              Shares Acquired        Value
Name and Principal Position   on Exercise (#)    Realized(#)    Exercisable     Unexercisable    Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------

James McNamara                       -                 -           750,000            -                -                -
Chairman and CEO
-----------------------------------------------------------------------------------------------------------------------------------
Robert V. Cuddihy, Jr.               -                  -              -              -                -                -
Chief Financial Officer,
Secretary and Treasurer
-----------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

Employment Agreement with James J. McNamara
-------------------------------------------

         On December 15, 2000, NAC's Board of Directors approved an Employment
Agreement, effective as of November 3, 2000, with James J. McNamara. Under the terms of that agreement, Mr. McNamara shall be employed as Chief Executive
Officer for an initial term of three years, until December 31, 2003, with a base salary of $500,000 per year. In the event that NAC should achieve certain performance objectives established by the Board of Directors, Mr. McNamara will also receive a target cash bonus of $250,000, which may also be increased by the
Board if the Board believes it appropriate to reward the Chief Executive
Officer's performance for that year. During Fiscal 2005, as a result of Mr.
McNamara's efforts in (i) post-acquisition integrating of operations of the
Campus Group and OMI, (ii) implementation of a various new business strategies positioning NAC for future growth and diversification of its client base and
(iii) the completion of NAC's exit from its discontinued operations as well as other factors, Board of Directors approved a bonus of $250,000.

         Following the initial three-year term, the Employment Agreement has been automatically extended on a month-to-month basis and may be cancelled with
90 days prior notice given by either party. NAC may terminate the Employment
Agreement at any time for cause, and Mr. McNamara may terminate at any time in his discretion.

         The employment agreement also granted Mr. McNamara the right to options to purchase an additional 750,000 shares of NAC Common Stock with an exercise price equal to the average of the closing bid prices of the Common Stock on the
OTCBB for the five trading days preceding December 16, 2000 or $.664, which also may be exercised by means of cashless exercise. Such options shall have a term of 10 years from the date of grant, December 15, 2000; and are fully vested and exercisable. Further, the options were issued under a qualified omnibus long-term incentive plan that will provide for incentive stock options pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). From time to time, the Board may, in its discretion, increase

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
Following the initial three year term, the agreement has been renewed on a month-to-month basis unless 90 days prior written notice is given by either party. In the event that the agreement is terminated by NAC without cause, Mr.
Cuddihy shall receive one year compensation in the form of severance compensation.

         As a consequence of Mr. Cuddihy's performance in Fiscal 2005 in (i)
post-acquisition integration all financial and administrative components of the
Campus Group and OMI, (ii) successfully converting NAC's management information systems from numerous and disparate free-standing systems to a new, fully integrated, single platform capable of supporting a geographic disbursed organization with a centralized financial and operational reporting data, and
(iii) managing day-to-day finance and administration activities of NAC and its newly acquired businesses, Mr. Cuddihy was awarded a bonus of $30,250 in cash.

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

         The total number of shares available for options or awards granted under this Plan is 2,200,000 shares. No options were granted under this Plan in
Fiscal 2005 Fiscal 2004 and Fiscal 2003. There were 245,000 stock options cancelled under this Plan during Fiscal 2004. There were 373,352 shares available for future stock awards or option grants at January 31, 2005. The shares to be issued under the Plan may be authorized and unissued shares, treasury shares or a combination thereof. The Compensation Committee (the
"Committee") administers the Plan. The Committee is comprised of two non-employee Directors, all of whom must be "disinterested persons" as defined under the Plan.

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
--------------------------

         As a consequence of the significant acquisitions consummated during
Fiscal 2004, NAC sponsored a 2003 Restricted Stock Plan ("2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of NAC.
During Fiscal 2004, there were 372,000 shares of Common Stock granted under the terms of the 2003 Plan at an estimated fair value of $0.32 per share. Each share granted is restricted and unregistered stock and each award vests at the rate of
20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For
Fiscal 2004, NAC charged $119,000 to deferred compensation expense, a component of shareholders' equity, for the 2003 Plan grants. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted Common Stock. For Fiscal 2005 and Fiscal 2004, deferred compensation amortization expense was $24,000 and $6,000, respectively.

REMUNERATION OF DIRECTORS

         The Board of Directors receive annual compensation of $15,000 per annum. Non-employee directors serving on the audit committee of the Board are also entitled to additional compensation of $10,000 per annum. The Board of
Directors are also entitled to reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of
NAC. Fees and expenses shall be reimbursed upon submission to NAC of appropriate documentation for such fees and expenses in accordance with then-current NAC policy.

         Amounts paid to Directors in Fiscal 2005 aggregated $75,000 for services rendered during the period as follows:

                Director             Amount          Director Status
         ----------------------    ---------         ---------------
         James J. McNamara(1)      $    -            Director
         James M. Augur(2)           10,000          Director
         John A. Gleason             15,000          Director
         Donald   Shek               25,000          Director
         Henry Y.L. Toh              25,000          Director

(1)  Directors who are also employees of NAC do not receive any additional compensation for serving on the Board of Directors.

(2)  Mr. Augur joined the NAC Board of Director in May 2005 and received a pro-rata payment of the director fee for the period served on the Board.

PERFORMANCE GRAPH

         The following graph compares the yearly change in NAC's cumulative total shareholder return on its Common Stock (based on the market price of NAC's
Common Stock) with the cumulative total return of the S&P 600 Small Cap Index, the Russell 2000 Index, and Reading International, Inc. (a theatre and real estate concern).

                                            2/1/00    1/31/01     1/31/02       1/31/03     1/31/04     1/31/05
                                            -------------------------------------------------------------------

         National Auto Credit, Inc.            100       27         13            13           57          30
         S&P 600 Small Cap Index               100      119        122            99          145         167
         Russell 2000 Index                    100      102         97            75          117         125
         Reading International, Inc.           100       77         69           145          224         288

For purposes of the above table, NAC is compared to Reading International Inc.
as the company is engaged principally in the operations of various film theatres. NAC's current operations are comprised principally of its investment in the Angelika Film Center LLC and corporate communications.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 30, 2005 with respect to: (1) all persons known by NAC to be the beneficial owners of five percent or more of Common Stock; (2) each executive officer and director;
and (3) all executive officers and directors of NAC as a group.

         Name and Address of                 Number of Shares                      Approximate
         Beneficial Owner(1)                Beneficially Owned                  Percentage of Class(2)
         -------------------                ------------------                  ----------------------

         James McNamara(3)                         2,885,075                             26.8%
         555 Madison Ave 29th Floor
         New York, New York 10022

         John A. Gleason(4)                          245,000                              2.4%
         555 Madison Ave 29th Floor
         New York, New York 10022

         Henry Y. L. Toh(4)                          245,000                              2.4%
         555 Madison Ave 29th Floor
         New York, New York 10022

         Robert V. Cuddihy, Jr.                      200,000                              2.0%
         555 Madison Ave 29th Floor
         New York, New York 10022

         James M. Augur                                    -                                -
         555 Madison Ave 29th Floor
         New York, New York 10022

         Donald Shek                                       -                                -
         555 Madison Ave 29th Floor
         New York, New York 10022

         Campus Family 2000 Trust(5)               1,883,333                             15.8%
         42 Oak Avenue
         Tuckahoe, New York 10707

         All executive officers and                3,575,075                             31.8%
         Directors as a group (6 persons)(6)

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

(2)    Based on 10,102,614 shares outstanding as of April 30, 2005.

(3)    Includes 2,135,075 shares of Common Stock and 750,000 shares issuable upon exercise of options.

(4)    Includes 245,000 shares issuable upon exercise of options.

(5)    Pursuant to the terms of the $2.8 million Convertible Promissory Note outstanding at January 31, 2005, the holder has the option to convert the note into Common Stock at the rate of $1.50 per share for an aggregate of
       1,883,333 shares of Common Stock if fully converted.

(6)    Includes 2,335,075 shares outstanding and 1,240,000 shares issuable upon exercise of options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth, as of January 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of NAC are authorized for issuance.

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
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
       PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS            COLUMN (A))
                                       ( A )                      ( B )                      ( C )
---------------------------- -------------------------- -------------------------- --------------------------

Equity compensation plans
approved by security
holders                               1,630,000                    $0.80                      373,352

Equity compensation plans
not approved by security
holders                                  -                            -                        28,000
                             -------------------------- -------------------------- --------------------------
Total                                 1,630,000                    $0.80                      401,352
                             -------------------------- -------------------------- --------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
----------

         Audit fees were for professional services rendered for the audit of our annual financial statements on Form 10-K for Fiscal 2005 and Fiscal 2004, the reviews of the financial statements included in our quarterly reports on Form
10-Q for Fiscal 2005 and Fiscal 2004 and services in connection with our statutory and regulatory filings for Fiscal 2005 and Fiscal 2004. NAC charged to operations $155,000 and $150,000 for audit fees for Fiscal 2005 and Fiscal 2004, respectively.

Audit-Related Fees
------------------

         Audit related fees were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for Fiscal 2005 and Fiscal 2004, exclusive of the Audit Fees above. These fees include benefit plans and audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits.
NAC charged to operations $10,000 and $7,000 for audit related fees for Fiscal
2005 and Fiscal 2004, respectively.

Tax Fees
--------

         Tax fees were for services related to tax compliance, consulting and planning services rendered during Fiscal 2005 and Fiscal 2004 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. NAC charged to operations $138,000 and $103,000 for Fiscal 2005 and Fiscal 2004, respectively.

All Other Fees
--------------

         NAC did not incur fees for any services, other than the fees disclosed above relating to audit, audit-related and tax services, rendered during Fiscal
2005 and Fiscal 2004.

Audit and Non-Audit Service Pre-Approval Policy
-----------------------------------------------

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

(a)(1)  The following statements are included in Part II, Item 8:

        Financial Statements of the Company
        -----------------------------------

          Report of Independent Certified Public Accountants

          Financial Statements:
             Consolidated Balance Sheets - as of
               January 31, 2005 and 2004

          Consolidated Statements of Operations -
            Years Ended January 31, 2005, 2004 and 2003

          Consolidated Statements of Stockholders' Equity and Comprehensive
            Income (Loss) - Years Ended January 31, 2005, 2004 and 2003

          Consolidated Statements of Cash Flows - Years Ended
            January 31, 2005, 2004 and 2003

          Notes to Consolidated Financial Statements - Years Ended
            January 31, 2005, 2004 and 2003

        Financial Statements of AFC
        ---------------------------

          Report of Independent Certified Public Accountants

          Financial Statements:
            Balance Sheets as of December 30, 2004 and December 25, 2003

            Statements of Operations for the years ended
              December 30, 2004, December 25, 2003 and December 26, 2002

            Statements of Members' Equity for the years ended
              December 30, 2004 and December 25, 2003

            Statements of Cash Flows for the years ended
              December 30, 2004, December 25, 2003 and December 26, 2002

            Notes to Financial Statements for the years ended
              December 30, 2004, December 25, 2003 and December 26, 2002

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (CONT.)

(a)(2)   The following financial statement schedule for the years ended
         January 31, 2005, 2004 and 2003 is submitted herewith:

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

     10.29     November 2004 Amended Stipulation of Settlement between Robert
               Zadra individually and on behalf of a class of persons similarly situated and James J. McNamara, John A. Gleason, William S.
               Marshall, Henry Y.L. Toh, Donald Jasensky, Peter Zackaroff,
               Mallory Factor, Thomas F. Carney, Jr. and the Company (exhibit to
               Form 8-K filed April 22, 2005, SEC File No. 1-11601).

     10.30     Stock Purchase Agreement dated as of April 1, 2005 between the
               Company and Academy Capital Management, Inc, Diamond A. Partners
               L.P., Diamond A. Investors L.P., Ridglea Investor Services, Inc.
               and William S. Banowsky (exhibit to Form 8-K filed April 22,
               2005, SEC File No. 1-11601).

     21        Subsidiaries of National Auto Credit, Inc. at January 31, 2005.

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

(B) REPORTS ON FORM 8-K

     On April 22, 2005, NAC filed a Current Report on Form 8-K to report the agreement to purchase 1,562,500 shares of NAC Common Stock in order to facilitate the settlement and dismissal of the New York Action and the
     Delaware Action.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, National Auto Credit, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           National Auto Credit, Inc.
                                             Registrant

Date     May 11, 2005                      By: /s/James J. McNamara
      ----------------------                   ---------------------------------
                                               James J. McNamara
                                               Chairman of the Board and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities as indicated on May 11, 2005.

                                           Principal Financial and
Principal Executive Officer                Accounting Officer

By: /s/James J. McNamara                   By: /s/Robert V. Cuddihy, Jr.
    ------------------------------             ---------------------------------
James J. McNamara                          Robert V. Cuddihy, Jr.
Chairman of the Board and                  Chief Financial Officer and Treasurer
Chief Executive Officer

                                   Directors:

/s/James M. Augur                          /s/John A. Gleason
----------------------------------         ------------------------------------
James M. Augur                             John A. Gleason

/s/Donald Shek                             /s/James J. McNamara
----------------------------------         -------------------------------------
Donald Shek                                James J. McNamara

/s/Henry Y. L. Toh
----------------------------------
Henry Y. L. Toh

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

Column A                                   Column B                   Column C                Column D       Column E
-------------------------------------   -------------------     ------------------------   --------------  --------------
                                           Balance at            Additions Charged to:                        Balance
                                          beginning of          ------------------------                     at end of
Description                                 period               Expenses       Other       Deductions         period
-------------------------------------   -------------------     ------------------------   --------------  --------------

Year ended January 31, 2005
-------------------------------------
Allowance for doubtful accounts            $      75             $      4     $      -     $     14            $   65
Self-insurance claims                      $     408             $      -     $      -     $    152 (a)        $  256

Year ended January 31, 2004
-------------------------------------
Allowance for doubtful accounts            $       -             $     23     $     70     $     18 (b)        $   75
Self-insurance claims                      $     518             $      -     $      -     $    110 (a)        $  408

Year ended January 31, 2003
-------------------------------------
Self-insurance claims                      $     769             $      -     $      -     $    251 (c)        $  518

(a) Cash disbursements related to self-insured claims.

(b) Includes $70,000 provision for doubtful accounts at the date of each acquisition The Campus Group and OMI during Fiscal 2004.

(c) Includes $51,000 cash disbursements related to self-insurance claims and a
$200,000 reduction in the estimated liability based upon current estimates of outstanding claims.