Form 10-Q
period 2005-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2005-06-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended         April 30, 2005
                                                --------------------------------

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from              to
                                    -------------    -------------

Commission file number  1-11601
                        -------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                               34-1816760
------------------------------------------             -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

555 Madison Avenue, 29th Floor, New York, New York              10022
---------------------------------------------------    -------------------------
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

              Class                          Outstanding  at June 10, 2005
-----------------------------                -----------------------------
Common Stock, $0.05 par value                          10,102,614

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                          PAGE
                                                                                                          ----

     PART I.            FINANCIAL INFORMATION

     Item 1.            Financial Statements

                        Report of Independent Registered Public Accounting Firm                             3

                        Condensed Consolidated Balance Sheets as of
                        April 30, 2005 and January 31, 2005                                                 4

                        Condensed Consolidated Statements of Operations for the
                        Three Months Ended April 30, 2005 and 2004                                          5

                        Condensed Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income (Loss) for the Three Months Ended
                        April 30, 2005                                                                      6

                        Condensed Consolidated Statements of Cash Flows for the
                        Three Months Ended April 30, 2005 and 2004                                          7

                        Notes to Condensed Consolidated Financial Statements                                8

     Item 2.            Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                      19

     Item 3.            Quantitative and Qualitative Disclosures about
                        Market Risk                                                                        30

     Item 4.            Controls and Procedures                                                            30

     PART II.           OTHER INFORMATION

     Item 1.            Legal Proceedings                                                                  32

     Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds                        35

     Item 6.            Exhibits and Reports on Form 8-K                                                   35

     Signatures                                                                                            36

     Certifications                                                                                        37



                                      -2-

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Auto Credit, Inc. and Subsidiaries
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheets of National Auto Credit, Inc. and Subsidiaries as of April 30, 2005, the related condensed consolidated statements of operations for each of the three-month periods ended April 30, 2005 and 2004; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the three-month period ended April 30, 2005 and the condensed consolidated statements of cash flows for the three-month periods ended April 30, 2005 and 2004. The financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with standards established by the PCAOB, the consolidated balance sheet as of January 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended (not presented herein) and in our report dated April 22, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
Cleveland, Ohio
June 10, 2005

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               April 30,       January 31,
                                                                                  2005             2005
                                                                              -------------    -------------
                                                                              (unaudited)

                           ASSETS

Cash and cash equivalents                                                          $ 1,288            $ 471
Accounts receivable, net of allowance of
  $64 and $65, respectively (Note 1)                                                 1,463            2,132
Income taxes refundable                                                                  -              826
Prepaid expenses                                                                       118              256
Other current assets                                                                    86              494
                                                                              -------------    -------------
  Total current assets                                                               2,955            4,179

Property and equipment, net of accumulated
  depreciation of $1,411 and $1,216, respectively (Note 1)                           2,122            2,240
Investment in AFC (Note 3)                                                           7,907            7,955
Goodwill (Note 1)                                                                    4,920            4,920
Other intangible assets, net of accumulated
  amortization of $994 and $852, respectively (Note 1)                               8,488            8,630
Other assets                                                                           159              165
                                                                              -------------    -------------
                                                                                  $ 26,551         $ 28,089
                                                                              =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current maturities of long term obligations (Note 4)                               $ 1,245          $ 1,612
Accounts payable                                                                       920            1,255
Self-insurance claims (Note 6)                                                         236              256
Accrued income taxes                                                                   339              328
Deferred revenue (Note 1)                                                              846            1,194
Other liabilities                                                                    1,277            1,392
                                                                              -------------    -------------
  Total current liabilities                                                          4,863            6,037

Long term obligations (Note 4)                                                       8,619            8,650
Convertible promissory note (Note 4)                                                 2,825            2,825
                                                                              -------------    -------------
                                                                                    16,307           17,512
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)                                            -                -

STOCKHOLDERS' EQUITY
Preferred stock                                                                          -                -
Common stock - $.05 par value, authorized 40,000,000 shares,
  issued 39,949,589 and 39,949,589 shares, respectively                              1,997            1,997
Additional paid-in capital                                                         174,454          174,454
Retained deficit                                                                  (143,797)        (143,383)
Deferred compensation                                                                  (83)             (89)
Treasury stock, at cost, 29,846,975 and 29,946,975
  shares, respectively                                                             (22,327)         (22,402)
                                                                              -------------    -------------
  Total stockholders' equity                                                        10,244           10,577
                                                                              -------------    -------------
                                                                                  $ 26,551         $ 28,089
                                                                              =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                        Three Months Ended
                                                                             April 30,
                                                                   -----------------------------
                                                                      2005             2004
                                                                   ------------     ------------

Service revenues                                                     $   2,864        $   3,293

Cost of service revenues                                                 1,497            1,947
                                                                   ------------     ------------
  Gross profit                                                           1,367            1,346

Selling, general and administrative                                      1,728            1,930
                                                                   ------------     ------------
  Loss from operations                                                    (361)            (584)

Interest income                                                              4                -
Income from AFC investment                                                 159               78
Interest expense                                                          (165)            (163)
                                                                   ------------     ------------

  Loss from continuing operations
     before income taxes                                                  (363)            (669)

Provision for income taxes                                                 (11)               -
                                                                   ------------     ------------

  Loss from continuing operations                                         (374)            (669)

Income (loss) from discontinued
  operations, net of tax                                                     2               (1)
                                                                   ------------     ------------

  Net loss                                                           $    (372)       $    (670)
                                                                   ============     ============

Basic and diluted loss per share
  Continuing operations                                              $    (.04)       $    (.07)
  Discontinued operations                                                    -                -
                                                                   ------------     ------------
     Net loss per share                                              $    (.04)       $    (.07)
                                                                   ============     ============

Weighted average number
   of shares outstanding
   Basic and diluted                                                    10,083            9,053
                                                                   ============     ============



     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                       THREE MONTHS ENDED APRIL 30, 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                       Preferred Stock         Common Stock
                                       ---------------- --------------------------    Additional
                                                  Par                       Par        Paid-In
                                       Shares    Value      Shares         Value       Capital
                                       -------  ------- -------------  ----------- --------------

Balance at
January 31, 2005                           -       $ -     39,949,589     $ 1,997     $ 174,454

Net loss
Treasury stock issued for services
Deferred compensation
 expense
                                       -------  ------- -------------  ----------- --------------

Comprehensive income (loss)

Balance at
 April 30, 2005                            -       $ -     39,949,589     $ 1,997     $ 174,454
                                       =======  ======= =============  =========== ==============

                                                                      Deferred                  Comprehensive
                                          Retained      Treasury    Compensation                    Income
                                           Deficit        Stock        Expense       Total          (Loss)
                                       ------------- ------------- -------------- -----------   -------------

Balance at
January 31, 2005                         $ (143,383)     $ (22,402)     $ (89)     $ 10,577

Net loss                                       (372)                                   (372)       $ (372)
Treasury stock issued for services              (42)            75                       33
Deferred compensation
 expense                                                                      6           6             6
                                       ------------- ------------- -------------- -----------   -------------

Comprehensive income (loss)                                                                        $ (366)
                                                                                                =============

Balance at
 April 30, 2005                          $ (143,797)     $ (22,327)     $ (83)     $ 10,244
                                       ============= ============= ============== ===========


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                                                Three Months Ended
                                                                                     April 30,
                                                                             ----------------------------
                                                                                  2005           2004
                                                                             ------------    ------------

    Cash flows from operating activities
    Net loss                                                                    $  (372)       $   (670)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       (Income) loss from discontinued operations                                    (2)              1
       Depreciation and amortization                                                337             330

    Changes in operating assets and liabilities, net of acquisition:

       Accounts receivable                                                          669             305
       Income tax refundable                                                        826              92
       Accrued income tax                                                            11              (7)
       Accounts payable and other liabilities                                      (335)            (27)
       Deferred revenue                                                            (348)           (198)
       Other operating assets and liabilities, net                                  316             256
                                                                            ------------    ------------
          Net cash provided by operating activities                               1,102              82
                                                                            ------------    ------------

    Cash flows from investing activities
     Proceeds from AFC distributions                                                208               -
     Purchase of property and equipment                                             (77)           (105)
                                                                            ------------    ------------
          Net cash provided by (used in) investing activities                       131            (105)
                                                                            ------------    ------------

    Cash flows from financing activities
     Payments of long term debt                                                    (398)            (24)
                                                                            ------------    ------------
          Net cash used in financing activities                                    (398)            (24)
                                                                            ------------    ------------

     Increase (decrease) in cash and cash equivalents from
       continuing operations                                                        835             (47)
     Decrease in cash and cash equivalents from
       discontinued operations                                                      (18)             (4)
     Cash and cash equivalents at beginning of period                               471             376
                                                                            ------------    ------------
     Cash and cash equivalents at end of period                                 $ 1,288        $    325
                                                                            ============    ============

    Supplemental disclosures of cash flow information
     Interest paid                                                              $   140        $    167
                                                                            ============    ============
     Income taxes paid                                                          $     -        $      7
                                                                            ============    ============
     Stock issued for services                                                  $    33        $      -
                                                                            ============    ============



     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General
-------

         The accompanying unaudited condensed consolidated financial statements include the accounts of National Auto Credit, Inc. and Subsidiaries
("NAC"). NAC, through its operating subsidiaries, Audience Response Systems,
Inc. ("ARS") and the Campus Group Companies, Inc. ("Campus" and collectively with ARS, the "The Campus Group") and OMI Business Communications, Inc. ("OMI"),
specializes in the full-service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events.
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and
Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on
Form 10-K for the year ended January 31, 2005. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the operating results for the full year.

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
References herein to the fiscal year ended January 31, 2006 shall be the term
"Fiscal 2006" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "NAC" as used herein refers to National Auto Credit, Inc. together with its subsidiaries unless the context otherwise requires.

Discontinued Operations
-----------------------

         Effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations,
NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the three months ended April 30 2005 NAC realized income from discontinued operations of $2,000. For the three months ended April
30, 2004, NAC incurred a loss from discontinued operations of $1,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Service Revenues
----------------

         NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of
$85,000 and $401,000, respectively, are included as a component of other current assets at April 30, 2005 and January 31, 2005, respectively.

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

Cost of Service Revenues
------------------------

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Property and Equipment
----------------------

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from eighteen months to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related improvements.

Goodwill and Other Intangible Assets
------------------------------------

         Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator.

         In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended April 30, 2005 and 2004, NAC charged to operations $142,000 and $142,000, respectively, for the amortization of these intangible assets.

Impairment of Long-Lived Assets
-------------------------------

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

Reclassifications
-----------------

         Certain Fiscal 2005 amounts have been reclassified to conform with
Fiscal 2006 presentations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New Accounting Pronouncements
-----------------------------

         In December, 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition.
NAC is required to adopt SFAS 123R at the beginning of Fiscal 2007 (effective
February 1, 2006). Under SFAS No. 123R, NAC must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
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

NOTE 2 - SHAREHOLDER COMPLAINT SETTLEMENT

Shareholder Complaints
----------------------

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SHAREHOLDER COMPLAINT SETTLEMENT - CONTINUED

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SHAREHOLDER COMPLAINT SETTLEMENT - CONTINUED

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
stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final Order and Judgment in which it approved the Stipulation of
Dismissal of Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New
York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division,
First Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an
Order and Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, the settlement has received preliminary confirmation as of May 2005 and management estimates final confirmation by the end of June 2005.

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
NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For the three months ended April 30, 2005 and 2004,
NAC recorded income of $159,000 and $78,000, respectively, representing its share of AFC's net income.

         Summarized income statement data for AFC for the three months ended
March 31, 2005 and 2004, respectively, is as follows (in thousands):

                                                  Three Months Ended
                                                        March 31,
                                            ------------------------------
                                                2005              2004
                                            ------------      ------------
Revenues                                      $ 1,411           $ 1,305

Film rental                                       307               260
Operating costs                                   544               633
Depreciation and amortization                     198               214
General and administrative expenses                42                42
                                           ------------      ------------
                                                1,091             1,149
                                           ------------      ------------
Net income                                      $ 320             $ 156
                                           ============      ============
NAC's proportionate share of net income         $ 159              $ 78
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
NAC may prepay the Note at anytime and without a prepayment penalty. In January
2005, NAC prepaid $650,000 of the Note. In February 2005, NAC prepaid the
$350,000 remaining balance and retired the Note.

         As a consequence of NAC's acquisition of The Campus Group effective
July 31, 2003, NAC issued to Steve Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes")
issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes.
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
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At April 30, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of
$6.1 million, $3.3 million and $2.8 million, respectively.

         As a consequence of NAC's acquisition of OMI effective April 1, 2003,
NAC assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Dean Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. In April 2004, as a consequence of a change in control provision in the Term Loan, the bank has requested accelerated repayment of the Term Loan. Accordingly, the $79,000 outstanding balance of the
Term Loan at April 30, 2005 has been classified as a component of current maturities of long term obligations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At April
30, 2005, the remaining balance of the SBA Loan of $379,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.
Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain a release of Mr. Thompson's personal guarantee from the SBA Loan. The outstanding balance of the SBA Loan at April 30, 2005 was $379,000.

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at April 30, 2005 was $54,000.

         OMI leases computer equipment under several different capital leases with finance institutions with various payment terms, expiration dates and imputed annual rates of interest. At April 30, 2005, the amounts outstanding under capital leases were $11,000, net of $2,000 of interest.

         The components of long term obligations at April 30, 2005 are as follows (in thousands):

                                                  Amounts
                                                  -------
 Capital leases                                      $ 11
 Term loan                                             79
 SBA loan                                             379
 Promissory note                                       54
 Base promissory notes                              6,066
 Trailing promissory notes                          3,275
 Convertible note payable                           2,825
                                              ------------
                                                   12,689

 Less current maturities                           (1,245)
                                              ------------
 Long term obligations and
    convertible note payable                     $ 11,444
                                              ============

          NAC's current maturities and long term obligations at April 30, 2005 are as follows (in thousands):

                                                    Amounts
                                                    -------
         2006                                      $ 1,245
         2007                                        1,141
         2008                                        1,199
         2009                                        1,260
         2010                                        1,325
          Thereafter                                 6,521
                                               ------------
                                                    12,691

 less interest due under
    capital leases obligations                          (2)
                                               ------------
                                                  $ 12,689
                                               ============

         The  cost and accumulated depreciation for equipment under capital leases were $335,000 and $233,000, respectively at April 30, 2005.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - ISSUANCE OF TREASURY STOCK

         In February 2005, NAC issued 100,000 shares of unregistered, restricted treasury stock as compensation for professional services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000. The restricted shares may not be sold or otherwise transferred without registration under the
Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that NAC proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

         NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at April 30, 2005 and January 31, 2005 was $236,000 and
$256,000, respectively.

         Because of the uncertainties related to several residual small claims and legal proceedings involving NAC's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on NAC. At
April 30, 2005 NAC had accrued $236,000 to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

                                     ITEM 2.
                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         National Auto Credit, Inc. ("the Company" or "NAC") began operations in
1969 and was incorporated in Delaware in 1971. NAC is a multi-dimensional corporate communications and entertainment company. NAC, through its operating subsidiaries, Audience Response Systems, Inc. ("ARS") and the Campus Group
Companies, Inc. ("Campus" and collectively with ARS, the "The Campus Group") and
OMI Business Communications, Inc. ("OMI"), specializes in the full-service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. Additionally,
NAC, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry.

Significant Developments
------------------------

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

         o    with respect to the settlement of the New York Action, (b)
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
stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final Order and Judgment in which it approved the Stipulation of
Dismissal of Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New
York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division,
First Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an
Order and Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, the settlement has received preliminary confirmation as of May 2005 and management estimates final confirmation by the end of June 2005.

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
from the Selling Shareholders, as well as the $100,000 referred to above for legal fees of the Selling Shareholders, will be funded from the net proceeds of the $2.5 million that has been provided by NAC's insurer for a Settlement Fund in the New York Action.

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

         Management currently anticipates that the final confirmed settlement of the New York Action and the Delaware Action, as described above, will be completed by June 30, 2005. When the settlement is confirmed, NAC will record the repurchase shares at their market value, based upon the market price of
NAC's Common Stock on April 22, 2005 (which was $0.54 per share). As a consequence, upon the confirmation of the settlement in the second quarter of
Fiscal 2006 and based upon current estimates, NAC will (i) record as a component of stockholder's equity the net proceeds of $1.9 million derived from the
Settlement Fund, (ii) record a charge to stockholder equity for the issuance of the five-year warrants issued to eligible shareholders, (iii) charge to operations for the excess cost to repurchase the Common Stock over the $0.54 market value of the shares, and related legal costs of $208,000 and $100,000, respectively, and (iv) record an net increase in cash and cash equivalents, after the Common Stock repurchase of approximately $750,000.

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

         Service Revenues: NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $85,000 and $401,000, respectively, are included as a component of other current assets at April 30, 2005 and January 31, 2005.

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

         NAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to,
NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at April 30, 2005 was $236,000.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2005
AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004

         Service Revenues: Revenues for the three months ended April 30, 2005 were $2.9 million and are comprised principally of revenues derived from the operations of OMI and The Campus Group. Revenues for the three months ended
April 30, 2004 were $3.3 million.

         For the three months ended April 30, 2005, revenues for The Campus
Group were $2.6 million as compared to revenues of $3.1 million for the three months ended April 30, 2004. For the three months ended April 30, 2005, revenues for OMI were $242,000 as compared to revenues of $261,000 for the three months ended April 30, 2004. The aggregate decrease in revenues for the Campus Group and OMI of $415,000 for the three months ended April 30, 2005 as compared to revenues for the three months ended April 30, 2004 was principally due to a decrease in the number, scope and value of client assignments completed during the three months ended April 30, 2005 and 2004. The nature of OMI's and The
Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period.

         Cost of Service Revenues: Cost of revenues for three months April 30,
2005 were $1.5 million and are comprised principally of cost of revenues derived from operations of The Campus Group and OMI, (i) The Campus Group cost of revenues of $1.3 million and (ii) OMI cost of revenues of $147,000. The average gross margin for the three months ended April 30, 2005 was 48.5% and 39.0% for
The Campus Group and OMI, respectively. Cost of revenues for three months April
30, 2004 were $1.9 million and are comprised principally of (i) The Campus Group cost of revenues of $1.7 million and (ii) OMI cost of revenues of $174,000. The average gross margin for the three months ended April 30, 2004 was 41.3% and
33.8% for The Campus Group and OMI, respectively.

         The increase in gross profit of $21,000 is due to the net effect of (i)
a decrease in revenues offset by (ii) an increase in gross margin. The aggregate average gross margins for The Campus Group and OMI increased 6.8% for the three months ended April 30, 2005 as compared to the three months ended April 30, 2004 due to a greater proportion of video production and symposium revenues which realized higher project margins during the three months ended April 30, 2005.

         Selling, General and Administrative ("SG&A"): SG&A expenses includes
SG&A expenses of OMI's operations ("OMI SG&A"), The Campus Group's operations
("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A").

         For the three months ended April 30, 2005, SG&A expense was $1.7 million comprised of (i) Campus SG&A of $718,000, (ii) OMI SG&A of $244,000, and
(iii) NAC SG&A of $766,000. For the three months ended April 30, 2004, SG&A expense was $1.9 million comprised of (i) Campus SG&A of $760,000, (ii) OMI SG&A of $304,000, and (iii) NAC SG&A of $866,000. The decrease of SG&A expense of
$202,000 for the three months ended April 30, 2005 as compared to the comparable period ended April 30, 2004 is principally the result of (i) a decrease in personnel costs of $77,000 and (ii) a net decrease of other SG&A of $125,000 as
NAC reduced general SG&A expenditures from period-to-period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended April 30, 2005 and 2004, NAC recorded income of $159,000 and $78,000, respectively, representing NAC's share of AFC's net income for the three months ended March 31, 2005 and 2004 respectively.

         The following sets forth summarized operating results for AFC (in thousands):

                                                  Three Months Ended March 31,
                                                 -----------------------------
                                                      2005          2004
                                                 -------------   -------------
         Revenues                                  $ 1,411         $ 1,305

         Film rental                                   307             260
         Operating costs                               544             633
         Depreciation and amortization                 198             214
         General and administrative expenses            42              42
                                                 -------------   -------------
                                                     1,091           1,149
                                                 -------------   -------------
         Net income                                $   320         $   156
                                                 =============   =============
         NAC's proportionate share of net income   $   159         $    78
                                                 =============   =============

         AFC's revenues increased $106,000 for the three months ended March 31,
2005 as compared to the three months ended March 31, 2004, principally as a result of the combined effects of (i) a 6.0% increase in attendance, (ii) an increase of $31,000 in other, concession and cafe revenues and (iii) a 3.3%
increase in average ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, increased 1.9% to 21.8% from 19.9% for the three months ended March 31, 2005 and 2004, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 9.9%
to 38.6% for the three months ended March 31, 2005 as compared to 48.5% for the three months ended March 31, 2004 due principally to a increase in revenues realized and a reduction in general operating expense for the three months ended
March 31, 2005 as compared to the three months ended March 31, 2004. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective income tax rate was zero for the three month periods ended April 30, 2005 and April 30, 2004. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.
Income tax expense for the three months ended April 30, 2005 is comprised of various state and local minimum income tax expense for the period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the three months ended April 30, 2005 and as of June 10,
2005, NAC had no external source of financing and has operated on its existing cash balances, proceeds from its income tax refund, cash flows from operations, and distributions from its investment in AFC. NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance NAC will obtain such financing) as means of supplementing NAC's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At April 30, 2005, NAC had cash of $1.3 million which together with any cash flow derived from its investment in AFC and the operations of NAC's corporate communications business will be used to pursue such opportunities.

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
The President of Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note, (i)
the outstanding principal of the Note is due July 13, 2005, (ii) NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at twenty percent per annum. NAC may prepay the Note at anytime and without a prepayment penalty. In January 2005, NAC prepaid $650,000 of the
Note. In February 2005, NAC prepaid the $350,000 remaining balance and retired the Note.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base
Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At April 30, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.1 million, $3.3 million and $2.8 million, respectively.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at April 30, 2005 was $79,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At April
30, 2005, the remaining balance of the SBA Loan of $379,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum.

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at April 30, 2005 was $54,000.

         OMI leases computer equipment under several different capital leases with finance institutions with various payment terms, expiration dates and imputed annual rates of interest. At April 30, 2005, amounts outstanding under the capital leases were $11,000.

           For the three months ended April 30, 2005, NAC's cash and cash equivalents increased $839,000 due principally to the net effects of (i) cash flows provided by operations of $1.1 million, (ii) proceeds from AFC distributions of $208,000, offset by (iii) capital expenditures of $77,000, and
(iv) the repayment of debt of $398,000. A principle component of NAC's cash flows from operations for the three months ended April 30, 2005 was the collection of NAC's $826,000 income tax refund. The cash flows from the distributions from AFC increased in the first quarter of Fiscal 2006, as compared to those for the three months ended April 30, 2004, as a consequence of the timing of distributions by AFC and the increase in operating cash flow and net income at AFC.

         NAC believes that the available cash and cash equivalents totaling $1.3 million at April 30, 2005 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         In addition, pursuant to the terms of the New York Settlement
Stipulation and upon its final confirmation and the dismissal of the Delaware
Action, NAC would receive an estimated $1.9 million as the net proceeds, after plaintiff attorney's fees, from the Settlement Fund. Pursuant to the terms of the Stock Purchase Agreement ("Agreement") with the Selling Shareholders, NAC has agreed to purchase 1,562,500 shares of NAC Common Stock at a price of
$0.6732 per share (or a total purchase price of $1,051,875) and to contribute
$100,000 to cover a portion of the legal fees incurred by the Selling
Shareholders. NAC expects to use a portion of the net proceeds derived from the
Settlement Fund to purchase the 1,562,500 shares of Common Stock. At April 30,
2005, no provision for the New York Settlement Stipulation has been recorded in the consolidated financial statements as the final dismissals of the New York
Action and the Delaware Action have not been issued by the respective courts.

OTHER

         New Accounting Pronouncements
         -----------------------------

         In December, 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition.
NAC is required to adopt SFAS 123R at the beginning of Fiscal 2007 (effective
February 1, 2006). Under SFAS No. 123R, NAC must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Inflation
         ---------

         Inflation has not had a material effect on NAC's business.

         NAC's exposure to the risks of inflation is generally limited to the potential impact of inflation on its operating and general and administrative expenses. To date, inflation has not had a material adverse impact on NAC.

         NAC does not utilize futures, options or other derivative financial instruments.

FORWARD-LOOKING STATEMENTS

         Some of the information in this report contains forward looking statements within the meaning of the Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as "anticipate", "believe", "plan", "expect", "intend", "may", "will",
"should", "estimate", "predict", "potential", "continue" and similar words although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report which address additional facts that could cause our actual results to differ from those set forth in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

         As of April 30, 2005, the interest rates under NAC's long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

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

         o    with respect to the settlement of the New York Action, (b)
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
stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final Order and Judgment in which it approved the Stipulation of
Dismissal of Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New
York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division,
First Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an
Order and Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, the settlement has received preliminary confirmation as of May 2005 and management estimates final confirmation by the end of June 2005.

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
from the Selling Shareholders, as well

as the $100,000 referred to above for legal fees of the Selling Shareholders, will be funded from the net proceeds of the $2.5 million that has been provided by NAC's insurer for a Settlement Fund in the New York Action.

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

         Management currently anticipates that the final confirmed settlement of the New York Action and the Delaware Action, as described above, will be completed by June 30, 2005.

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

         NAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at April 30, 2005 was $236,000.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In February 2005, NAC issued 100,000 shares of unregistered, restricted treasury stock as compensation for services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000. In the event that NAC proposes to register any of its securities under the Securities Act of 1933, as amended (the
"Act"), whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration statement. NAC issued the foregoing shares in privately negotiated transactions to "accredited investors" (as the term is defined in Rule 501(a) of Regulation D promulgated under the Act) pursuant to Section 4(2) of the Act and on Regulation D promulgated thereunder, and in reliance on similar exemptions under applicable state laws. These share issuances were approved by NAC's Board of Directors. The investors in NAC's securities had access to the kind of information about NAC that NAC would provide in a registration statement, were "accredited investors"
and represented to NAC their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. No placement fees were paid in conjunction with the foregoing transactions. The proceeds from the above referenced issuances were used for NAC's working capital purposes.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS



        EXHIBIT                                                                                   PAGE
        NUMBER             TITLE OF EXHIBIT                                                      NUMBER
        -----------------------------------------------------------------------------------------------

        31.1              Officer's Certification Pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                             37
        31.2              Officer's Certification Pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                             38
        32.1              Certification of Principal Executive Officer Pursuant to
                          18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)          39
        32.2              Certification of Principal Financial Officer Pursuant to
                          18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)          40


     B) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL AUTO CREDIT, INC.

Date:     June 10, 2005                  By: /s/ James J. McNamara
      ------------------------------         ----------------------------------
                                            James J. McNamara
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (principal executive officer)

                                            By: /s/ Robert V. Cuddihy, Jr.
                                                -------------------------------
                                            Robert V. Cuddihy, Jr.
                                            Chief Financial Officer
                                            (principal accounting and
                                            financial officer)

