Form 10-Q
period 2005-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2005-09-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     July 31, 2005
                                               ------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

Commission file number     1-11601
                           -------

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             34-1816760
--------------------------------------------------        ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

555 Madison Avenue, 29th Floor, New York, New York               10022
--------------------------------------------------        ----------------------
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

          Class                               Outstanding at September 12, 2005
 ----------------------------                 ---------------------------------
Common Stock, $0.05 par value                            8,540,114

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                   PAGE
                                                                                   ----

ART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Report of Independent Registered Public Accounting Firm                 3

             Condensed Consolidated Balance Sheets as of
             July 31, 2005 and January 31, 2005                                      4

             Condensed Consolidated Statements of Operations for the
             Three Months and the Six Months Ended July 31, 2005 and 2004            5

             Condensed Consolidated Statements of Stockholders' Equity and
             Comprehensive Income (Loss) for the Six Months Ended
             July 31, 2005                                                           6

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended July 31, 2005 and 2004                                 7

             Notes to Condensed Consolidated Financial Statements                    8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          19

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                                            33

Item 4.      Controls and Procedures                                                33

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                      35

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds            38

Item 6.      Exhibits and Reports on Form 8-K                                       38

Signatures                                                                          39

Certifications                                                                      40


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Auto Credit, Inc. and Subsidiaries
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheets of
National Auto Credit, Inc. and Subsidiaries as of July 31, 2005, the related condensed consolidated statements of operations for each of the three-month and six-month periods ended July 31, 2005 and 2004; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the six-month period ended July 31, 2005 and the condensed consolidated statements of cash flows for the six-month periods ended July 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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
September 9, 2005

                                        3

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                July 31,       January 31,
                                                                                  2005             2005
                                                                              -------------    -------------
                                                                              (unaudited)

                           ASSETS
Cash and cash equivalents                                                          $ 1,016            $ 471
Accounts receivable, net of allowance of
  $64 and $65, respectively (Note 1)                                                 1,162            2,132
Income taxes refundable                                                                  -              826
Prepaid expenses                                                                       328              256
Other current assets                                                                   208              494
                                                                              -------------    -------------
  Total current assets                                                               2,714            4,179

Property and equipment, net of accumulated
  depreciation of $1,612 and $1,216, respectively (Note 1)                           1,986            2,240
Investment in AFC (Note 3)                                                           7,963            7,955
Goodwill (Note 1)                                                                    4,920            4,920
Other intangible assets, net of accumulated
  amortization of $1,135 and $852, respectively (Note 1)                             8,347            8,630
Other assets                                                                           154              165
                                                                              -------------    -------------
                                                                                  $ 26,084         $ 28,089
                                                                              =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                               $ 1,198          $ 1,612
Accounts payable                                                                       772            1,255
Self-insurance claims (Note 6)                                                         235              256
Accrued income taxes                                                                   339              328
Deferred revenue (Note 1)                                                            1,859            1,194
Other liabilities                                                                      661            1,392
                                                                              -------------    -------------
  Total current liabilities                                                          5,064            6,037

Long term obligations (Note 4)                                                       8,608            8,650
Convertible promissory note (Note 4)                                                 2,825            2,825
                                                                              -------------    -------------
                                                                                    16,497           17,512
                                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)                                            -                -

STOCKHOLDERS' EQUITY
Preferred stock                                                                          -                -
Common stock - $.05 par value, authorized 40,000,000 shares,
  issued 39,949,589                                                                  1,997            1,997
Additional paid-in capital                                                         174,542          174,454
Retained deficit                                                                  (143,704)        (143,383)
Deferred compensation                                                                  (77)             (89)
Treasury stock, at cost, 31,409,475 and 29,946,975
  shares, respectively (Note 2)                                                    (23,171)         (22,402)
                                                                              -------------    -------------
  Total stockholders' equity                                                         9,587           10,577
                                                                              -------------    -------------
                                                                                  $ 26,084         $ 28,089
                                                                              =============    =============


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       Three Months Ended                 Six Months Ended
                                                            July 31,                           July 31,
                                                  -----------------------------      ------------------------------
                                                     2005             2004              2005              2004
                                                  ------------     ------------      ------------     -------------

Service revenues                                      $ 1,632          $ 2,388           $ 4,496           $ 5,681

Cost of service revenues                                1,268            1,341             2,765             3,288
                                                  ------------     ------------      ------------     -------------

  Gross profit                                            364            1,047             1,731             2,393

Selling, general and administrative                     2,109            1,656             3,836             3,586
                                                  ------------     ------------      ------------     -------------

  Loss from operations                                 (1,745)            (609)           (2,105)           (1,193)

Interest income                                            31                -                35                 -
Income from AFC investment                                 58              111               216               189
Interest expense                                         (158)            (181)             (323)             (344)
Other income - net (Note 2)                             1,897                -             1,897                 -
                                                  ------------     ------------      ------------     -------------

  Income (loss) from continuing operations
     before income taxes                                   83             (679)             (280)           (1,348)

Provision for income taxes                                 (4)               -               (15)                -
                                                  ------------     ------------      ------------     -------------

  Income (loss) from continuing operations                 79             (679)             (295)           (1,348)

Income (loss) from discontinued
  operations, net of tax                                   14               (5)               16                (6)
                                                  ------------     ------------      ------------     -------------

  Net income (loss)                                      $ 93           $ (684)           $ (279)         $ (1,354)
                                                  ============     ============      ============     =============

Basic and diluted income (loss) per share
  Continuing operations                                 $ .01           $ (.08)           $ (.03)           $ (.15)
  Discontinued operations                                   -                -                 -                 -
                                                  ------------     ------------      ------------     -------------
     Net income (loss) per share                        $ .01           $ (.08)           $ (.03)           ($.15)
                                                  ============     ============      ============     =============

Weighted average number
   of shares outstanding
   Basic and diluted                                    9,457            9,146             9,766             9,100
                                                  ============     ============      ============     =============


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                         SIX MONTHS ENDED JULY 31, 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                Preferred Stock         Common Stock
                               ---------------- --------------------------  Additional
                                         Par                      Par         Paid-In       Retained      Treasury
                               Shares   Value      Shares        Value        Capital       Deficit        Stock
                               -------  ------- -------------  ----------- -------------- ------------- -------------

Balance at
January 31, 2005                    -      $ -    39,949,589      $ 1,997      $ 174,454    $ (143,383)    $ (22,402)

Net loss                                                                                          (279)
Treasury stock issued for services                                                                 (42)           75
Treasury stock purchased                                                                                        (844)
Fair value of Eligible Shareholder
  warrants to be issued                                                               88
Deferred compensation
   expense
                               -------  ------- -------------  ----------- -------------- ------------- -------------
Comprehensive income (loss)

Balance at
 July 31, 2005                      -      $ -    39,949,589      $ 1,997      $ 174,542    $ (143,704)    $ (23,171)
                               =======  ======= =============  =========== ============== ============= =============

                                 Deferred                   Comprehensive
                               Compensation                    Income
                                  Expense       Total          (Loss)
                               -------------- -----------   -------------

Balance at
January 31, 2005                       $ (89)   $ 10,577

Net loss                                            (279)         $ (279)
Treasury stock issued for services                    33
Treasury stock purchased                            (844)
Fair value of Eligible Shareholder
  warrants to be issued                               88
Deferred compensation
   expense                                12          12
                               -------------- -----------   -------------
Comprehensive income (loss)                                       $ (279)
                                                            =============
Balance at
 July 31, 2005                         $ (77)    $ 9,587
                               ============== ===========


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                            Six Months Ended
                                                                                July 31,
                                                                     ----------------------------
                                                                        2005             2004
                                                                     -----------      -----------

Cash flows from operating activities
  Net loss                                                           $      (279)     $    (1,354)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
   (Income) loss from discontinued operations                                (16)               6
    Depreciation and amortization                                            679              663
    Fair value of Eligible Shareholder warrants                               88             --

  Changes in operating assets and liabilities, net of acquisition:
   Accounts receivable                                                       970             (869)
   Income tax refundable                                                     826               92
   Accrued income tax                                                         11               (7)
   Accounts payable and other liabilities                                   (483)            (235)
   Deferred revenue                                                          665              541
   Other operating assets and liabilities, net                              (469)            (461)
                                                                     -----------      -----------
     Net cash provided by (used in) operating activities                   1,992           (1,624)
                                                                     -----------      -----------

Cash flows from investing activities:
  Proceeds from AFC distributions                                            208              937
  Purchase of property and equipment                                        (142)            (116)
                                                                     -----------      -----------
     Net cash provided by investing activities                                66              821
                                                                     -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of promissory note                                 --              1,000
  Proceeds from sale of treasury stock                                      --                118
  Payments to acquire treasury stock                                      (1,052)            --
  Payments of long term debt                                                (456)            (150)
                                                                     -----------      -----------
     Net cash provided by (used in) financing activities                  (1,508)             968
                                                                     -----------      -----------

   Increase in cash and cash equivalents from
      continuing operations                                                  550              165
   Decrease in cash and cash equivalents from
      discontinued operations                                                 (5)            (130)
   Cash and cash equivalents at beginning of period                          471              376
                                                                     -----------      -----------
   Cash and cash equivalents at end of period                        $     1,016      $       411
                                                                     ===========      ===========

 Supplemental disclosures of cash flow information:
   Interest paid                                                     $       479      $       345
                                                                     ===========      ===========
   Income taxes paid                                                 $      --        $         7
                                                                     ===========      ===========
   Stock issued for services                                         $        33      $      --
                                                                     ===========      ===========
   Fair value of Eligible Shareholder warrants                       $        88      $      --
                                                                     ===========      ===========


      See accompanying notes to condensed consolidated financial statements

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on Form 10-K for the year ended
January 31, 2005. The results of operations for the six months ended July 31,
2005 are not necessarily indicative of the operating results for the full year.

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

Discontinued Operations
-----------------------

     Effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations,
NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the six months ended July 31 2005, NAC realized income from discontinued operations of $16,000. For the six months ended July
31, 2004 , NAC incurred a loss from discontinued operations of $6,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Service Revenues
----------------

     NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of
$208,000 and $401,000, respectively, are included as a component of other current assets at July 31, 2005 and January 31, 2005, respectively.

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

     In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the six months ended July 31, 2005 and 2004, NAC charged to operations $283,000 and $284,000, respectively, for the amortization of these intangible assets.

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

Income Taxes
------------

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

     In March 2005, the FASB issued Interpretation No. 47, Accounting for
Conditional Asset Retirement Obligations ("FIN 47"). This Interpretation
clarifies that conditional asset retirement obligations meet the definition of a liability and should be recognized when incurred if the fair value can be reasonably estimated. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after
December 15, 2005. NAC expects the adoption of FIN 47 will not have a material impact on NAC's consolidated financial position or results of operations.

     In May 2005, FASB issued Statement No. 154, Accounting Changes and Error
Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting Changes, and
SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and
establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. NAC expects that the adoption of SFAS 154 will not have a material impact on NAC's consolidated financial position or results of operations.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SHAREHOLDER COMPLAINT SETTLEMENT - CONTINUED

     The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC
Common Stock from December 14, 2000 through December 24, 2002 ("Eligible NAC
Shareholders") up to one million warrants (one warrant per 8.23 shares of Common
Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement Stipulation created for the benefit of NAC a
Settlement Fund in the amount of $2.5 million which has been funded by an insurance policy. The New York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the Settlement Fund.

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
         prejudice.

     The Selling Stockholders have executed and delivered to NAC and NAC filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final
Order and Judgment in which it approved the Stipulation of Dismissal of
Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First
Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and
Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New
York Action and the Delaware Action, was deemed final in June 2005 and NAC received net proceeds of $2.0 million from NAC's insurer from the Settlement
Fund in the New York Action.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - SHAREHOLDER COMPLAINT SETTLEMENT - CONTINUED

     Pursuant to the Agreement, NAC agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, NAC purchased 1,562,500 shares of Common Stock from the Selling
Stockholders.

     As a consequence of the confirmation of the New York Settlement Stipulation and the subsequent purchase by NAC of Common Stock from the Selling
Shareholders, for the three months and six months ended July 31, 2005, NAC recorded (i) a charge to operations of $100,000 for legal fees of the Selling
Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the Common Stock acquired as of the date of the Agreement,
April 22, 2005, (iii) a charge to other income of $88,000 for the expense of the fair value of the warrants to be issued to Eligible Shareholders and (iv)
realized other income of $2.0 million for the net proceeds received by NAC from the Settlement Fund. In addition, the Eligible NAC Shareholders have until
December 2005 to submit their claim for one warrant for each 8.23 shares of
Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share. Upon the final submission of claims by Eligible NAC
Shareholders, NAC anticipates issuing the final warrants in the fourth quarter of Fiscal 2006.

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

     NAC uses the equity method to account for its investment in AFC. NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For the three months ended July 31, 2005 and 2004,
NAC recorded income of $58,000 and $111,000, respectively, representing its share of AFC's net income. For the six months ended July 31, 2005 and 2004, NAC recorded income of $216,000 and $189,000, respectively, representing its share of AFC's net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC - CONTINUED

     Summarized income statement data for AFC for the three months and six months ended June 30, 2005 and 2004, respectively, is as follows (in thousands):



                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                              ----------------------------------  ---------------------------------
                                                   2005               2004             2005              2004
                                              ----------------   ---------------  ---------------    --------------

Revenues                                              $ 1,141           $ 1,262          $ 2,552           $ 2,567

Film rental                                               228               243              534               503
Operating costs                                           566               577            1,115             1,210
Depreciation and amortization                             189               177              387               391
General and administrative expenses                        42                43               84                85
                                              ----------------   ---------------  ---------------    --------------
                                                        1,025             1,040            2,120             2,189
                                              ----------------   ---------------  ---------------    --------------
Net income                                              $ 116             $ 222            $ 432             $ 378
                                              ================   ===============  ===============    ==============

NAC's proportionate share of net income                  $ 58             $ 111            $ 216             $ 189
                                              ================   ===============  ===============    ==============


NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS

     On July 14, 2004, National Auto Credit, Inc. ("NAC") consummated a Loan and
Security Agreement ("Loan Agreement") with a lender and issued a Promissory Note
("Note") of $1.0 million. The lender, Time Passages Corp., is an unaffiliated third party lender. The President of Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note (i) the outstanding principal of the Note is due July 13, 2005, (ii)
NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at twenty percent per annum. NAC may prepay the Note at anytime and without a prepayment penalty. In January 2005, NAC prepaid $650,000 of the Note. In February 2005, NAC prepaid the $350,000 remaining balance and retired the Note.

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
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At July 31, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of
$6.0 million, $3.3 million and $2.8 million, respectively.

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

     During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at July 31, 2005 is $62,000.

     On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At July 31,
2005, the remaining balance of the SBA Loan of $373,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.
Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain a release of Mr. Thompson's personal guarantee from the SBA Loan.

     The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at July 31, 2005 was $50,000.

         The components of long term obligations at July 31, 2005 are as follows
(in thousands):

                                                       Amounts
                                                       -------
             Term loan                                     $ 62
             SBA loan                                       373
             Promissory note                                 50
             Base promissory notes                        6,046
             Trailing promissory notes                    3,275
             Convertible note payable                     2,825
                                                    ------------
                                                         12,631
             Less current maturities                     (1,198)
                                                    ------------
             Long term obligations and
                convertible note payable               $ 11,433
                                                    ============

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

     NAC's current maturities and long term obligations at July 31, 2005 are as follows (in thousands):

                                                 Amounts
                                                 -------
         2006                                     $  1,198
         2007                                        1,143
         2008                                        1,201
         2009                                        1,262
         2010                                        1,327
         Thereafter                                  6,500
                                               ------------
                                                  $ 12,631
                                               ============

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Self-Insurance Reserves for Property Damage and Personal Injury Claims
----------------------------------------------------------------------

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
adjudication or settlement of these matters will have on NAC. At July 31, 2005 and January 31, 2004, NAC had accrued $235,000 and $256,000, respectively, to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

Other Litigation
----------------

     In the normal course of its business, NAC is periodically named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. In the opinion of management, the amount of ultimate liability with respect to any current actions, if any, is unlikely to materially affect our financial position, results of operations or liquidity.

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

Significant Developments
------------------------

     In order to settle a derivative and class action entitled Robert Zadra, et al v, James A. McNamara, et al (Index. No. 01-604859) (hereinafter referred to as the "New York Action") that was commenced against NAC and certain of its directors in the Supreme Court of the State of New York, New York County (the
"New York Court"), NAC entered into a November 2004 Amended Stipulation of
Settlement (the "New York Settlement Stipulation"). Under the terms of the New
York Settlement Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC Common Stock from December 14, 2000 through December
24, 2002 ("Eligible NAC Shareholders") up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share,
(c) cancel 50% of certain stock options granted on December 15, 2000, and (d)
make certain payments for legal fees for counsel to the plaintiffs in the New
York Action. In addition, the New York Settlement Stipulation created for the benefit of NAC a Settlement Fund in the amount of $2.5 million which has been funded by an insurance policy. The New York Court also subsequently approved
$500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the Settlement Fund.

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
         objections they had asserted or might have assertedwith respect to the
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
         prejudice.

     The Selling Stockholders have executed and delivered to NAC and NAC has filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final Order and Judgment in which it approved the Stipulation of
Dismissal of Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New
York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division,
First Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an
Order and Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, the settlement was deemed final in
June 2005 and NAC received net proceeds of $2.0 million from the Settlement Fund in the New York Action.

     Pursuant to the Agreement, NAC agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of NAC Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, NAC purchased 1,562,500 shares of Common Stock from the Selling
Shareholders.

     As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the purchase of Common Stock from the Selling Shareholders, for the three months and six months ended July 31, 2005, NAC recorded (i) a charge to operations of
$100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of $88,000 for the expense of the fair value of the warrants to be issued to Eligible Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by NAC from the Settlement Fund. In addition, the
Eligible NAC Shareholders have until December 2005 to submit their claim for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share. Upon the final submission of claims by Eligible NAC Shareholders, NAC anticipates issuing the final warrants in the fourth quarter of Fiscal 2006.

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

     Service Revenues: NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $208,000 and $401,000, respectively, are included as a component of other current assets at July 31, 2005 and January 31, 2005.

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

     NAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to,
NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at July 31, 2005 was $235,000.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005
  AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2004

     Service Revenues: Revenues for the three months ended July 31, 2005 were
$1.6 million and are comprised principally of revenues derived from the operations of OMI and The Campus Group. Revenues for the three months ended July
31, 2004 were $2.4 million.

     For the three months ended July 31, 2005, revenues for The Campus Group were $1.5 million as compared to revenues of $2.0 million for the three months ended July 31, 2004. For the three months ended July 31, 2005, revenues for OMI were $145,000 as compared to revenues of $354,000 for the three months ended
July 31, 2004. The aggregate decrease in revenues for the Campus Group and OMI of $756,000 for the three months ended July 31, 2005 as compared to revenues for the three months ended July 31, 2004 was principally due to a decrease in the number, scope and value of client assignments completed during the three months ended July 31, 2005 and 2004. The nature of OMI's and The Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period. During the three months ended July 31, 2005, The Campus Group and OMI hired three senior marketing strategists for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues.
Although no assurances can be made, NAC seeks revenue expansion through the retention of these new marketing strategists as a means to reduce year-to-year, quarter-to-quarter fluctuations in its revenues and ultimately increase revenues. Generally, there is a 6-12 month investment period in such personnel by the Company before the benefits, in the form of new projects and/or clients, are realized in new project and therefore revenues.

     Cost of Service Revenues: Cost of revenues for three months July 31, 2005 were $1.3 million and are comprised principally of cost of revenues derived from operations of The Campus Group and OMI, (i) The Campus Group cost of revenues of
$1.2 million and (ii) OMI cost of revenues of $46,000. The average gross margin for the three months ended July 31, 2005 was 17.8% and 67.9% for The Campus
Group and OMI, respectively. Cost of revenues for three months July 31, 2004 were $1.3 million and are comprised principally of (i) The Campus Group cost of revenues of $1.0 million and (ii) OMI cost of revenues of $325,000. The average gross margin for the three months ended July 31, 2004 was 50.0% and 8.1% for The
Campus Group and OMI, respectively.

     The aggregate decrease in gross profit of $683,000 is due to the combined effect of (i) a decrease in revenues and (ii) a decrease in gross margin. The aggregate average gross margins for The Campus Group and OMI decreased 21.5% for the three months ended July 31, 2005 as compared to the three months ended July
31, 2004 due principally to less revenues realized to offset fixed production overhead costs during the three months ended July 31, 2005.

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

     For the three months ended July 31, 2005, SG&A expense was $2.1 million comprised of (i) Campus SG&A of $730,000, (ii) OMI SG&A of $262,000, and (iii)
NAC SG&A of $1.1 million. For the three months ended July 31, 2004, SG&A expense was $1.7 million comprised of (i) Campus SG&A of $585,000, (ii) OMI SG&A of
$216,000, and (iii) NAC SG&A of $855,000. The increase of SG&A expense of
$453,000 for the three months ended July 31, 2005 as compared to the comparable period ended July 31, 2004 is principally the result of the net effects of (i)
an increase in personnel costs of $203,000, (ii) the $100,000 charge to SG&A for legal fees associated with the Selling Shareholders, (iii) the $208,000 charge to SG&A for the excess cost over the market value of Common Stock acquired and
(iv) a net decrease of other SG&A of $58,000 as NAC reduced general SG&A expenditures from period-to-period.

     Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended July 31, 2005 and 2004, NAC recorded income of $58,000 and $111,000, respectively, representing NAC's share of AFC's net income for the three months ended June 30, 2005 and 2004 respectively.

     The following sets forth summarized operating results for AFC (in thousands):

                                                      Three Months Ended
                                                             June 30,
                                                  --------------------------
                                                     2005           2004
                                                  -----------    -----------

Revenues                                             $ 1,141        $ 1,262

Film rental                                              228            243
Operating costs                                          566            577
Depreciation and amortization                            189            177
General and administrative expenses                       42             43
                                                  -----------    -----------
                                                       1,025          1,040
                                                  -----------    -----------
Net income                                             $ 116          $ 222
                                                  ===========    ===========

NAC's proportionate share of net income                 $ 58          $ 111
                                                  ===========    ===========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     AFC's revenues decreased $121,000 for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, principally as a result of the net effects of (i) a 13.3% decrease in attendance, (ii) a decrease of
$10,000 in other, concession and cafe revenues and (iii) a 3.1% increase in average ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, increased 0.7% to 20.0% from 19.3% for the three months ended June 30,
2005 and 2004, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold.
AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.
Operating costs, as a percent of revenue, increased 3.9% to 49.6% for the three months ended June 30, 2005 as compared to 45.7% for the three months ended June
30, 2004 due principally to a decrease in revenues realized without a corresponding a reduction in general operating expenses. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

     Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective federal income tax rate was zero for the three month periods ended July 31, 2005 and July 31, 2004. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization. Income tax expense for the three months ended July 31, 2005 is comprised of various state and local minimum income tax expense for the period.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2005
  AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2004

     Service Revenues: Revenues for the six months ended July 31, 2005 were $4.5 million and are comprised principally of revenues derived from the operations of
OMI and The Campus Group. Revenues for the six months ended July 31, 2004 were
$5.7 million.

     For the six months ended July 31, 2005, revenues for The Campus Group were
$4.1 million as compared to revenues of $5.1 million for the six months ended
July 31, 2004. For the six months ended July 31, 2005, revenues for OMI were
$387,000 as compared to revenues of $615,000 for the six months ended July 31,
2004. The aggregate decrease in revenues for the Campus Group and OMI of $1.2 million for the six months ended July 31, 2005 as compared to revenues for the six months ended July 31, 2004 was principally due to a decrease in the number, scope and value of client assignments completed during the six months ended July
31, 2005 and 2004. The nature of OMI's and The Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period. As indicated above, The
Campus Group and OMI recently hired three senior marketing strategists for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues. Although no assurances can be made, NAC seeks revenue expansion through the retention of these new marketing strategists as a means to reduce year-to-year, quarter-to-quarter fluctuations in its revenues and ultimately increase revenues. Generally, there is at a 6-12 month investment period in such personnel by the Company before the benefits, in the form of new projects and/or clients are realized in new project and therefore revenues.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Cost of Service Revenues: Cost of revenues for six months July 31, 2005 were $2.8 million and are comprised principally of cost of revenues derived from operations of The Campus Group and OMI, (i) The Campus Group cost of revenues of
$2.6 million and (ii) OMI cost of revenues of $194,000. The average gross margin for the six months ended July 31, 2005 was 37.4% and 49.9% for The Campus Group and OMI, respectively. Cost of revenues for six months July 31, 2004 were $3.3 million and are comprised principally of (i) The Campus Group cost of revenues of $2.8 million and (ii) OMI cost of revenues of $556,000. The average gross margin for the six months ended July 31, 2004 was 44.8% and 9.5% for The Campus
Group and OMI, respectively.

     The aggregate decrease in gross profit of $662,000 is due to the combined effect of (i) a decrease in revenues and (ii) a decrease in gross margin. The aggregate average gross margins for The Campus Group and OMI decreased 3.6% for the six months ended July 31, 2005 as compared to the six months ended July 31,
2004 principally due to a less revenues realized to offset fixed production overhead costs during the six months ended July 31, 2005.

     Selling, General and Administrative ("SG&A"): SG&A expenses includes SG&A expenses of OMI's operations ("OMI SG&A"), The Campus Group's operations
("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A").

     For the six months ended July 31, 2005, SG&A expense was $3.8 million comprised of (i) Campus SG&A of $1.4 million, (ii) OMI SG&A of $507,000, and
(iii) NAC SG&A of $1.9 million. For the six months ended July 31, 2004, SG&A expense was $3.6 million comprised of (i) Campus SG&A of $1.3 million, (ii) OMI
SG&A of $520,000, and (iii) NAC SG&A of $1.7 million. The increase of SG&A expense of $250,000 for the six months ended July 31, 2005 as compared to the comparable period ended July 31, 2004 is principally the result of the net effects of (i) an increase in personnel costs of $126,000, (ii) the $100,000 charge to SG&A for legal fees associated with the Selling Shareholders, (iii)
the $208,000 charge to SG&A for the excess cost over the market value of Common
Stock acquired and (ii) a net decrease of other SG&A of $184,000 as NAC reduced, other legal costs and general SG&A expenditures from period-to-period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the six months ended July 31, 2005 and 2004, NAC recorded income of $216,000 and $189,000, respectively, representing NAC's share of AFC's net income for the six months ended June 30, 2005 and 2004 respectively.

     The following sets forth summarized operating results for AFC (in thousands):

                                                        Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2005            2004
                                                   ------------    ------------

Revenues                                               $ 2,552         $ 2,567

Film rental                                                534             503
Operating costs                                          1,115           1,210
Depreciation and amortization                              387             391
General and administrative expenses                         84              85
                                                   ------------    ------------
                                                         2,120           2,189
                                                   ------------    ------------
Net income                                               $ 432           $ 378
                                                   ============    ============

NAC's proportionate share of net income                  $ 216           $ 189
                                                   ============    ============

     AFC's revenues decreased $15,000 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, principally as a result of the net effects of (i) a 1.5% increase in attendance, (ii) an increase of $21,000 in other, concession and cafe revenues and (iii) a 3.2% increase in average ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, increased
1.3% to 20.9% from 19.6% for the six months ended June 30, 2005 and 2004, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 3.4% to 43.7% for the six months ended June 30,
2005 as compared to 47.1% for the six months ended June 30, 2004 due principally to a decrease in general operating expense for the six months ended June 30,
2005 as compared to the six months ended June 30, 2004. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

     Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective federal income tax rate was zero for the six month periods ended July 31, 2005 and July 31, 2004. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization. Income tax expense for the six months ended July 31, 2005 is comprised of various state and local minimum income tax expense for the period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     Throughout the six months ended July 31, 2005 and as of September 12, 2005,
NAC had no external source of financing and has operated on its existing cash balances, proceeds from its income tax refund, net proceeds form the Shareholder
Settlement, cash flows from operations, and distributions from its investment in
AFC. NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance NAC will obtain such financing) as means of supplementing NAC's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At
July 31, 2005, NAC had cash of $1.0 million which together with any cash flow derived from its investment in AFC and the operations of NAC's corporate communications business will be used to pursue such opportunities.

     As a consequence of periodic fluctuations in NAC's working capital needs based upon the timing of collections, periods of increased media production activity and the then pending collection of the income tax refundable, on July
14, 2004 NAC consummated a Loan and Security Agreement ("Loan Agreement") with a lender and issued a Promissory Note ("Note") of $1.0 million. The lender, Time
Passages Corp., is an unaffiliated third party lender. The President of Time
Passages Corp. was a former director of NAC who last served on NAC's board in
January 2002. Pursuant to the terms of the Note, (i) the outstanding principal of the Note was due July 13, 2005, (ii) NAC is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at twenty percent per annum. NAC may prepay the Note at anytime and without a prepayment penalty. In January 2005, NAC prepaid $650,000 of the Note. In
February 2005, NAC prepaid the $350,000 remaining balance and retired the Note.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC,
(ii) requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base
Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At July 31, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively.

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

     During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at July 31, 2005 was $62,000.

     On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At July 31,
2005, the remaining balance of the SBA Loan of $373,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum.

     The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at July 31, 2005 was $50,000.

     For the six months ended July 31, 2005, NAC's cash and cash equivalents increased $550,000 due principally to the net effects of (i) cash flows provided by operations, inclusive of the net proceeds derived from the Shareholder
Settlement of $2.0 million, (ii) proceeds from AFC distributions of $208,000, offset by (iii) payments to acquire Common Stock of $1.2 million, (iv) capital expenditures of $142,000, and (v) the repayment of debt of $456,000. Principle components of NAC's cash flows from operations for the six months ended July 31,
2005 included the collection of NAC's $826,000 income tax refund and the net proceeds derived from the New York Settlement Stipulation of $2.0 million. The cash flows from the distributions from AFC decreased for the six months ended
July 31, 2005, as compared to those for the six months ended July 31, 2004, as a consequence of the timing of distributions by AFC.

     NAC believes that the available cash and cash equivalents totaling $1.0 million at July 31, 2005 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

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

     In March 2005, the FASB issued Interpretation No. 47, Accounting for
Conditional Asset Retirement Obligations ("FIN 47"). This Interpretation
clarifies that conditional asset retirement obligations meet the definition of a liability and should be recognized when incurred if the fair value can be reasonably estimated. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after
December 15, 2005. NAC expects the adoption of FIN 47 will not have a material impact on NAC's consolidated financial position or results of operations.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     In May 2005, FASB issued Statement No. 154, Accounting Changes and Error
Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting Changes, and
SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and
establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. NAC expects that the adoption of SFAS 154 will not have a material impact on NAC's consolidated financial position or results of operations.

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

     As of July 31, 2005, the interest rates under NAC's long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

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

     The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, NAC agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of NAC shareholders who had continuously held NAC
Common Stock from December 14, 2000 through December 24, 2002 ("Eligible NAC
Shareholders") up to one million warrants (one warrant per 8.23 shares of Common
Stock), with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement Stipulation created for the benefit of NAC a
Settlement Fund in the amount of $2.5 million which has been funded by an insurance policy. The New York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the Settlement Fund.

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
         prejudice.

     The Selling Stockholders have executed and delivered to NAC and NAC filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final
Order and Judgment in which it approved the Stipulation of Dismissal of
Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First
Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and
Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New
York Action and the Delaware Action, was deemed final in June 2005 and NAC received net proceeds of $2.0 million from NAC's insurer from the Settlement
Fund in the New York Action.

     Pursuant to the Agreement, NAC agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, NAC purchased 1,562,500 shares of NAC Common Stock from the Selling
Stockholders.

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

Self-Insurance Reserves for Property Damage and Personal Injury Claims
----------------------------------------------------------------------

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

     NAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to,
NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at July 31, 2005 was $235,000.

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

Other Litigation
----------------

     In the normal course of its business, NAC is named as defendant in legal proceedings. It is the policy of NAC to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. In the opinion of management, the amount of ultimate liability with respect to any current actions, if any, is unlikely to materially affect our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) EXHIBITS



    EXHIBIT                                                                     PAGE
    NUMBER       TITLE OF EXHIBIT                                               NUMBER
---------------------------------------------------------------------------------------

    31.1         Officer's Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                       40
    31.2         Officer's Certification Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                       41
    32.1         Certification of Principal Executive Officer Pursuant to
                 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)    42
    32.2         Certification of Principal Financial Officer Pursuant to
                 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)    43


     B) REPORTS ON FORM 8-K

     On June 30, 2005, NAC filed a Current Report on Form 8-K to report that it consummated its previously disclosed agreement to settle all outstanding shareholder litigation and repurchase 1,562,500 shares of Common Stock from unaffiliated third parties, Academy Capital Management, Inc., Diamond A.
Partners, L.P., Diamond A. Investors, L.P., Ridglea Investor Services, Inc. and
William S. Banowsky ("the Selling Stockholders").

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NATIONAL AUTO CREDIT, INC.

Date:  September 12, 2005                  By:  /s/ James J. McNamara
     ----------------------                     --------------------------------
                                           James J. McNamara
                                           Chairman of the Board and Chief
                                           Executive Officer (principal
                                           executive officer)

                                           By:  /s/ Robert V. Cuddihy, Jr.
                                                --------------------------------
                                           Robert V. Cuddihy, Jr.
                                           Chief Financial Officer (principal
                                           accounting and financial officer)

