Form 10-Q
period 2005-10-31
NATIONAL AUTO CREDIT INC /DE
filed 2005-12-14
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended          October 31, 2005
                                       -----------------------------------------

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------     -------------

         Commission file number     1-11601

                           NATIONAL AUTO CREDIT, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                34-1816760
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

555 Madison Avenue, 29th Floor, New York, New York                   10022
--------------------------------------------------             -----------------
(Address of principal executive offices)                           (Zip Code)

                 (212) 644-1400
----------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
   (Former name, former address and former year, if changed since last report)

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

                                Yes ( ) No ( X )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities and Exchange Act)

                                Yes ( ) No ( X )

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

            Class                               Outstanding at December 12, 2005
-----------------------------                   --------------------------------
Common Stock, $0.05 par value                              9,036,364

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Report of Independent Registered Public Accounting Firm           3

           Condensed Consolidated Balance Sheets as of
           October 31, 2005 and January 31, 2005                             4

           Condensed Consolidated Statements of Operations for the
           Three Months and the Nine Months Ended October 31, 2005
           and 2004                                                          5

           Condensed Consolidated Statement of Stockholders' Equity and
           Comprehensive Income (Loss) for the Nine Months Ended
           October 31, 2005                                                  6

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended October 31, 2005 and 2004                       7

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    19

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                      33

Item 4.    Controls and Procedures                                          33

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                35
Item 1A.   Risk Factors                                                     38
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      38
Item 3.    Defaults Upon Senior Securities                                  38
Item 4.    Submission of Matters to a Vote of Security Holders              38
Item 5.    Other Information                                                38
Item 6.    Exhibits                                                         38

Signatures                                                                  39

Certifications                                                              40

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
National Auto Credit, Inc. and Subsidiaries
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheet of National Auto Credit, Inc. and Subsidiaries as of October 31, 2005, the
related condensed consolidated statements of operations for each of the three-month and nine-month periods ended October 31, 2005 and 2004; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the nine-month period ended October 31, 2005 and the condensed consolidated statements of cash flows for the nine-month periods ended October 31, 2005 and
2004. These financial statements are the responsibility of the Company's management.

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
December 9, 2005

                  NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               October 31,       January 31,
                                                                  2005              2005
                                                              ------------      ------------
                                                              (unaudited)

                   ASSETS
Cash and cash equivalents                                      $      859          $     471
Accounts receivable, net of allowance of
 $67 and $65, respectively (Note 1)                                 2,785              2,132
Income taxes refundable                                               -                  826
Prepaid expenses                                                      303                256
Other current assets                                                  204                494
                                                              ------------      ------------
 Total current assets                                               4,151              4,179
Property and equipment, net of accumulated
 depreciation of $1,810 and $1,216, respectively (Note 1)           1,845              2,240
Investment in AFC (Note 3)                                          8,111              7,955
Goodwill (Note 1)                                                   4,920              4,920
Other intangible assets, net of accumulated
 amortization of $1,277 and $852, respectively (Note 1)             8,205              8,630
Other assets                                                          148                165
                                                              ------------      ------------
                                                               $   27,380          $  28,089
                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)           $    1,175          $   1,612
Accounts payable                                                    1,969              1,255
Self-insurance claims (Note 6)                                        235                256
Accrued income taxes                                                  339                328
Deferred revenue (Note 1)                                           1,453              1,194
Other liabilities                                                   1,092              1,392
                                                              ------------      ------------
 Total current liabilities                                          6,263              6,037

Long term obligations (Note 4)                                      8,602              8,650
Convertible promissory note (Note 4)                                2,825              2,825
                                                              ------------      ------------
                                                                   17,690             17,512
                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)                        -                  -
STOCKHOLDERS' EQUITY
Preferred stock                                                      -                  -
Common stock - $.05 par value, authorized 40,000,000 shares,
 issued 39,949,589                                                  1,997              1,997
Additional paid-in capital                                        174,542            174,454
Retained deficit                                                 (143,607)          (143,383)
Deferred compensation                                                 (71)               (89)
Treasury stock, at cost, 31,409,475 and 29,946,975
 shares, respectively (Note 2)                                    (23,171)           (22,402)
                                                              ------------      ------------
 Total stockholders' equity                                         9,690             10,577
                                                              ------------      ------------
                                                               $   27,380         $   28,089
                                                              ============      ============

See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three Months Ended                  Nine Months Ended
                                                                  October 31,                         October 31,
                                                        ---------------------------         ---------------------------
                                                            2005              2004              2005              2004
                                                        ---------        ----------         ---------        ----------

Service revenues                                        $  4,503         $   2,999          $  8,999         $   8,680

Cost of service revenues                                   2,390             1,846             5,155             5,134
                                                        ---------        ----------         ---------        ----------
 Gross profit                                              2,113             1,153             3,844             3,546

Selling, general and administrative                        2,210             1,926             6,046             5,512
                                                        ---------        ----------         ---------        ----------
 Loss from operations                                       (97)             (773)           (2,202)           (1,966)

Interest income                                                7               -                  42               -
Income from AFC investment                                   348               165               564               354
Interest expense                                            (161)             (221)             (484)             (565)
Other income - net (Note 2)                                  -                 -               1,897               -
                                                        ---------        ----------         ---------        ----------
Income (loss) from continuing operations
 before income taxes                                          97              (829)             (183)           (2,177)

Provision for income taxes                                   -                 -                 (15)              -
                                                        ---------        ----------         ---------        ----------
Income (loss) from continuing operations                      97              (829)             (198)           (2,177)

Income (loss) from discontinued
operations, net of tax                                       -                 -                  16                (6)
                                                        ---------        ----------         ---------        ----------
Net income (loss)                                       $     97         $    (829)          $  (182)        $  (2,183)
                                                        =========        ==========         =========        ==========

Basic and diluted income (loss) per share
 Continuing operations                                  $    .01         $    (.09)          $  (.02)        $    (.23)
 Discontinued operations                                     -                 -                 -                 -
                                                        =========        ==========         =========        ==========
  Net income (loss) per share                           $    .01         $    (.09)          $  (.02)        $    (.23)
                                                        =========        ==========         =========        ==========

Weighted average number
 of shares outstanding
 Basic and diluted                                         8,540             9,430             9,355             9,370
                                                        =========        ==========         =========        ==========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                       NINE MONTHS ENDED OCTOBER 31, 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                      Preferred Stock          Common Stock
                                      ---------------    -----------------------    Additional
                                                 Par                      Par         Paid-In        Retained      Treasury
                                      Shares    Value      Shares        Value        Capital        Deficit         Stock
                                      ------   ------    ----------    ---------    -----------    -----------    -----------

Balance at
January 31, 2005                        -      $  -      39,949,589    $   1,997    $   174,454    $  (143,383)   $  (22,402)

Net loss                                                                                                  (182)
Treasury stock issued for services                                                                         (42)           75
Treasury stock purchased (Note 2)                                                                                       (844)
Fair value of Eligible Shareholder
 warrants to be issued (ote 2)                                                              88
Deferred compensation
 expense
                                      ------   ------    ----------    ---------    -----------    ------------   -----------
Comprehensive income (loss)

Balance at
 October 31, 2005                       -      $  -      39,949,589    $   1,997    $   174,542    $  (143,607)   $  (23,171)
                                      ======   ======    ==========    =========    ===========    ============   ===========

                                      Deferred                       Comprehensive
                                    Compensation                        Income
                                       Expense           Total          (Loss)
                                    -------------     ----------     -------------

Balance at
January 31, 2005                      $  (89)         $  10,577

Net loss                                                   (182)      $   (182)
Treasury stock issued for services                           33
Treasury stock purchased (Note 2)                          (844)
Fair value of Eligible Shareholder
  warrants to be issued (Note 2)                             88
Deferred compensation
 expense                                  18                 18
                                    -------------     ----------     -------------
Comprehensive income (loss)                                           $   (182)
                                                                     =============
Balance at
 October 31, 2005                     $  (71)          $  9,690
                                    ============      ==========

     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                          October 31,
                                                                                  ---------------------------
                                                                                     2005              2004
                                                                                  ---------         ---------

Cash flows from operating activities
 Net loss                                                                         $  (182)          $ (2,183)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  (Income) loss from discontinued operations                                          (16)                 6
  Depreciation and amortization                                                     1,019                996
  Fair value of Eligible Shareholder warrants                                          88               -
Changes in operating assets and liabilities, net of acquisition:
  Accounts receivable                                                                (653)              (487)
  Income tax refundable                                                               714                 92
  Accrued income tax                                                                   11                 (7)
  Accounts payable and other liabilities                                              826                 72
  Deferred revenue                                                                    259                661
  Other operating assets and liabilities, net                                        (345)              (548)
                                                                                ---------         ----------
   Net cash provided by (used in) operating activities                              1,721             (1,398)
                                                                                ---------         ----------
Cash flows from investing activities:
 Proceeds from AFC distributions                                                      408                937
 Purchase of property and equipment                                                  (199)              (187)
                                                                                ---------         ----------
   Net cash provided by investing activities                                          209                750
                                                                                ---------         ----------
Cash flows from financing activities:
 Proceeds from issuance of promissory note                                            -                1,000
 Proceeds from sale of treasury stock                                                 -                  237
 Payments to acquire treasury stock                                                (1,052)              -
 Payments of long term debt                                                          (485)              (357)
                                                                                ---------         ----------
   Net cash provided by (used in) financing activities                             (1,537)               880
                                                                                ---------         ----------
Increase in cash and cash equivalents from
 continuing operations                                                                393                232
Decrease in cash and cash equivalents from
discontinued operations                                                                (5)              (133)
Cash and cash equivalents at beginning of period                                      471                376
                                                                                ---------         ----------
Cash and cash equivalents at end of period                                        $   859           $    475
                                                                                =========         ==========
Supplemental disclosures of cash flow information:
 Interest paid                                                                    $   484           $    569
                                                                                =========         ==========
 Income taxes paid                                                                $     4           $      7
                                                                                =========         ==========
 Stock issued for services                                                        $    33           $   -
                                                                                =========         ==========
 Fair value of Eligible Shareholder warrants                                      $    88           $   -
                                                                                =========         ==========

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and
Exchange Commission applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for interim financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with NAC's consolidated financial statements, including the notes thereto, appearing in NAC's Annual Report on
Form 10-K for the year ended January 31, 2005. The results of operations for the nine months ended October 31, 2005 are not necessarily indicative of the operating results for the full year.

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

Discontinued Operations
-----------------------

         Effective December 31, 2001, NAC suspended its ZoomLot operations and initiated steps to discontinue e-commerce operations. Additionally, as a consequence of NAC's decision to discontinue its ZoomLot e-commerce operations,
NAC also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002. For the nine months ended October 31 2005, NAC realized income from discontinued operations of $16,000. For the nine months ended
October 31, 2004, NAC incurred a loss from discontinued operations of $6,000.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Service Revenues
----------------

         NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of
$204,000 and $401,000, respectively, are included as a component of other current assets at October 31, 2005 and January 31, 2005, respectively.

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

         In its acquisition of The Campus Group, NAC acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the nine months ended October 31,
2005 and 2004, NAC charged to operations $425,000 and $426,000, respectively, for the amortization of these intangible assets.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New Accounting Pronouncements
-----------------------------

         In December, 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition.
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

         The Delaware Action principally sought: (i) a declaration that the
Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants, (vi) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders and (vii) an award of costs and expenses.

           On October 12, 2001, NAC received a derivative complaint filed by
Robert Zadra, a shareholder of NAC, that had been filed with the Supreme Court of the State of New York ("New York Court") on or about October 12, 2001 against
James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald
Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as
Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "New York Action"). The New York Action contained allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction.
The New York Action sought (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to NAC,
(ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director
Defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to NAC and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

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
The New York Settlement Stipulation created for the benefit of NAC a Settlement
Fund in the amount of $2.5 million to be funded by an insurance policy. The New
York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the
Settlement Fund.

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
               Delaware Action with prejudice.

         The Selling Stockholders executed and delivered to NAC and NAC filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final
Order and Judgment in which it approved the Stipulation of Dismissal of
Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First
Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and
Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New
York Action and the Delaware Action, was deemed final in June 2005 and NAC received net proceeds of $2.0 million from NAC's insurer from the Settlement
Fund in the New York Action.

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

         As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by NAC of Common Stock from the Selling Shareholders, for the nine months ended October 31, 2005, NAC recorded (i) a charge to operations of $100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the Common
Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of $88,000 for the expense of the fair value of the warrants to be issued to Eligible Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by NAC from the Settlement Fund. The
Eligible NAC Shareholders have until December 2005 to submit their claim for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share. Upon the final submission of claims by Eligible NAC Shareholders, NAC anticipates issuing the final warrants in the fourth quarter of Fiscal 2006.

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
NAC's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. NAC reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For the three months ended October 31, 2005 and 2004,
NAC recorded income of $348,000 and $165,000, respectively, representing its share of AFC's net income. For the nine months ended October 31, 2005 and 2004,
NAC recorded income of $564,000 and $354,000, respectively, representing its share of AFC's net income.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC - CONTINUED

      Summarized income statement data for AFC for the three months and nine months ended September 30, 2005 and 2004, respectively, is as follows (in thousands):

                                                             Three Months Ended                   Nine Months Ended
                                                                 September 30,                      September 30,
                                                          ---------------------------       ------------------------------
                                                              2005            2004              2005              2004
                                                          ------------    -----------       ------------     -------------

Revenues                                                   $    2,063     $    1,478        $    4,615        $    4,045

Film rental                                                       499            269             1,033               772
Operating costs                                                   628            639             1,743             1,849
Depreciation and amortization                                     197            198               584               589
General and administrative expenses                                43             42               127               127
                                                          ------------    -----------       ------------     -------------
                                                                1,367          1,148             3,487             3,337
                                                          ------------    -----------       ------------     -------------
Net income                                                 $      696     $      330        $    1,128        $      708
                                                          ============    ===========       ============     =============
NAC's proportionate share of net income                    $      348     $      165        $      564        $      354
                                                          ============    ===========       ============     =============

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS

         On July 14, 2004, National Auto Credit, Inc. ("NAC") consummated a Loan and Security Agreement ("Loan Agreement") with a lender and issued a Promissory
Note ("Note") of $1.0 million. The lender, Time Passages Corp., is an unaffiliated third party lender. The President of Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note (i) the outstanding principal of the Note was due July
13, 2005, (ii) NAC was required to pay interest only, monthly and in arrears, during the term and (iii) the Note accrued interest at twenty percent per annum.
In January and February 2005, NAC prepaid $650,000 and $350,000, respectively and retired the Note.

         As a consequence of NAC's acquisition of The Campus Group effective
July 31, 2003, NAC issued to Mr. Steve Campus and certain family trusts promissory notes of $9.9 million and a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by NAC, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes.
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
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At October 31, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the
Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively.

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

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at October 31, 2005 is $45,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At October
31, 2005, the remaining balance of the SBA Loan of $367,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.
Pursuant to the terms of the Merger Agreement, NAC is seeking to obtain a release of Mr. Thompson's personal guarantee from the SBA Loan.

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at October 31, 2005 was $44,000.

         The components of long term obligations at October 31, 2005 are as follows (in thousands):

                                              Amounts
                                             ---------
Term loan                                    $     45
SBA loan                                          367
Promissory note                                    44
Base promissory notes                           6,046
Trailing promissory notes                       3,275
Convertible note payable                        2,825
                                             ---------
                                               12,602
Less current maturities                        (1,175)
                                             ---------
Long term obligations and
  convertible note payable                   $ 11,427
                                             =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         NAC's current maturities and long term obligations at October 31, 2005 are as follows (in thousands):

                                         Amounts
                                        ---------
2006                                    $  1,175
2007                                       1,143
2008                                       1,201
2009                                       1,262
2010                                       1,327
Thereafter                                 6,494
                                        ---------
                                        $ 12,602
                                        =========

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
effect the adjudication or settlement of these matters will have on NAC. At
October 31, 2005 and January 31, 2005, NAC had accrued $235,000 and $256,000, respectively, to cover all outstanding self-insurance liabilities. As additional information regarding NAC's potential liabilities becomes available, NAC will revise the estimates as appropriate.

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

NOTE 7 - SUBSEQUENT EVENT

         On November 18, 2005, National Auto Credit, Inc. ("NAC") consummated the acquisition of 100% of the membership interest in Option Technologies
Interactive LLC ("OTI") from Flexner Wheatley & Associates and MeetingNet
Interactive, Inc. OTI is a technology company providing interactive software and hardware systems and services for use in live events, training and education satellite videoconferencing and corporate meeting services.

         OTI revenues for the year ended December 31, 2004 and the nine months ended September 30, 2005 were approximately $5.3 million and $4.3 million, respectively. OTI is headquartered in Orlando, FL with additional full service sales and service offices in Ogden, UT and Chicago, IL. OTI has approximately 22 employees.

         The purchase price of approximately $2.5 million was paid in a combination of cash at closing, $744,000, the issuance of 496,250 shares of NAC common stock and the issuance of two promissory notes aggregating $1.5 million.
The notes are repayable according to a formula based on future cash flows realized from operations of OTI and bear interest at the rate of five percent per annum until repaid. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI meeting, or failing to meet, certain minimum financial performance criterion and an upward or downward adjustment to the extent the book value of OTI at closing exceeded, or was less than, a certain agreed amount.

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

Significant Developments
------------------------

Acquisition
-----------
         On November 18, 2005, National Auto Credit, Inc. ("NAC") consummated the acquisition of 100% of the membership interest in Option Technologies
Interactive LLC ("OTI") from Flexner Wheatley & Associates and MeetingNet
Interactive, Inc. OTI is a technology company providing interactive software and hardware systems and services for use in live events, training and education satellite videoconferencing and corporate meeting services.

         OTI revenues for the year ended December 31, 2004 and the nine months ended September 30, 2005 were approximately $5.3 million and $4.3 million, respectively. OTI is headquartered in Orlando, FL with additional full service sales and service offices in Ogden, UT and Chicago, IL. OTI has approximately 22 employees.

         The purchase price of approximately $2.5 million was paid in a combination of cash at closing, $744,000, the issuance of 496,250 shares of NAC common stock and the issuance of two promissory notes aggregating $1.5 million.
The notes are repayable according to a formula based on future cash flows realized from operations of OTI and bear interest at the rate of five percent per annum until repaid. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI meeting, or failing to meet, certain minimum financial performance criterion and an upward or downward adjustment to the extent the book value of OTI at closing exceeded, or was less than, a certain agreed amount.

Settlement of Shareholder Litigation
------------------------------------

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
               Delaware Action with prejudice.

         The Selling Stockholders executed and delivered to NAC and NAC has filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final Order and Judgment in which it approved the Stipulation of
Dismissal of Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New
York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division,
First Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an
Order and Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, the settlement was deemed final in
June 2005 and NAC received net proceeds of $2.0 million from the Settlement Fund in the New York Action.

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

         As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the purchase of Common Stock from the Selling Shareholders, for the nine months ended October 31, 2005, NAC recorded (i) a charge to operations of $100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of $88,000 for the expense of the fair value of the warrants to be issued to Eligible
Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by NAC from the Settlement Fund. The Eligible NAC Shareholders have until December 2005 to submit their claim for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of NAC Common Stock at a price of $1.55 per share. Upon the final submission of claims by Eligible NAC
Shareholders, NAC anticipates issuing the final warrants in the fourth quarter of Fiscal 2006.

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

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Service Revenues: NAC's service revenues are earned within short time periods, generally less than one week. NAC recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. NAC does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $204,000 and $401,000, respectively, are included as a component of other current assets at October 31, 2005 and January 31, 2005.

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

         NAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to,
NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at October 31, 2005 was $235,000.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005
  AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

         Service Revenues: Revenues for the three months ended October 31, 2005 were $4.5 million and are comprised principally of revenues derived from the operations of OMI and The Campus Group. Revenues for the three months ended
October 31, 2004 were $3.0 million.

         For the three months ended October 31, 2005, revenues for The Campus
Group were $2.0 million as compared to revenues of $2.0 million for the three months ended October 31, 2004. For the three months ended October 31, 2005, revenues for OMI were $2.5 million as compared to revenues of $1.0 million for the three months ended October 31, 2004. The aggregate increase in revenues for the Campus Group and OMI of $1.5 million for the three months ended October 31,
2005 as compared to revenues for the three months ended October 31, 2004 was principally due to an increase in the number, scope and value of client assignments completed during the three months ended October 31, 2005. The nature of OMI's and The Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period. Recently, The Campus Group and OMI hired three senior marketing strategists for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues.
Although no assurances can be made, NAC will seek revenue expansion through the retention of these new marketing strategists as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period before the Company expects to realize the benefits from the addition of such personnel in the form of new projects and/or clients.

         Cost of Service Revenues: Cost of revenues for three months October 31,
2005 were $2.4 million and are comprised principally of cost of revenues derived from operations of The Campus Group and OMI, (i) The Campus Group cost of revenues of $1.1 million and (ii) OMI cost of revenues of $1.3 million. The average gross margin for the three months ended October 31, 2005 was 43.1% and
48.4% for The Campus Group and OMI, respectively. Cost of revenues for three months October 31, 2004 were $1.8 million and are comprised principally of (i)
The Campus Group cost of revenues of $1.4 million and (ii) OMI cost of revenues of $388,000. The average gross margin for the three months ended October 31,
2004 was 26.4% and 61.0% for The Campus Group and OMI, respectively.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The aggregate increase in gross profit of $1.0 million is due to the combined effect of (i) an increase in revenues and (ii) an increase in production gross margin realized. The aggregate average gross margins for The
Campus Group and OMI increased 12.0% for the three months ended October 31, 2005 as compared to the three months ended October 31, 2004 which can be principally attributed to (i) an increase of revenues realized to offset fixed production overhead costs of 6% and (ii) an increase in general production margins of 6% as a consequence of a favorable production mix during the three months ended
October 31, 2005.

         Selling, General and Administrative ("SG&A"): SG&A expenses includes
SG&A expenses of OMI's operations ("OMI SG&A"), The Campus Group's operations
("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A").

         For the three months ended October 31, 2005, SG&A expense was $2.2 million comprised of (i) Campus SG&A of $872,000, (ii) OMI SG&A of $417,000, and
(iii) NAC SG&A of $921,000. For the three months ended October 31, 2004, SG&A expense was $1.9 million comprised of (i) Campus SG&A of $860,000, (ii) OMI SG&A of $350,000, and (iii) NAC SG&A of $636,000. The increase of SG&A expense of
$284,000 for the three months ended October 31, 2005 as compared to the comparable period ended October 31, 2004 is principally the result of the net effects of (i) an increase in personnel costs of $236,000, (ii) an increase for legal and other professional services of $91,000 and (iii) a net decrease in other SG&A of $43,000.

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the three months ended October 31, 2005 and 2004,
NAC recorded income of $348,000 and $165,000, respectively, representing NAC's share of AFC's net income for the three months ended September 30, 2005 and 2004 respectively.

         The following sets forth summarized operating results for AFC (in thousands):

                                                          Three Months Ended
                                                             September 30,
                                                      ------------------------
                                                         2005           2004
                                                      ---------      ---------
Revenues                                              $   2,063      $  1,478

Film rental                                                 499           269
Operating costs                                             628           639
Depreciation and amortization                               197           198
General and administrative expenses                          43            42
                                                      ---------      ---------
                                                          1,367         1,148
                                                      ---------      ---------
Net income                                            $     696      $    330
                                                      =========      =========
NAC's proportionate share of net income               $     348      $    165
                                                      =========      =========

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         AFC's revenues increased $585,000 for the three months ended September
30, 2005 as compared to the three months ended September 30, 2004, principally as a result of the net effects of (i) a 35.2% increase in attendance, (ii) an increase of $100,000 in other, concession and cafe revenues and (iii) a 4.6%
increase in average ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, increased 6.0% to 24.2% from 18.2% for the three months ended September 30, 2005 and 2004, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased
12.8% to 30.4% for the three months ended September 30, 2005 as compared to
43.2% for the three months ended September 30, 2004 due principally to an increase in revenues realized without a corresponding increase in general operating expenses. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective federal income tax rate was zero for the three month periods ended October 31, 2005 and October 31, 2004. NAC has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2005
  AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2004

         Service Revenues: Revenues for the nine months ended October 31, 2005 were $9.0 million and are comprised principally of revenues derived from the operations of OMI and The Campus Group. Revenues for the nine months ended
October 31, 2004 were $8.7 million.

         For the nine months ended October 31, 2005, revenues for The Campus
Group were $6.0 million as compared to revenues of $7.1 million for the nine months ended October 31, 2004. For the nine months ended October 31, 2005, revenues for OMI were $3.0 million as compared to revenues of $1.6 million for the nine months ended October 31, 2004. The aggregate increase in revenues for the Campus Group and OMI of $319,000 for the nine months ended October 31, 2005 as compared to revenues for the nine months ended October 31, 2004 was principally due to an increase in the number, scope and value of client assignments completed during the nine months ended October 31, 2005 and 2004.
The nature of OMI's and The Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period. As indicated above, The Campus Group and OMI recently hired three senior marketing strategists for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues. Although no assurances can be made, NAC will seek revenue expansion through the retention of these new marketing strategists as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period before the Company expects to realize the benefits from the addition of such personnel in the form of new projects and/or clients.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Cost of Service Revenues: Cost of revenues for nine months ended
October 31, 2005 were $5.1 million and are comprised principally of cost of revenues derived from operations of The Campus Group and OMI, (i) The Campus
Group cost of revenues of $3.6 million and (ii) OMI cost of revenues of $1.5 million. The average gross margin for the nine months ended October 31, 2005 was
39.8% and 48.6% for The Campus Group and OMI, respectively. Cost of revenues for nine months October 31, 2004 were $5.1 million and are comprised principally of
(i) The Campus Group cost of revenues of $4.2 million and (ii) OMI cost of revenues of $944,000. The average gross margin for the nine months ended October
31, 2004 was 40.5% and 41.6% for The Campus Group and OMI, respectively.

         The aggregate increase in gross profit of $298,000 is due to the combined effect of (i) an increase in revenues and (ii) an increase in gross margin. The aggregate average gross margins for The Campus Group and OMI increased 1.9% for the nine months ended October 31, 2005 as compared to the nine months ended October 31, 2004 principally due to an increase in revenues realized to offset fixed production overhead costs during the nine months ended
October 31, 2005.

         Selling, General and Administrative ("SG&A"): SG&A expenses includes
SG&A expenses of OMI's operations ("OMI SG&A"), The Campus Group's operations
("Campus SG&A") and NAC's personnel, occupancy, legal, professional, insurance and other general corporate overhead costs ("NAC SG&A").

         For the nine months ended October 31, 2005, SG&A expense was $6.0 million comprised of (i) Campus SG&A of $2.3 million, (ii) OMI SG&A of $923,000, and (iii) NAC SG&A of $2.8 million. For the nine months ended October 31, 2004,
SG&A expense was $5.5 million comprised of (i) Campus SG&A of $2.3 million, (ii)
OMI SG&A of $870,000, and (iii) NAC SG&A of $2.4 million. The increase of SG&A expense of $534,000 for the nine months ended October 31, 2005 as compared to the comparable period ended October 31, 2004 is principally the result of the net effects of (i) an increase in personnel costs of $362,000, (ii) the $100,000 charge to SG&A for legal fees associated with the Selling Shareholders, (iii)
the $208,000 charge to SG&A for the excess cost over the market value of Common
Stock acquired and (ii) a net decrease of other SG&A of $136,000 as NAC reduced, other legal costs and general SG&A expenditures from period-to-period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Income from AFC Investment: NAC accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2005 and 2004,
NAC recorded income of $564,000 and $354,000, respectively, representing NAC's share of AFC's net income for the nine months ended September 30, 2005 and 2004 respectively.

         The following sets forth summarized operating results for AFC (in thousands):

                                                       Nine Months Ended
                                                          September 30,
                                                  --------------------------
                                                     2005            2004
                                                  ----------      ----------
Revenues                                          $    4,615      $    4,045

Film rental                                            1,033             772
Operating costs                                        1,743           1,849
Depreciation and amortization                            584             589
General and administrative expenses                      127             127
                                                  ----------      ----------
                                                       3,487           3,337
                                                  ----------      ----------
Net income                                        $    1,128      $      708
                                                  ==========      ==========
NAC's proportionate share of net income           $      564      $      354
                                                  ==========      ==========

         AFC's revenues increased $570,000 for the nine months ended September
30, 2005 as compared to the nine months ended September 30, 2004, principally as a result of the combined effects of (i) a 13.9% increase in attendance, (ii) an increase of $121,000 in other, concession and cafe revenues and (iii) a 3.8%
increase in average ticket prices period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental, as a percentage of revenue, increased 3.3% to 22.4% from 19.1% for the nine months ended September 30, 2005 and 2004, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 7.9%
to 37.8% for the nine months ended September 30, 2005 as compared to 45.7% for the nine months ended September 30, 2004 due principally to an increase in revenues combined with a decrease in general operating expense for the nine months ended September 30, 2005 as compared to the nine months ended September
30, 2004. The nature of AFC's operating costs tend to generally be more fixed overhead-related costs and advertising expenses.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, NAC's effective federal income tax rate was zero for the nine month periods ended October 31, 2005 and October 31, 2004. NAC has provided a full valuation allowance against its net operating loss carryforwards and other net deferred tax asset items due to the uncertainty of their future realization. Income tax expense for the nine months ended October 31, 2005 is comprised of various state and local minimum income tax expense for the period.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the nine months ended October 31, 2005 and as of December
12, 2005, NAC had no external source of financing and has operated on its existing cash balances, proceeds from its income tax refund, net proceeds from the Shareholder Settlement, cash flows from operations, and distributions from its investment in AFC. NAC will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance NAC will obtain such financing) as means of supplementing NAC's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At October 31, 2005, NAC had cash of $859,000 which together with any cash flow derived from its investment in AFC and the operations of NAC's corporate communications business will be used to pursue such opportunities.

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
The President of Time Passages Corp. was a former director of NAC who last served on NAC's board in January 2002. Pursuant to the terms of the Note, (i)
the outstanding principal of the Note was due July 13, 2005, (ii) NAC was required to pay interest only, monthly and in arrears, during the term and (iii)
the Note accrued interest at twenty percent per annum. In January and February
2005, NAC prepaid $650,000 and $350,000, respectively, and retired the Note.

         As a consequence of NAC's acquisition of The Campus Group effective
July 31, 2003, NAC issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and a convertible promissory note of $2.8 million. Of the
$9.9 million in promissory notes issued by NAC, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by NAC bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of NAC, (ii)
requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of NAC common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into NAC common stock prior to repayment of the Base
Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At October 31, 2005, NAC has outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.0 million, $3.3 million and $2.8 million,
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

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at October 31, 2005 was $45,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At October
31, 2005, the remaining balance of the SBA Loan of $367,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum.

         The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The outstanding balance of the promissory note at October 31, 2005 was $44,000.

           For the nine months ended October 31, 2005, NAC's cash and cash equivalents increased $388,000 due principally to the net effects of (i) cash flows provided by operations of $1.7 million, inclusive of the net proceeds derived from the Shareholder Settlement of $2.0 million, (ii) proceeds from AFC distributions of $408,000, offset by (iii) payments to acquire Common Stock of
$1.1 million, (iv) capital expenditures of $199,000, and (v) the repayment of debt of $485,000. Principle components of NAC's cash flows from operations for the nine months ended October 31, 2005 included the collection of NAC's $826,000 income tax refund and the net proceeds derived from the New York Settlement
Stipulation of $2.0 million. The cash flows from the distributions from AFC decreased for the nine months ended October 31, 2005, as compared to those for the nine months ended October 31, 2004, as a consequence of the timing of distributions by AFC.

         NAC believes that the available cash and cash equivalents totaling
$859,000 at October 31, 2005 and any cash distributions from its investment in
AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as NAC explores new strategic business alternatives. Additionally, as previously discussed, NAC's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by NAC's Board of Directors. Such limitations may have an adverse impact on NAC's financial position, results of operations and liquidity.

                   NATIONAL AUTO CREDIT, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER

New Accounting Pronouncements
-----------------------------

         In December, 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under
SFAS 123 no longer will be an alternative to financial statement recognition.
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

         As of October 31, 2005, the interest rates under NAC's long term and convertible debt are fixed. As a result NAC has limited market risk associated with market interest rates.

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

         The Delaware Action principally sought: (i) a declaration that the
Director Defendants breached their fiduciary duties to NAC, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which NAC acquired ZoomLot, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants, (vi) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders and (vii) an award of costs and expenses.

           On October 12, 2001, NAC received a derivative complaint filed by
Robert Zadra, a shareholder of NAC, that had been filed with the Supreme Court of the State of New York ("New York Court") on or about October 12, 2001 against
James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald
Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and NAC as
Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "New York Action"). The New York Action contained allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction.
The New York Action sought (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to NAC,
(ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director
Defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to NAC and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

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
The New York Settlement Stipulation created for the benefit of NAC a Settlement
Fund in the amount of $2.5 million to be funded by an insurance policy. The New
York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the
Settlement Fund.

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
               Delaware Action with prejudice.

         The Selling Stockholders executed and delivered to NAC and NAC filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final
Order and Judgment in which it approved the Stipulation of Dismissal of
Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First
Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and
Judgment Dismissing Action with Prejudice the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New
York Action and the Delaware Action, was deemed final in June 2005 and NAC received net proceeds of $2.0 million from NAC's insurer from the Settlement
Fund in the New York Action.

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

         NAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. NAC estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, NAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of NAC's sale of its automobile rental operations in 1995, NAC believes that all incurred claims have been reported to NAC and that there are no longer any incurred but not yet reported claims to be received by NAC. NAC's self-insurance liability at October 31, 2005 was $235,000.

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

ITEM 1A.       RISK FACTORS
         Not applicable

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.        OTHER INFORMATION
         Not applicable

ITEM 6.       EXHIBITS

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

NATIONAL AUTO CREDIT, INC.

Date: December 12, 2005         By:/s/ James J. McNamara
      -----------------            ---------------------------------------------
                               James J. McNamara
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)

                               By:/s/ Robert V. Cuddihy, Jr.
                                  ----------------------------------------------
                               Robert V. Cuddihy, Jr.
                               Chief Financial Officer
                               (principal accounting and financial officer)

