Form 10-K
period 2006-01-31
NATIONAL AUTO CREDIT INC /DE
filed 2006-05-15
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the fiscal year ended January 31, 2006

                                       OR

[_]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Transition Period from ______to______

                         Commission file number 1-11601

                                   iDNA, INC.
                 (formerly known as National Auto Credit, Inc.)
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

Title of each class
COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [_] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer, see definition of "accelerated filer and "large accelerate filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates at July 31, 2005, was approximately $4,757,915(Based on the closing price of the registrant's Common Stock as quoted on the OTC Bulletin Board on July 29, 2005).

As of May 5, 2006, 9,036,364 shares of Common Stock of iDNA, Inc. were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

Part II
Item       5.    Market for Registrant's Common Equity, Related
                    Stockholder Matters and Issuer Purchases of Equity
                       Securities........................................    16
           6.    Selected Financial Data.................................    19
           7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................    21
           7A.   Quantitative and Qualitative Disclosures About Market
                    Risk.................................................    37
           8.    Financial Statements and Supplementary Data.............    38
           9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................    85
           9A.   Controls and Procedures.................................    85
           9B.   Other Information.......................................    85

Part III
Item       10.   Directors and Executive Officers of the Registrant......    85
           11.   Executive Compensation..................................    88
           12.   Security Ownership of Certain Beneficial Owners and

Part IV
Item       15.   Exhibits, Financial Statement Schedules.................    97

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

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

          iDNA, Inc. ("the Company" or "iDNA"), formerly known as National Auto
Credit, Inc. ("NAC"), began operations in 1969 and was incorporated in Delaware in 1971. iDNA is a multi-dimensional corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institutional strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars. iDNA, through its custom wireless communication technology and proprietary software, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. iDNA's wireless communication services are available as a turn-key service provided by
iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. Additionally, iDNA, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 4 of the Notes to Consolidated Financial Statements included under Item 8 below).

          Prior to Fiscal 2003, iDNA had been engaged in e-commerce and sub-prime used automotive finance operations under the NAC name. Effective
December 31, 2001, iDNA suspended the operations of a subsidiary, ZoomLot
Corporation ("ZoomLot"), and initiated steps to discontinue the e-commerce operations which had facilitated the process by which used car dealerships, lenders and insurance companies communicated and completed consumer auto lending and other related transactions. Additionally, as a consequence of iDNA's decision to discontinue its ZoomLot e-commerce operations, iDNA also formally exited the sub-prime used automobile consumer finance business effective
December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002 (see Note 16 of the Notes to Consolidated Financial
Statements).

          iDNA continues to examine new business opportunities, which may be pursued through the investment in or acquisition of existing corporate operating businesses or other means.

          iDNA uses a January 31 year-end for financial reporting purposes.
References herein to the fiscal year ended January 31, 2006 shall be the term
"Fiscal 2006" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The term the "Company" or "iDNA" as used herein also refers, where appropriate, to NAC, the predecessor of the
Company, together with its subsidiaries unless the context otherwise requires.

          iDNA's principal executive offices are located at 555 Madison Avenue,
29th Floor, New York, New York, 10022. Its telephone number is 212-644-1400.

Significant Developments

Name Change Approved

          On January 31, 2006, the Company's shareholders approved, among other corporate matters, the Board of Directors' proposal to a change of the name of the Company to iDNA, Inc. from National Auto Credit, Inc. The change of name was made as a consequence of the Company's transformation of its business, beginning in Fiscal 2001, to a corporate and institutional strategic communications, technology and entertainment company from a company that formerly engaged in the acquisition of, leasing, selling and generally dealing in all types of new and used motor vehicles financing and accessory services (see Note 16 of the Notes to Consolidated Financial Statements).

          On January 31, 2006, the iDNA shareholders also approved (i) an increase in the Company's total number of shares of the Company's common stock, par value $0.05 per share (the "Common Stock"), authorized for issuance from
40,000,000 to 50,000,000 shares (ii) an increase in the total number of the
Company's preferred stock, par value $0.05 per share ("Preferred Stock"), authorized for issuance from 2,000,000 to 5,000,000 shares and (iii) the creation of an equity compensation plan (the "2005 Equity Compensation Plan"), under which performance-related incentives may be granted to designated employees, certain consultants and advisors and non-employee directors of the
Company.

          On February 14, 2006, the Company filed its Second Amended and
Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, thereby effecting (i) the Company's name change, (ii) an increase in the total number of authorized Common Stock and Preferred Stock, and (iii)
other modernizing updates to the Company's certificate of Incorporation to reflect current Delaware law which was approved by iDNA's shareholders at the
January 31, 2006 meeting.

Acquisition of Option Technologies Interactive, LLC.

          On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interest in Option Technologies Interactive, LLC ("OTI") from Flexner
Wheatley & Associates ("FWA") and MeetingNet Interactive, Inc. ("MeetingNet").
OTI is a technology company providing interactive software and hardware systems and services that facilitates audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA's subsidiary Audience Response Systems, Inc. ("ARS"), also provided similar services. With the acquisition of OTI, iDNA (i) gains access to important new clients, industries and market segments, (ii) acquires a fully developed and integrated propriety software that is an "add-in" application module with
Microsoft(R) Office

PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not currently served by iDNA and (iii) expands its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition is principally its (i) industry position,
(ii) assembled workforce, (iii) proprietary software, (iv) trademarks and (iv)
client lists and client relations.

          In exchange for the acquisition of all of the outstanding membership interests of OTI, iDNA (i) paid $744,000 at closing from iDNA's available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million ("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of iDNA Common Stock to FWA and MeetingNet valued at
$258,000, representing the fair value of the Common Stock as of the date of the acquisition. For financial reporting purposes, the acquisition was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon
OTI meeting, or failing to meet, certain minimum financial performance criteria for Fiscal 2007 and Fiscal 2008.

          As part of the OTI acquisition, Mark Fite entered into an employment agreement with OTI under which he agreed to serve as President of OTI for an initial term of three years. Under the terms of the employment agreement, Mr.
Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of OTI. iDNA also granted stock options to all active OTI employees to acquire an aggregate of 66,500 shares of iDNA Common Stock, which options shall vest over a three year period and subject to OTI meeting certain minimum financial performance criteria for
Fiscal 2007 and Fiscal 2008. The exercise price of the stock options granted to
Mr. Fite and the OTI employees was set at the fair value of the iDNA Common
Stock as of the date of the acquisition of OTI, $0.52 per share.

Settlement of Shareholder Complaints

          In order to settle a derivative and class action entitled Robert
Zadra, et al v. James A. McNamara, et al (Index. No. 01-604859) (hereinafter referred to as the "New York Action") that was commenced against iDNA and certain of its directors in the Supreme Court of the State of New York, New York
County (the "New York Court"), iDNA entered into a November 2004 Amended
Stipulation of Settlement (the "New York Settlement Stipulation"). Under the
terms of the New York Settlement Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held iDNA Common Stock from December 14, 2000 through December 24, 2002 up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share, (c)
cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York
Action. In addition, the New York Settlement Stipulation created for the benefit of iDNA a settlement fund in the amount of $2.5 million which was funded by an insurance policy. The legal fees for counsel to the plaintiffs in the New York
Action were not to exceed 25% of the settlement fund.

In order to facilitate the settlement and dismissal of a separate derivative action entitled In re National Auto Credit, Inc., Shareholders Litigation (Index
No. 19028 NC) (hereinafter referred to as the "Delaware Action"), which had been commenced in the Chancery Court for the State of Delaware (the "Delaware Court")
against iDNA, as well as the New York Action, on April 22, 2005, iDNA entered into a Stock Purchase Agreement (the "Agreement") with Academy Capital
Management, Inc., Diamond A. Partners, L.P., Diamond A. Investors, L.P., Ridglea
Investor Services, Inc. and William S. Banowsky (hereinafter referred to collectively as the "Selling Stockholders"). The Selling Stockholders had also raised objections to the settlement of the New York

Action. The New York Court (a) rejected the objections raised by the Selling
Stockholders and (b) approved as fair and in the best interests of iDNA and its shareholders the proposed settlement of the New York Action as set forth in the
New York Settlement Stipulation. The Selling Stockholders then filed an appeal
(the "Appeal") to such determination by the New York Court.

          Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

          o    enter into a stipulation (to be filed with the New York Court)
               pursuant to which they would (a) irrevocably withdraw, with
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

          o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they would agree to the dismissal of the
               Delaware Action with prejudice.

          The Selling Stockholders executed and delivered to iDNA and iDNA filed
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
York Action and the Delaware Action, were deemed final in June 2005 and iDNA received net proceeds of $2.0 million from iDNA's insurer from the Settlement
Fund in the New York Action.

          Pursuant to the Agreement, iDNA agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of iDNA Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, iDNA purchased 1,562,500 shares of iDNA Common Stock from the Selling
Stockholders.

          As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by iDNA of iDNA Common Stock from the Selling Shareholders, for Fiscal 2006, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the iDNA Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of
$25,000 for the expense of the fair value of the warrants to be issued to
Eligible Shareholders (as defined below) and (iv) recognized other income of
$2.0 million for the net proceeds received by iDNA from the Settlement Fund. All
iDNA shareholders who had continuously held iDNA Common Stock from December 14,
2000 through December 24, 2004 (hereinafter, the "Eligible Shareholders") were given until December 2005 to submit their claims for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share. Based upon the final submission of claims by
Eligible Shareholders, in April 2006 iDNA issued 100,282 warrants to the
Eligible Shareholders.

          As acknowledged by the Selling Shareholders in the Agreement, iDNA was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA's entry into the
Agreement did not constitute or would not be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrongdoing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA's Board of Directors.

Other

          iDNA will continue to pursue reductions and/or synergies in its operating expenses and new debt or equity financing (which there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At January 31, 2006, iDNA had cash and cash equivalents of $1.1 million which together with any cash flow derived from its investment in AFC and the iDNA operations will be used to pursue such opportunities.

CORPORATE COMMUNICATION BUSINESS

          iDNA, through ARS, the Campus Group Companies, Inc. ("Campus" and collectively with ARS, the "The Campus Group"), OMI Business Communications,
Inc. ("OMI"), and OTI engages in a broad range of strategic content development, management and broadcast services to single and multiple site corporate and institutional events, meetings and symposiums. iDNA acquired OTI in November
2005, The Campus Group in July 2003 and OMI in April 2003.

          iDNA serves Fortune 100 pharmaceutical and financial services organizations as well as other companies, institutions and industries seeking to develop communication and education content for periodic meetings and events.
Through a collaborative effort between iDNA and its clients, relevant education, product information, regulatory requirements or other communication initiatives are developed and executed. Frequently, these services result in the development of corporate communication, education and/or training videos which are then broadcast at a single site or simulcast via satellite/internet to multiple sites both domestic and international. Furthermore, once produced, such content is frequently modified and integrated into a corporate website for future on-demand access by a broad range of geographically dispersed users.

          iDNA, through ARS' and OTI's custom wireless communication technology and proprietary software systems ("iDNA Insight"), also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. Clients can obtain and respond dynamically in real-time to audience preferences, attitudes or responses to specific queries within an event, an audience response. These data services assist in further engaging corporate and other audiences in understanding and relating to the overall communication program, ensuring better information retention, provide a record of responses for regulatory and testing purposes and in many cases provide clients with live field data not otherwise as easily obtained.

          Each of ARS' and OTI's proprietary interactive audience response software frequently utilizes various wireless communication electronic components using either radio frequency ("RF") or infrared ("IR") technology.
Although ARS' and OTI's proprietary software are each distinct, custom software applications, they both operate across a myriad of communication devices, including internet applications. iDNA's wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. The electronic components are readily available from a myriad of electronic component suppliers.

Competition

          The corporate communication, symposium, education and training industry in which iDNA primarily competes is very fragmented and highly competitive. Certain of iDNA's competitors, including several diversified companies, may have greater financial and other resources than iDNA. Most competitors generally operate on a local or regional level. As clients increasingly require vendors to offer comprehensive services and support sophisticated broadcast technologies, many operators may not have the capital resources, management skills and technical expertise necessary to compete, or provide integrated communication services. Although iDNA believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that iDNA will maintain such advantages.

Clients

          iDNA's clients include national and multi-national pharmaceutical and financial services companies such as American Express Company, BearingPoint LLP,
Booz Allen Hamilton Inc. ("Booz Allen"), Caterpillar, Inc., KPMG Peat Marwick
LLP, Pfizer Inc. ("Pfizer"), PricewaterhouseCoopers LLP, R&D Strategic
Solutions, Inc. and Wells Fargo & Company as well as other companies seeking to develop communication, education and/or training content for periodic events.

          Revenues for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were $14.1 million, $11.3 million and $7.1 million, respectively. Pfizer Inc. and
BearingPoint, Inc. accounted for 21% and 13%, respectively of service revenues for Fiscal 2006. Pfizer Inc, and R&D Strategic Solutions, Inc. accounted for 36%
and 13%, respectively, of service revenues for Fiscal 2005. For Fiscal 2004,
Pfizer, Inc., Booz Allen Hamilton Inc. and Cardinal Health, Inc. accounted for
18%, 13% and 13%, respectively, of service revenues. The loss of any one such client could have a material adverse effect on iDNA.

Patents and Trademarks

          iDNA does not hold any material patents for its current business operations. iDNA does, however, maintain certain trademarks in connection with its business such as Audience Response Systems(R), Power Poll(R),
OptionFinder(R) and Option Power(R).

MOVIE EXHIBITION BUSINESS

          iDNA engages in the movie exhibition business through its investment in AFC. AFC is the owner of the Angelika Film Center which it holds under a long term lease having a remaining term of approximately 20 years. AFC is owned 50%
by iDNA and 50% by Reading International, Inc. Each of the owners of AFC is entitled to a proportionate share of the cash distributions that are paid by
AFC.

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

EMPLOYEES

          As of January 31, 2006, iDNA employed eighty people on a full-time basis. None of iDNA's employees are covered by a collective bargaining agreement. iDNA believes it maintains good relations with its employees.

ITEM 1A. RISK FACTORS

          The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K for Fiscal 2006, as the forward-looking statements are based upon current expectations, and actual results and conditions could differ materially from the current expectations.
Investing in iDNA securities involves a degree of risk, and before making an investment decision, a prospective investor should consider these risk factors as well as other information included or incorporated by reference in the other reports iDNA files with the Securities and Exchange Commission.

          In addition to other information set forth herein, consider carefully the following risk factors in evaluating iDNA and its business. Any of these risks could materially affect iDNA's business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing
iDNA. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect iDNA's business operations.

iDNA is integrating significant new strategic components into its business plan

          During the last three years, iDNA has been in the process of a strategic transformation of its operations from a company in the e-commerce and automobile financing businesses to one in the corporate communications, technology and entertainment industries. iDNA remains in the movie exhibition segment, through the activities of AFC, acquired in April 2000, and has added business communications, media services and technology services such as satellite videoconferencing, multi-media production services and corporate and institutional meeting services, web-site development and content management as a result of its acquisitions of OTI in November 2005, The Campus Group, acquired in July 2003, and OMI, acquired in April 2003. There can be no assurance that
iDNA will be able to effectuate this new business plan successfully, that revenue growth will occur once the plan is enacted, or that any of these new lines of business will achieve profitability or sustain such profitability, once achieved.

iDNA's business is subject to significant competitive pressures

          iDNA's competitors may have greater financial, technical and other resources than iDNA, which may provide such competitors with certain advantages, including the ability to allocate greater resources for development, marketing and other purposes.

          AFC faces varying degrees of competition from other motion picture exhibitors with respect to licensing films and attracting customers. Competitors have built theatres in the area where AFC operates. AFC also competes with a number of other motion picture delivery systems including cable television, pay-per-view, DVDs and videocassettes, satellite and home video systems. New technologies for movie delivery (such as video on demand) could also have a material adverse effect on AFC's business and results of operations. While the impact of these alternative types of motion picture delivery systems on the motion picture exhibition industry is difficult to determine precisely, there is a risk that they could adversely affect attendance at motion pictures shown in theatres. Movie theatres also face competition from a variety of other forms of entertainment

competing for the public's leisure time and disposable income, including sporting events, concerts, live theatre and restaurants.

iDNA's performance may fluctuate when its clients are affected simultaneously by the same economic or regulatory factors

          As a result of iDNA's recent acquisitions, iDNA's revenues are significantly concentrated in communications, media and entertainment and iDNA's clients are concentrated within specific industries including pharmaceuticals and financial services. These industries are subject to fluctuations of business communication needs based upon the timing of research and development activities, new product launches, continuing educational support, marketplace communication, general budgetary levels, regulatory changes and general economic trends. Consequently, many of iDNA's clients will likely be influenced at the same time by similar economic or regulatory factors, which can affect the level of spending for advertising, marketing, promotion and communication services. In the event of a decline or projected decline in such spending, the management of
iDNA's clients may choose to cut back on spending for iDNA's services. It is reasonable to expect that, if one customer reduces its spending in response to a major economic factor, other customers will also decide to reduce their spending at approximately the same time. Accordingly, iDNA's revenues are subject to fluctuations as a result of factors that affect its client's expenditures.

iDNA has significant outstanding indebtedness

          In connection with the acquisition of OTI, The Campus Group and OMI,
iDNA has outstanding debt in the amount of $14.1 million which bears interest at the weighted average rate of 5% per annum. The indebtedness is secured by essentially all of iDNA's interest in OTI, The Campus Group and OMI, respectively.

iDNA is subject to credit risk from its clients

          iDNA extends credit to clients in the normal course of business. iDNA continuously monitors collections and payments from clients and maintain an allowance for doubtful accounts based upon historical experience and any specific client collection issues that have been identified. Since accounts receivable are concentrated in a relatively few number of clients, a significant change in the liquidity or financial position of any of these clients could have a material adverse impact on the collectability of the accounts receivable and future operating results.

The businesses purchased by iDNA may turn out to be worth less than expected at the time of acquisition

          As a result of iDNA's series of acquisitions, iDNA carries goodwill as an asset and management reviews the carrying value of its long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable and its annually assesses whether goodwill has been impaired by comparing the carrying value of the goodwill to its fair value. When it is determined that the carrying amount of long-lived assets and goodwill may not be fully recoverable, impairment is measured by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

          Management has determined that there was no impairment to iDNA's long-lived assets and goodwill on the basis of a discounted cash flow analysis which for goodwill is performed at the level of the subsidiaries to which the goodwill relates. If there is a material change in the assumptions used in the determination of fair

value or a material change in the conditions or circumstances influencing fair value, iDNA could be required to recognize a material impairment charge.

iDNA's success is dependent upon key personnel

          iDNA's success depends, in part, upon the continued services of key personnel, such as: James J. McNamara, Chairman of the Board and Chief Executive
Officer; Robert V. Cuddihy, Jr., Chief Financial Officer and certain divisional managers and sales strategists with iDNA. The loss of the services of any one of them could have a material adverse effect on iDNA.

Future acquisitions or investments could disrupt iDNA's ongoing business, distract management and employees, increase expenses and adversely affect results of operations

          iDNA has made three significant acquisitions since April 2003 and has started another business. Management's attention may be diverted from operations towards identifying potential acquisitions and negotiating and consummating them. Any acquisitions or investments iDNA makes in the future will involve risks. iDNA may not be able to make acquisitions or investments on commercially acceptable terms. If iDNA does acquire another company, iDNA could have difficulty retaining and assimilating the acquired company's personnel. In addition, iDNA could have difficulty assimilating acquired products, services or technologies into iDNA's existing operations. These difficulties could disrupt
iDNA's ongoing business, distract management and employees, increase expenses and materially and adversely affect the results of operations. Furthermore, iDNA may incur debt or issue equity securities to pay for any future acquisitions, which could dilute its stockholders' ownership interest in iDNA or subordinate it in priority to a senior obligation.

iDNA may not be able to hire, train, motivate, retain and manage professional staff

          As iDNA expands, management must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services iDNA requires is intense. iDNA might not be able to hire enough of them or to train, motivate, retain and manage the employees it does hire. Hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive.

iDNA is unlikely to pay dividends for the foreseeable future

          iDNA has not paid cash dividends on the common stock. iDNA intends to reinvest any earnings in its business to finance future growth and acquisitions.
Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Adverse decisions in iDNA's litigation matters would adversely affect iDNA's business

          iDNA is involved in certain legal proceedings in the normal course of its business. If a major case is decided against iDNA, iDNA could be held liable for an amount that would adversely affect iDNA's ability to do business.
Additionally, iDNA maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations.
iDNA was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. iDNA was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving iDNA vehicles operated by employees within the scope of their employment. In connection therewith, iDNA established certain reserves in its financial statements for the estimated cost of satisfying those claims. If there is a material change in the assumptions used or the ultimate outcome of the self-insurance claims, iDNA could experience additional future charges to operations.

iDNA may be unable to fund its additional capital needs

          iDNA's access to capital may be limited because of iDNA's
indebtedness. As a result, iDNA may be unable to make the capital expenditures that iDNA would otherwise believe necessary. In addition, iDNA cannot assure its stockholders that iDNA's business will generate sufficient cash flow from operations, that currently anticipated revenue growth will be realized or that future capital will be available to iDNA to enable it to fund its capital expenditure needs.

Certain Officers and Directors own a substantial portion of iDNA's Common Stock

          As of May 5, 2006, iDNA's executive officers and directors beneficially owned approximately 31.8% of iDNA's Common Stock. While no individual will be a beneficial owner of a majority of the outstanding shares of
iDNA's Common Stock, these stockholders will have substantial influence and, if they act together, may be able to control decisions on corporate matters, including the election of directors. Such concentration of ownership may also have the effect of preventing a change in control of iDNA. In addition, the interests of management may not always be identical to the interests of the non-management stockholders.

Future sales of iDNA's Common Stock in the public market could lower its stock price and impair its ability to raise funds in new stock offerings

          As of January 31, 2006, iDNA had outstanding 9,036,364 shares of common stock. An aggregate of 3,565,567 additional shares of iDNA Common Stock may become outstanding upon the exercise or conversion, as the case may be, of all of the stock options and warrants and convertible debentures outstanding on such date. If the holders of a large number of these securities elect to exercise them for or convert them into iDNA Common Stock and then sell the shares of iDNA Common Stock they acquire, the market price of iDNA's Common
Stock could decline. Sales by existing stockholders of a large number of shares at any one time could adversely affect the market price of iDNA's Common Stock and could impair iDNA's ability to raise funds in additional stock offerings.
Moreover, the mere possibility that these sales could be made in the future may result in the same effect even if these sales are not actually made.

Trading in iDNA's Common Stock has been and may continue to be limited, which may make it difficult to resell shares

          iDNA's Common Stock is quoted on the Over-the-Counter Bulletin Board.
The Over-the-Counter Bulletin Board is not, however, an exchange, and trading in securities on the Over-the-Counter Bulletin Board is often more sporadic than trading in securities listed on an exchange or NASDAQ. Consequently, an investor may have difficulty reselling any shares of iDNA's Common Stock that it purchases from the selling security holders.

The market price of iDNA's Common Stock can be highly volatile

          The average daily trading volume of iDNA's Common Stock has generally been low, which iDNA believes has had a significant effect on the historical market price of iDNA's Common Stock. As a result, such market price has been highly volatile and may not be indicative of the market price in a more liquid market. The market price of Common Stock could be subject to significant fluctuations in response to a number of factors, including the depth and liquidity of the market for the Common Stock, public announcements by iDNA, its clients and its competitors, investor perception of iDNA and general economic and other conditions, which may or may not relate to iDNA's performance.
Fluctuations in iDNA's Common Stock's market price may affect iDNA's ability to raise capital.

Because iDNA's Common Stock is deemed to be "Penny Stock" under the Securities
Exchange Act of 1934, investors may not be readily able to resell iDNA's shares in the public markets

          The shares are currently defined as penny stock under the Securities
Exchange Act of 1934 and the rules of the Securities and Exchange Commission.
These rules impose additional sales practices and disclosure requirements on broker-dealers who sell iDNA's shares to persons other than certain accredited investors. For covered transactions, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser's written agreement before the sale. In addition, the broker-dealer must make certain mandated disclosures in transactions of penny stocks. These rules affect the ability of broker-dealers to make a market in iDNA's Common Stock and adversely affect an investor's ability to resell shares of iDNA's Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2. PROPERTIES.

     iDNA occupies a series of leased facilities as follows:

                               Base Annual
   Location      Square Feet       Rent      Expiration of Term                   Purpose
--------------   -----------   -----------   ------------------   ---------------------------------------

Bohemia, NY         15,000       $100,000    April 2010           Warehouse and distribution
Evansville, IN       6,800       $ 54,000    September 2008       Sales, service and field support
New York, NY         5,500       $199,000    July 2006            Corporate Headquarters
New York, NY         4,900       $225,000    September 2007       Creative Services and Production Studio
Ogden, UT            3,500       $ 37,000    January 2007         Sales, service and field support
Orlando, FL          8,000       $ 53,000    September 2007       Sales, service and field support
Tuckahoe, NY        11,000       $ 75,000    April 2010           Creative Services and Production Studio

          In addition to the above facilitates, ZoomLot's operations were conducted from office space of approximately 11,000 square feet in Phoenix,
Arizona. The lease expires in September 2006. The aggregate remaining base rental for the Phoenix office is $184,000. ZoomLot has subleased its office facility to an unrelated third party in the real estate development industry through the remaining term of the lease at a rate of $169,000.

ITEM 3. LEGAL PROCEEDINGS.

Shareholder Complaints

          In July and August 2001, iDNA received three separate derivative complaints filed with the Court of Chancery of Delaware ("Delaware Court") by each of Academy Capital Management, Inc ("Academy Complaint")., Levy Markovich,
("Markovich Complaint") and Harbor Finance Partners ("Harbor Complaint"), all
shareholders of iDNA, against James J. McNamara, John A. Gleason, William S.
Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor,
and Thomas F. Carney, Jr. (the "Director Defendants") and names iDNA as a nominal defendant. By order of the Delaware Court on November 12, 2001, the
Academy, Markovich and Harbor Complaints were consolidated under the title "In re National Auto Credit, Inc. Shareholders Litigation," Civil Action No. 19028
NC (Delaware Court) (the "Delaware Action").

          The Delaware Action principally sought: (i) a declaration that the
Director Defendants breached their fiduciary duties to iDNA, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which iDNA acquired ZoomLot, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants, (vi) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders and (vii) an award of costs and expenses.

          On October 12, 2001, iDNA received a derivative complaint filed by
Robert Zadra, a shareholder of iDNA, that had been filed with the Supreme Court of the State of New York ("New York Court") on or about October 12, 2001 against
James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald
Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and iDNA as
Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "New York Action"). The New York Action contained allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction.
The New York Action sought (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to iDNA,
(ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director
Defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to iDNA and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

          iDNA vigorously defended against each of the respective claims made in the Delaware Action and New York Action, as it believed that the claims had no merit.

          The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held
iDNA Common Stock from December 14, 2000 through December 24, 2002 (hereinafter, the "Eligible Shareholders") up to one million warrants (one warrant per 8.23 shares of iDNA Common Stock), with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share,
(c) cancel 50% of certain stock options granted on December 15, 2000, and (d)
make certain payments for legal fees for counsel to the plaintiffs in the New
York Action. The New York Settlement Stipulation created for the benefit of iDNA a Settlement Fund in the amount of $2.5 million to be funded by an insurance policy. The New York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the Settlement Fund.

          In order to facilitate the settlement and dismissal of the separate
Delaware Action as well as the New York Action, on April 22, 2005, iDNA entered into a Stock Purchase Agreement ("Agreement") with Academy Capital Management,
Inc., Diamond A. Partners, L.P., Diamond A. Investors, L.P., Ridglea Investor
Services, Inc. and William S. Banowsky (hereinafter referred to collectively as the "Selling Stockholders"). The Selling Stockholders had also raised objections to the settlement of the New York Action. The New York Court (a) had rejected the objections raised by the Selling Stockholders and (b) had approved as fair and in the best interests of iDNA and its shareholders the proposed settlement of the New York Action as set forth in the New York

Settlement Stipulation. The Selling Stockholders had then filed an appeal (the
"Appeal") to such determination by the New York Court.

          Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

          o    enter into a stipulation (to be filed with the New York Court)
               pursuant to which they would (a) irrevocably withdraw, with
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

          o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they would agree to the dismissal of the
               Delaware Action with prejudice.

          The Selling Stockholders executed and delivered to iDNA and iDNA filed
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
York Action and the Delaware Action, were deemed final in June 2005 and iDNA received net proceeds of $2.0 million from iDNA's insurer from the Settlement
Fund in the New York Action.

          Pursuant to the Agreement, iDNA agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of iDNA Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, iDNA purchased 1,562,500 shares of iDNA Common Stock from the Selling
Stockholders.

          As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by iDNA of iDNA Common Stock from the Selling Shareholders, for Fiscal 2006, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the iDNA Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of
$25,000 for the expense of the fair value of the warrants to be issued to
Eligible Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by iDNA from the Settlement Fund. The Eligible Shareholders had until December 2005 to submit their claim for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share. Based upon the final submission of claims by
Eligible Shareholders, in April 2006 iDNA issued 100,282 warrants to the
Eligible Shareholders.

          As acknowledged by the Selling Shareholders in the Agreement, iDNA was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA's entry into the Agreement did not constitute and was not to be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrongdoing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA's Board of Directors.

          Management believes that settlement of the New York Action and the
Delaware Action, as provided for in the Agreement and the New York Settlement
Stipulation, will allow management to concentrate its efforts on iDNA's business and will allow iDNA to avoid the costs and distractions of prolonged litigation.

Self-Insurance Reserves for Property Damage and Personal Injury Claims.

          iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto
Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In
Fiscal 1996, iDNA discontinued its automobile rental operations and disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by iDNA.

          iDNA maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal 1996 and prior. iDNA was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. iDNA was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving iDNA vehicles operated by employees within the scope of their employment.

          iDNA is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, iDNA's historical loss experience and projected loss factors.
The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.
As a consequence of iDNA's sale of its automobile rental operations in 1995,
iDNA believes that all incurred claims have been reported to iDNA and that there are no longer any incurred but not yet reported claims to be received by iDNA.
iDNA's self-insurance liability at January 31, 2006 and 2005 was $235,000 and
$256,000, respectively.

          Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA's potential liabilities becomes available,
iDNA will revise the estimates as appropriate.

Other Litigation

          In the normal course of its business, iDNA is named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          iDNA held its annual meeting of shareholders on January 31, 2006. The following matters were voted upon and approved by the shareholders:

                                                                                             Votes
                                                                    ------------------------------------------------------
                                                                                                                   Broker
                                                                       For      Against   Withheld   Abstained   Non-Votes
                                                                    ---------   -------   --------   ---------   ---------

1    To elect directors of the Company to hold office until the next annual meeting of stockholders
        James M. Augur                                              6,895,037        --    171,142         --           --
        John A. Gleason                                             6,893,167        --    173,012         --           --
        James McNamara                                              7,008,153        --     58,026         --           --
        Donald Shek                                                 6,895,159        --    171,020         --           --
        Henry Y. L. Toh                                             6,888,245        --    177,934         --           --

2    To ratify the appointment of Grant Thornton LLP as
     independent public accountants for Fiscal 2006                 7,013,615    25,236         --     27,328           --

3    To consider and act upon a proposal to change
     the Company's name to iDNA, Inc.                               6,981,381    47,102         --     37,696           --

4    To consider and act upon a proposal to increase the
     authorized capital of the Company                              4,429,249   151,829         --     22,603    2,462,498

5    To consider and act upon a proposal to reduce the
     prescribed size of the Company's Board of Directors            7,022,677    24,066         --     19,436           --

6    To consider and act upon a proposal to make modernizing
     updates to the provisions of the Company's Certificate of
     Incorporation to reflect current Delaware law regarding
     business combinations with interested stockholders,
     allowance for redemption of stock by the Board of Directors, allowance for officer/director/employee insurance coverage
     by the Company and approval of related party transactions      4,527,536    40,780         --     35,365    2,462,498

7    To consider and act upon a proposal to ratify an equity
     compensation plan under which performance-related
     incentives will be granted to designated employees, certain consultants and advisors and non-employee directors of
     the Company                                                    3,950,167   627,770         --     25,744    2,462,498

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          iDNA's Common Stock, $.05 par value, has been trading on the
Over-The-Counter Bulletin Board (the "OTCBB"), operated by The Nasdaq Stock
Market, Inc., since March 23, 1998. As a consequence of iDNA's corporate name change, iDNA applied for and received a new ticker symbol. Effective March 8,
2006, iDNA began trading under the ticker symbol "IDAI". Prior to March 8, 2006,
iDNA traded under the ticker symbol "NAKD".

          The following table sets forth the range of the high and low closing quotations for iDNA's Common Stock on the OTCBB during the periods indicated as reported by the OTCBB. Such market quotations reflect inter-dealer prices, without mark-up, mark-downs or commissions and may not necessarily represent actual transactions

                                                                High    Low
                                                               -----   ----
Year ended January 31, 2005
First Quarter (February 1 - April 30) ......................   $ .70   $.38
Second Quarter (May 1 - July 31) ...........................     .62    .40
Third Quarter (August 1 - October 31) ......................     .45    .38
Fourth Quarter (November 1 - January 31) ...................     .40    .31

Year ended January 31, 2006
First Quarter (February 1 - April 30) ......................   $ .75   $.32
Second Quarter (May 1 - July 31) ...........................    1.30    .57
Third Quarter (August 1 - October 31) ......................     .71    .51
Fourth Quarter (November 1 - January 31) ...................     .62    .33

STOCKHOLDERS

          At May 5, 2006 there were 1,213 stockholders of record of iDNA's
Common Stock based upon a securities position listing furnished to iDNA by
American Stock Transfer & Trust Company, iDNA's transfer agent. On that date, the closing bid quotation of iDNA's Common Stock on OTCBB was $1.00 per share.

DIVIDEND POLICY

          It has been iDNA's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly,
iDNA has generally not issued a cash dividend. iDNA intends to reinvest any earnings in its business to finance future growth and acquisitions. Accordingly, the Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. However, iDNA does from time to time reassess its cash dividend policy and may issue cash dividends in the future if circumstances warrant. No cash dividends were declared for the fiscal years ended January 31,
2006 and 2005.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2003 Restricted Stock Plan

          As a consequence of the significant acquisitions consummated during
Fiscal 2004, iDNA sponsored a 2003 Restricted Stock Plan (the "2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA.
During Fiscal 2004, there were 372,000 shares of Common Stock granted under the terms of the 2003 Plan at an estimated fair value of $0.32 per share. Each share granted is restricted and unregistered stock and each award vests at the rate of
20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For
Fiscal 2004, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003 Plan grants, which was reported as a component of shareholders' equity. The deferred compensation expense is being amortized to operations on a straight-line basis over the 5 year vesting period of the restricted Common Stock. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, deferred compensation amortization expense was $24,000, $24,000 and $6,000, respectively.

          The following table sets forth, as of January 31, 2006, relevant information with respect to compensation plans (including individual compensation arrangements) under which equity securities of iDNA are authorized for issuance.

                                                                                WEIGHTED-AVERAGE   NUMBER OF SECURITIES REMAINING
                                                     NUMBER OF SECURITIES TO   EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE
                                                     BE ISSUED UPON EXERCISE      OUTSTANDING         UNDER EQUITY COMPENSATION
                                                     OF OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                                                       WARRANTS AND RIGHTS        AND RIGHTS          REFLECTED IN COLUMN (A))
                   PLAN CATEGORY                              ( A )                  ( B )                     ( C )
--------------------------------------------------   -----------------------   -----------------   ------------------------------

Equity compensation plans approved by security
   holders                                                  1,681,952                $0.78                    2,401,400
Equity compensation plans not approved by security
   holders                                                         --                   --                       28,000
                                                            ---------                -----                    ---------
Total                                                       1,681,952                $0.78                    2,429,400
                                                            ---------                -----                    ---------

Shareholder Warrants

          As a consequence of the New York Settlement Stipulation (see Note 15
to Consolidated Financial Statements), iDNA agreed to issue to the class of
Eligible Shareholders warrants to purchase additional iDNA Common Stock. Each
Eligible Shareholder was required to submit a proof of claim by December 15,
2005. Based upon the final submission of claims, iDNA issued 100,282 warrants in
April 2006 to Eligible Shareholders. Each warrant issued by iDNA has a five year term and is exercisable for shares of iDNA Common Stock at a price of $1.55 per share. For Fiscal 2006, iDNA charged other income $25,000 for the expense of the fair value of the warrants to be issued to the Eligible Shareholders.

Issuance of Restricted Shares

     In February 2005, iDNA issued 100,000 shares of unregistered, restricted treasury stock as compensation for professional services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000. The restricted shares may not be sold or otherwise transferred without registration under the
Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

ITEM 6. SELECTED FINANCIAL DATA.

          The following sets forth certain selected financial data appearing in or derived from iDNA's historical financial statements, adjusted for the discontinued operations of its e-commerce, automobile finance and auto rental business. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of
Operations (in thousands, except per share amounts):

                                                             Years Ended January 31,
                                                 -----------------------------------------------
                                                   2006      2005      2004     2003      2002
                                                 -------   -------   -------   ------   --------

STATEMENT OF OPERATIONS DATA
Service revenues                                 $14,090   $11,343   $ 7,144   $   --   $     --
                                                 =======   =======   =======   ======   ========
Operating costs and expenses                     $16,621   $14,294   $11,001   $3,506   $  5,384
                                                 =======   =======   =======   ======   ========
Loss from continuing operations                  $  (515)  $(3,164)  $(3,383)  $ (419)  $ (5,488)
Discontinued operations, net of tax(1)                14        --       401      310     (8,780)
                                                 -------   -------   -------   ------   --------
Net loss                                         $  (501)  $(3,164)  $(2,982)  $ (109)  $(14,268)
                                                 =======   =======   =======   ======   ========
Basic and diluted (loss) earnings per share:
   Continuing operations                         $  (.05)  $  (.33)  $  (.41)  $ (.05)  $   (.47)
   Discontinued operations                            --        --       .05      .04       (.75)
                                                 -------   -------   -------   ------   --------
      Total                                      $  (.05)  $  (.33)  $  (.36)  $ (.01)  $  (1.22)
                                                 =======   =======   =======   ======   ========
Weighted average number of shares outstanding:
   Basic                                           9,250     9,529     8,182    8,380     11,692
                                                 =======   =======   =======   ======   ========
   Diluted                                         9,250     9,529     8,182    8,380     11,692
                                                 =======   =======   =======   ======   ========

                                                                As of January 31,
                                                 -----------------------------------------------
                                                   2006      2005      2004      2003      2002
                                                 -------   -------   -------   -------   -------

BALANCE SHEET DATA
Cash and cash equivalents                        $ 1,144   $   471   $   376   $ 1,873   $ 6,122
Total assets                                     $28,847   $28,089   $30,916   $18,712   $20,534
Long term debt and convertible debt              $12,941   $11,475   $11,794   $    --   $    --
Total stockholders' equity                       $ 9,572   $10,577   $13,480   $16,110   $16,325

(1)  See Note 16 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

          The selected statements of operations data for the quarters ended
April 30, July 31, October 31, and January 31 for Fiscal 2006 and 2005 set forth below have been derived from iDNA's unaudited quarterly historical financial statements. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein and with Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of
Operations (in thousands, except per share data):

STATEMENT OF OPERATIONS DATA

                                                                         For the Three Months Ended
                                        --------------------------------------------------------------------------------------------
                                        January 31,  October 31,  July 31,  April 30,  January 31,  October 31,  July 31,  April 30,
                                           2006          2005       2005       2005       2005         2004        2004       2004
                                        -----------  -----------  --------  ---------  -----------  -----------  --------  ---------

Service revenues                           $5,091       $4,503     $1,632    $ 2,864     $ 2,663       $2,999     $2,388    $3,293
                                           ======       ======     ======    =======     =======       ======     ======    ======
Gross Profit                               $2,084       $2,113     $  364    $ 1,367     $   901       $1,153     $1,047    $1,346
                                           ======       ======     ======    =======     =======       ======     ======    ======
Loss from continuing operations            $ (317)      $   97     $   79    $  (374)    $  (987)      $ (829)    $ (679)   $ (669)
Discontinued operations, net of tax(1)         (2)          --         14          2           6           --         (5)       (1)
                                           ------       ------     ------    -------     -------       ------     ------    ------
Net loss                                   $ (319)      $   97     $   93    $  (372)    $  (981)      $ (829)    $ (684)   $ (670)
                                           ======       ======     ======    =======     =======       ======     ======    ======
Basic and diluted (loss) earnings
   per share:
   Continuing operations                   $ (.03)      $  .01     $  .01    $  (.04)    $  (.10)      $ (.08)    $ (.07)   $ (.07)
   Discontinued operations                     --           --         --         --          --           --         --        --
                                           ------       ------     ------    -------     -------       ------     ------    ------
      Total                                $ (.03)      $  .01     $  .01    $  (.04)    $  (.10)      $ (.08)    $ (.07)   $ (.07)
                                           ======       ======     ======    =======     =======       ======     ======    ======
Weighted average number of shares
outstanding:
   Basic                                    8,839        8,540      9,457     10,083      10,003        9,905      9,146     9,053
                                           ======       ======     ======    =======     =======       ======     ======    ======
   Diluted                                  8,839        8,540      9,457     10,083      10,003        9,905      9,146     9,053
                                           ======       ======     ======    =======     =======       ======     ======    ======

(1)  See Note 16 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

GENERAL

          iDNA, Inc. ("the Company" or "iDNA"), formerly known as National Auto
Credit, Inc. ("NAC"), began operations in 1969 and was incorporated in Delaware in 1971. iDNA is a multi-dimensional corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institution strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars. iDNA, through its custom wireless communication technology and proprietary software, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. iDNA's wireless communication services are available as a turn-key service provided by
iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. Additionally, iDNA, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry.

          Prior to Fiscal 2003, iDNA had been engaged in e-commerce and sub-prime used automotive finance operations under the NAC name. Effective
December 31, 2001, iDNA suspended the operations of a subsidiary, ZoomLot
Corporation ("ZoomLot"), and initiated steps to discontinue the e-commerce operations which had facilitated the process by which used car dealerships, lenders and insurance companies communicated and completed consumer auto lending and other related transactions. Additionally, as a consequence of iDNA's decision to discontinue its ZoomLot e-commerce operations, iDNA also formally exited the sub-prime used automobile consumer finance business effective
December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002.

Significant Developments Fiscal 2006

Name Change Approved

          On January 31, 2006, the Company's shareholders approved, among other corporate matters, the Board of Directors proposal to a change of the name of the Company to iDNA, Inc. from National Auto Credit, Inc. The change of name was made as a consequence of the Company's transformation of its business, beginning in Fiscal 2001, to a corporate and institutional strategic communications, technology and entertainment company from a company that formerly engaged in the acquisition of, leasing, selling and generally dealing in all types of new and used motor vehicles financing and accessory services.

          On January 31, 2006, the iDNA shareholders also approved (i) an increase in the Company's total number of shares common stock, par value $0.05 per share (the "Common Stock"), authorized for issuance from 40,000,000 to
50,000,000 shares, (ii) an increase in the total number of shares of the
Company's preferred stock, par value $0.05 per share ("Preferred Stock"), authorized for issuance from 2,000,000 to 5,000,000 shares, and (iii) the creation of an equity compensation plan (the "2005 Equity Compensation Plan"), under which performance-related incentives may be granted to designated employees, certain consultants and advisors and non-employee directors of the
Company.

          On February 14, 2006, the Company filed its Second Amended and
Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, thereby effecting the (i) the Company's name change, (ii) an increase in the total number of shares of the Company's authorized Common Stock and Preferred Stock and (iii) other modernizing updates to the Company's certificate of Incorporation to reflect current Delaware law which has been approved by iDNA's shareholders at the January 31, 2006 meeting.

Acquisition of Option Technologies Interactive, LLC.

          On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of Option Technologies Interactive, LLC ("OTI") from
Flexner Wheatley & Associates ("FWA") and MeetingNet Interactive, Inc.
("MeetingNet"). OTI is a technology company providing interactive software and hardware systems and services that facilitate audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services.
Prior to the acquisition of OTI, iDNA's subsidiary Audience Response Systems,
Inc. ("ARS") also provided similar services. With the acquisition of OTI, iDNA
(i) gains access to important new clients, industries and market segments, (ii)
acquires a fully developed and integrate propriety software that is an "add-in"
application module with Microsoft(R) Office PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not currently served by iDNA and (iii)
expands its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquired company lies principally in its (i) industry position, (ii) assembled workforce,
(iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

          In exchange for the acquisition of all of the outstanding membership interests in OTI, iDNA (i) paid $744,000 at closing from iDNA's available cash balances, (ii) issued to FWA and MeetingNet promissory notes an aggregate of
$1.5 million ("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of iDNA Common Stock to FWA and MeetingNet valued at $258,000, representing the fair value of the iDNA Common Stock at the date of acquisition.
For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008.

          As part of the OTI acquisition, Mark Fite, entered into an employment agreement with OTI under which he has agreed to serve as President of OTI for an initial term of three years. Under the terms of the employment agreement, Mr.
Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of OTI. iDNA also granted stock options to all active OTI employees to acquire an aggregate of 66,500 shares of iDNA Common Stock, subject to vesting over a three year period and subject to OTI's meeting certain minimum financial performance criterion for
Fiscal 2007 and Fiscal 2008. The exercise price of the stock options granted to
Mr. Fite and the OTI employees were set at the fair value of the iDNA Common
Stock as of the date of the acquisition of OTI, $0.52 per share.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2005

Settlement of Shareholder Complaints Completed

          In order to settle a derivative and class action entitled Robert
Zadra, et al v, James A. McNamara, et al (Index. No. 01-604859) (hereinafter referred to as the "New York Action") that was commenced against iDNA and certain of its directors in the Supreme Court of the State of New York, New York
County (the "New York Court"), iDNA entered into a November 2004 Amended
Stipulation of Settlement (the "New York Settlement Stipulation"). Under the
terms of the New York Settlement Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held iDNA Common Stock from December 14, 2000 through December 24, 2002 up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share, (c)
cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York
Action. In addition, the New York Settlement Stipulation created for the benefit of iDNA a Settlement Fund in the amount of $2.5 million which has been funded by an insurance policy. The legal fees for counsel to the plaintiffs in the New
York Action were not to exceed 25% of the Settlement Fund.

          In order to facilitate the settlement and dismissal of a separate derivative action entitled In re National Auto Credit, Inc, Shareholders
Litigation (Index No. 19028 NC) (hereinafter referred to as the "Delaware
Action"), which had been commenced in the Chancery Court for the State of
Delaware (the "Delaware Court") against iDNA, as well as the New York Action, on
April 22, 2005, iDNA entered into a Stock Purchase Agreement (the "Agreement")
with Academy Capital Management, Inc., Diamond A. Partners, L.P., Diamond A.
Investors, L.P., Ridglea Investor Services, Inc. and William S. Banowsky
(hereinafter referred to collectively as the "Selling Stockholders"). The
Selling Stockholders had also raised objections to the settlement of the New
York Action. The New York Court (a) rejected the objections raised by the
Selling Stockholders and (b) approved as fair and in the best interests of iDNA and its shareholders the proposed settlement of the New York Action as set forth in the New York Settlement Stipulation. The Selling Stockholders then filed an appeal (the "Appeal") to such determination by the New York Court.

          Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

          o    enter into a stipulation (to be filed with the New York Court)
               pursuant to which they would (a) irrevocably withdraw, with
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

          o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they would agree to the dismissal of the
               Delaware Action with prejudice.

          The Selling Stockholders executed and delivered to iDNA and iDNA filed
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
York Action and the Delaware Action, was deemed final in June 2005 and iDNA received net proceeds of $2.0 million from iDNA's insurer from the Settlement
Fund in the New York Action.

          Pursuant to the Agreement, iDNA agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of iDNA Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, iDNA purchased 1,562,500 shares of iDNA Common Stock from the Selling
Stockholders.

          As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by iDNA of iDNA Common Stock from the Selling Shareholders, for Fiscal 2006, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the iDNA Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of
$25,000 for the expense of the fair value of the warrants to be issued to
Eligible Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by iDNA from the Settlement Fund. The Eligible Shareholders had until December 2005 to submit their claims for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share. Based upon the final submission of claims by
Eligible Shareholders, in April 2006 iDNA issued 100,282 warrants to the
Eligible Shareholders.

          As acknowledged by the Selling Shareholders in the Agreement, iDNA was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrong doing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA's Board of Directors.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2004

Acquisition - The Campus Group

          In July 2003, iDNA consummated a Stock Purchase Agreement whereby iDNA acquired all outstanding capital stock of The Campus Group, four affiliated companies providing satellite videoconferencing, multi-media production services and corporate meeting services, from Mr. Steven Campus and certain family trusts for an aggregate purchase price of $15.5 million. The Campus Group, headquartered in Tuckahoe, New York, specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations, of corporate communication, education and training video and other services for use at corporate events. For financial reporting purposes, the effective date of the transaction was July 31, 2003.

          In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, iDNA (i) paid $2.8 million at closing from iDNA's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. The Campus Group revenues and net income for the year ended December 31, 2002 were $10.7 million and $1.2 million,
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

Acquisition - OMI

          In April 2003, iDNA consummated a Merger and Plan of Reorganization
Agreement whereby iDNA acquired all of the outstanding common stock of OMI
Business Communications, Inc. ("OMI"), from Mr. Dean R. Thompson, sole stockholder of OMI. OMI, headquartered in New York, New York, is a multi-media production services, corporate meeting services, web-site development and web content management company. OMI specializes in the full service design, creative development, production and post production editing of corporate communication and training videos for use at corporate events and as collateral content material for client web-sites. Additionally, OMI frequently provides event planning services including site selection, survey, event management and related services associated with remote location presentations. For financial reporting purposes, the effective date of the transaction was April 1, 2003.

          In exchange for the acquisition of all of the outstanding common stock of OMI, iDNA (i) issued 200,000 shares of iDNA Common Stock, valued at $26,000
(ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, iDNA agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2007.

          As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as
President of OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr.
Thompson will be entitled to base compensation of $175,000 per year, a grant of stock options for up to 200,000 shares of iDNA Common Stock and a performance bonus based upon the operating results of OMI.

CRITICAL ACCOUNTING POLICIES

          iDNA's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require iDNA to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of iDNA. iDNA's significant accounting policies are described in Note 1 of Notes to Consolidated Financial
Statements. However, certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions.
These accounting estimates and disclosures have been discussed with the Audit
Committee of iDNA's Board of Directors. A discussion of iDNA's critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

          Service Revenues: iDNA's service revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $22,000 and $401,000, respectively, are included as a component of other current assets at January 31, 2006 and 2005.

          iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period which are generally sold in increments of one year of coverage. For Fiscal 2006 and Fiscal 2005, electronic equipment sales were $1.3 million and $668,000, respectively.

          iDNA recognizes revenue from website design and development when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. These contracts are generally limited to the design and development of websites and the presentation of site library content developed by iDNA. Clients also have the option to engage iDNA to maintain and upgrade their websites. These projects are separate from the website development and design engagements, and the related revenue is recognized over the term of the agreement, which is generally up to one year.

          iDNA recognizes revenue from developing and maintaining websites pursuant to the requirements of Statement of Position No. 97-2, "Software
Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9,
"Software Revenue Recognition with Respect to Certain Arrangements." Under SOP
97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, iDNA determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, iDNA defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable or, when collectibility is uncertain, as cash is collected.

          Cost of Service Revenues: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

          Accounts Receivable: iDNA extends credit to clients in the normal course of business. iDNA continuously monitors collections and payments from clients and maintains an allowance for doubtful accounts based upon historical experience and any specific client collection issues that have been identified.
Since accounts receivable are concentrated in a relatively few number of clients, a significant change in the liquidity or financial position of any of these clients could have a material adverse impact on the collectibility of the accounts receivable and future operating results. iDNA does not have any off-balance sheet credit exposure related to its customers.

          Valuation of Long-lived Assets and Goodwill: iDNA reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable and it annually assesses whether goodwill has been impaired by comparing the carrying amount of the goodwill to its fair value. When it is determined that the carrying amount of long-lived assets or goodwill is impaired, impairment is measured by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

          Management has determined that there was no impairment to our long-lived assets and goodwill on the basis of a review of a discounted cash flow analysis, which for goodwill is performed at the level of the subsidiaries to which the goodwill relates. If there is a material change in the assumptions used in the determination of fair value or a material change in the conditions or circumstances influencing fair value, iDNA could be required to recognize a material impairment charge.

          Self-Insurance Claims: iDNA maintained and continues to maintain self-insurance for claims and associated litigation expenses relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal
1996 and prior. iDNA was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. iDNA was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving iDNA vehicles operated by employees within the scope of their employment.

          iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, iDNA's historical loss experience and projected loss factors.
The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.
As a consequence of iDNA's sale of its automobile rental operations in 1995,
iDNA believes that all incurred claims have been reported to iDNA and that there are no longer any incurred but not yet reported claims to be received by iDNA.
iDNA's self-insurance liability at January 31, 2006 and 2005 was $235,000 and
$256,000, respectively.

          Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA's potential liabilities becomes available,
iDNA will revise the estimates as appropriate.

          Income Taxes: iDNA recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance. At the time it is determined that iDNA will more likely than not be able to realize deferred tax assets in excess of the recorded amount, net of its valuation allowance, an adjustment to reduce the valuation allowance would be recorded that would increase income in the period such determination was made.

Likewise, should management determine that iDNA would not be able to realize all or part of net deferred tax assets generated in the future, increase to the valuation allowance would be charged to and reduce income in the period such determination was made.

RESULTS FROM CONTINUING OPERATIONS

          Service Revenues: Revenues for Fiscal 2006, Fiscal 2005 and Fiscal
2004 were $14.1 million, $11.3 million and $7.1 million, respectively. Fiscal
2006 revenues increased 24.7% as compared to Fiscal 2005 as a consequence of (i)
an increase in The Campus Group revenues of $771,000, (ii) an increase in OMI revenues $1.3 million and (iii) revenues derived from OTI from November 18,
2005, the date of acquisition, to January 31, 2006 of $652,000.

          The Campus Group revenues increased $771,000 to $10.0 million for
Fiscal 2006 as compared to $9.2 million for Fiscal 2005. OMI revenues increased
$1.3 million to $3.4 million for Fiscal 2006 as compared to $2.1 million for
Fiscal 2005. The increase in The Campus Group and OMI revenues of 18.5% for
Fiscal 2006 as compared to Fiscal 2005 is due principally to an increase in the scope, number and value of client assignments completed from period to period.
OTI's revenues for the period November 18, 2005 to January 31, 2006 were comparable with historical levels. The increase in revenues from Fiscal 2004 to
Fiscal 2005 of $4.2 million is due principally to the effect of the inclusion of
The Campus Group's revenues for the full year in Fiscal 2005 as compared to only six months, since the date of acquisition of July 31, 2003, for Fiscal 2004.

          The nature of iDNA business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period. During the last six months of Fiscal 2006, iDNA hired additional senior marketing strategists for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues. Although no assurances can be made, iDNA will seek revenue expansion through the retention of these new marketing strategists as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period before iDNA expects to realize the benefits from the addition of such personnel in the form of new projects and/or clients.

          Cost of Service Revenues: Cost of revenues for Fiscal 2006, Fiscal
2005 and Fiscal 2004 were $8.2 million, $6.9 million and $4.0 million, respectively. For Fiscal 2006, the cost of revenues increased $1.3 million as compared to Fiscal 2005 as a consequence of increased revenues from period-to-period. Cost of revenues increased $2.9 million for Fiscal 2005 as compared to Fiscal 2004 principally due to the effect of the inclusion of The
Campus Group's revenues for the full year in Fiscal 2005 as compared to only six months, since the date of acquisition of July 31, 2003, for Fiscal 2004.

          The Campus Group cost of revenues increased $477,000 to $6.0 million for Fiscal 2006 as compared to $5.5 million for Fiscal 2005 principally as a consequence of increased revenue levels from period-to-period. Average gross margin for The Campus Group was 40.0% for Fiscal 2006 as compared to 40.1% for
Fiscal 2005. OMI cost of revenues increased $434,000 to $1.8 million for Fiscal
2006 as compared to $1.3 million for Fiscal 2005. Average gross margins for OMI was 47.6% for Fiscal 2006 as compared to 35.1% for Fiscal 2005. The increase in the average gross margin for OMI is due principally to (i) an 8.1% increase in production margins of OMI as a consequence of a favorable mix of projects and services rendered during Fiscal 2006 and (ii) an increase of revenues realized to offset fixed production overhead costs of 4.4%. OTI's cost of revenues since the date of acquisition for Fiscal 2006 were $355,000. OTI realized a gross margin of 45.6% against its reported revenues which is comparable to OTI's historical levels.

          Selling, General and Administrative ("SG&A"): SG&A for Fiscal 2006,
Fiscal 2005 and Fiscal 2004 were $8.5 million, $7.4 million and $7.0 million, respectively. For Fiscal 2006 and Fiscal 2005, SG&A expense includes twelve months of The Campus Group ("Campus SG&A"), OMI ("OMI SG&A") and iDNA ("iDNA
SG&A") operations. In addition, for Fiscal 2006, SG&A expense includes OTI ("OTI
SG&A") for the period from November 18, 2005, the date of acquisition, to
January 31, 2006. For Fiscal 2004, SG&A expense includes ten months of OMI SG&A, six months of Campus SG&A and twelve months of iDNA SG&A.

          SG&A expense for Fiscal 2006 increased $1.1 million to $8.5 million as compared to $7.4 million for Fiscal 2005. The increase in SG&A expense for
Fiscal 2006, as compared to Fiscal 2005, is due principally to (i) the addition of OTI SG&A of $388,000 as a consequence of the acquisition of OTI, (ii) an increase of $285,000 for personnel and related costs principally as a consequence of an increase in marketing personnel and (iii) an increase in professional services, including legal, insurance, consulting and accounting fees, of $210,000.

          SG&A expense for Fiscal 2005 increased $364,000 to $7.4 million as compared to $7.0 million for Fiscal 2004. The increase in SG&A expense for
Fiscal 2005 as compared to Fiscal 2004 is due principally to the net effect of
(i) an increase of $1.2 million for Campus SG&A due principally to the effect of
Campus SG&A for the full year in Fiscal 2005 as compared to only six months for
Fiscal 2004 offset by (ii) an iDNA SG&A decrease of $657,000 principally due to a reduction in legal, corporate insurance and other professional service expenses from period-to-period as iDNA completed its transition from its legacy operations of auto finance to corporate communications businesses.

          Interest Income: Interest income is derived principally from the interest earned on iDNA's investments in marketable securities, commercial paper, and money market accounts. Interest earned on iDNA investments for Fiscal
2006, Fiscal 2005 and Fiscal 2004 was $20,000, $6,000 and $79,000, respectively.
The change in interest income over each Fiscal period is due principally to changes in the weighted average investment balances during the periods.

          In addition to the interest income earned on investments, iDNA also recorded interest income as a result of (i) of interest associated with the net proceeds received from the New York Settlement Stipulation of $24,000 in Fiscal
2006 and (ii) of a series of claims for income tax refunds from 1988 through
1997 which were received in Fiscal 2005 and Fiscal 2004. In Fiscal 2004, iDNA
realized interest income of $451,000 as a result of a final determination of refund by the Internal Revenue Service ("IRS") relating to its claims for refund for fiscal years 1988 through 1997. In Fiscal 2005, iDNA realized an additional
$243,000 in interest as a result of adjusted refund claims and final determination of refund by the IRS for 1995 and 1996.

          Income from Investment in AFC: iDNA accounts for its investment in AFC using the equity method. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, iDNA's share of the net income of AFC was $744,000, $344,000 and $333,000, respectively.

          AFC's fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

                                           Years Ended December 31,
                                           ------------------------
                                            2005     2004     2003
                                           ------   ------   ------
Revenues                                   $6,487   $5,093   $5,791

Film rental                                 1,488      941    1,320
Operating costs                             2,492    2,505    2,744
Depreciation and amortization                 752      787      850
General and administrative  expenses          268      171      211
                                           ------   ------   ------
                                            5,000    4,404    5,125
                                           ------   ------   ------
Net income                                 $1,487   $  689   $  666
                                           ======   ======   ======
iDNA's proportionate share of net income   $  744   $  344   $  333
                                           ======   ======   ======

          AFC's revenues increased $1.4 million to $6.5 million for the year ended December 31, 2005 as compared to $5.1 million the year ended December 31,
2004. The increase in AFC's revenues was principally as a result of (i) a 25.1%
increase in attendance and (ii) a modest increase in ticket prices from period-to-period. AFC's revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits. AFC's revenues decreased $698,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003 principally as a result of the net effects of (i) a 13.8% decrease in attendance while (ii) average ticket prices remained stable year-to-year.

          For the years ended December 31, 2005, 2004 and 2003, film rental expense, as a percentage of revenues, were 22.9%, 18.5% and 22.8%, respectively.
Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film, length of time the film is exhibited and the popularity of the film.

          For the years ended December 31, 2005, 2004 and 2003, operating costs were $2.5 million, $2.5 million and $2.7 million, respectively. Furthermore, operating costs, as a percentage of revenues were 38.4%, 49.2% and 47.4% for the years ended December 31, 2005, 2004 and 2003, respectively. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses. Operating expenses were not affected by an increase in attendance as the expenses remained stable from the year ended December 31, 2004 to the year ended December 31, 2005. Operating costs decreased $239,000 for the year ended December 31, 2004 as compared to the year ended December 31, 2003 due to reduced operating personnel expenses as a consequence of reduced attendance from period-to-period.

          As a result of the net cash flow realized by AFC, distributions by AFC to iDNA for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were $878,000, $937,000 and
$1.1 million, respectively. The timing and dollar value of AFC distributions are dependent upon the combined effects of (i) the operating performance of AFC from period-to-period and (ii) working capital of AFC at the time of distribution.

          Interest Expense: In connection with the acquisitions of The Campus
Group and OMI during Fiscal 2004, iDNA issued $12.8 million in promissory notes to finance a portion of the cost of the acquisitions and assumed certain outstanding debt obligations of $814,000 at the time of the OMI acquisition. In
Fiscal 2005, iDNA issued a $1.0 million promissory note in July 2004 to finance certain working capital needs of iDNA. This $1.0 million promissory note was repaid in full in two installments in January and February 2005. In connection with the acquisition of OTI during Fiscal 2006, iDNA issued $1.5 million in promissory notes to finance a portion of the cost of the acquisition. Interest expense for Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $662,000, $776,000 and
$369,000, respectively. Interest expense for Fiscal 2006 declined principally due to the net effects of (i) the retirement of the $1.0 million promissory note in February 2005, (ii) the reduction in principal as a consequence of payments of $174,000 in other outstanding debt during Fiscal 2006 offset by (iii) the interest expense incurred as a consequence of the issuance of the $1.5 million promissory notes to acquire OTI.

          Income Taxes: For Fiscal 2006, iDNA incurred $70,000 in income tax expense from continuing operations are comprised of (i) $25,000 in federal alternate minimum income tax expense and (ii) $45,000 for state and local income taxes. For Fiscal 2004 and Fiscal 2003, iDNA recorded income tax benefits from continuing operations of $395,000 and $2.2 million, respectively, that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior year's taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2006 income tax expense of $5,000 and for Fiscal 2004 income tax benefits of $415,000 are recorded as a component of discontinued operations.

          As of January 31, 2006 iDNA has federal net operating loss carryforwards of $86.8 million that may be used to reduce future taxable income, subject to limitations. iDNA also has unused low income housing credits totaling
$4.3 million. Additionally, as of January 31, 2006, iDNA has state and local net operating losses of $39.0 million to reduce future income, subject to limitations.

          As a result of iDNA's November 3, 2000 repurchases of shares of iDNA
Common Stock, iDNA underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership", the use of net operating loss carryforwards totaling $63.8 million incurred prior to November 3, 2000 will be subject to significant annual limitation. Additionally, the use of low income housing tax credit carryforwards of $3.1 million generated prior to November 3, 2000 will be subject to the
Section 383 limitation. The use of the net operating loss and low income housing credit carryforwards incurred after November 3, 2000, which total $23.0 million and $1.2 million, respectively, as of January 31, 2006, are not subject to the
Section 382 and 383 limitation.

          As of January 31, 2006 iDNA has $926,000 of minimum tax credits which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

SEASONALITY OF BUSINESS

          iDNA's revenues are derived from services performed for clients principally on a project-by-project basis. The nature, scope and timing of client projects are determined independently by each client based upon their own internal operating and communications needs which fluctuate from quarter-to-quarter and year-to-year. To date, iDNA has not experienced any determinable revenue trends based upon seasonality.

DISCONTINUED OPERATIONS

          E-commerce Operations: In Fiscal 2006, Fiscal 2005 and Fiscal 2004,
there were no revenues or expenses incurred attributable to the e-commerce operations.

          Automobile Financing: In Fiscal 2006, iDNA's automobile financing operations realized revenues of $20,000 principally resulting from the collection of previously charged-off loans and incurred $1,000 and $5,000 in administrative and income tax expenses, respectively. In Fiscal 2005, iDNA's automobile financing operations realized revenues of $13,000 principally resulting from the collection of previously charged-off loans and incurred
$13,000 in administrative expenses. In Fiscal 2004, iDNA's automobile financing operations realized income of $117,000, principally resulting from income tax benefits realized upon the final determination of refund issued by the Internal
Revenue Service during the period.

          Auto Rental: iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"),
Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by iDNA. iDNA also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of iDNA's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as a result of
iDNA's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations).

          In Fiscal 2006 and Fiscal 2005, there were no revenues or expenses incurred attributable to the auto rental operations. In Fiscal 2004, iDNA's auto rental operations realized income of $284,000, principally resulting from income tax benefits realized upon the final determination of refund issued by the
Internal Revenue Service and Canadian Revenue Authority during the period.

LIQUIDITY AND CAPITAL RESOURCES

          Throughout Fiscal 2006 and as of May 5, 2006, iDNA had no external source of financing and has operated on its existing cash balances, proceeds from its income tax refunds, net proceeds from the Shareholder Settlement, cash flows from operations, and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses and new debt or equity financing (which there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At January 31, 2006,
iDNA had cash of $1.1 million, which together with any cash flow derived from its investment in AFC and the operations of iDNA's corporate communications business will be used to pursue such opportunities.

          As a consequence of iDNA's acquisition of OTI, effective November 18,
2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in the aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations.
The OTI Promissory Notes are secured by the membership interests of OTI. At
January 31, 2006, iDNA had outstanding obligations under the terms of the OTI
Promissory Notes of $1.5 million and accrued interest of $15,000.

          As a consequence of periodic fluctuations in iDNA's working capital needs based upon the timing of collections, periods of increased media production activity and the then pending collection of the income tax refundable, on July 14, 2004 iDNA consummated a Loan and Security Agreement
("Loan Agreement") with a lender and issued a Promissory Note ("Note") of $1.0 million. The lender, Time Passages Corp., was an unaffiliated third party lender. The President of Time Passages Corp. was a former director of iDNA who last served on iDNA's board in January 2002. Pursuant to the terms of the Note,
(i) the outstanding principal of the Note was due July 13, 2005, (ii) iDNA was required to pay interest only, monthly and in arrears, during the term and (iii)
the Note bore interest at 20% per annum. iDNA was entitled to prepay the Note at any time and without a prepayment penalty. The Note was secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA's right, title and interest in and to virtually all of iDNA's assets. The lien did not extend to the common stock of The Campus Group and other permitted liens. In
January 2005 and February 2005, iDNA prepaid $650,000 and $350,000, respectively and retired the Note.

          In July 2004, iDNA initiated a private placement ("iDNA Private
Placement") whereby iDNA offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the iDNA Private Placement, iDNA sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the iDNA Private Placement will be included in such registration.

          As a consequence of iDNA's acquisition of The Campus Group effective
July 31, 2003, iDNA issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes")
issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes.
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA,
(ii) requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA Common Stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA Common Stock prior to repayment of the
Base Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At January 31, 2006,
iDNA has outstanding obligations under the terms of the Base Notes, Trailing
Notes and the Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively.

          As a consequence of iDNA's acquisition of OMI effective April 1, 2003,
iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

          During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan which has a remaining balance of
$28,000 at

January 31, 2006, bears interest at the rate of 8.25% per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

          On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At January
31, 2006, the remaining balance of the SBA Loan of $357,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum.

          The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. At January 31, 2006, there was $32,000 outstanding under the promissory note.

          For Fiscal 2006, iDNA's cash and cash equivalents increased $673,000 due to the net effects of (i) cash flows provided by operations of $2.5 million, inclusive of the net proceeds derived from the Shareholder Settlement of $2.0 million, (ii) proceeds from AFC distributions of $878,000 offset by (iii)
payments to acquire iDNA Common Stock of $1.1 million, (iv) payments to acquire
OTI, net of cash acquired, of $827,000, (v) the repayment of debt of $524,000 and (vi) capital expenditures of $285,000. The principal components of iDNA's cash flow from operations for Fiscal 2006 included the collection of iDNA's income tax refund of $826,000 and the net proceeds derived from the New York
Settlement Stipulation of $2.0 million. iDNA also used $7,000 of cash principally for legal and claim expenses associated with iDNA's discontinued
operations.

          For Fiscal 2005, iDNA's cash and cash equivalents increased $95,000 due to the net effects of (i) the cash flows used by operations $635,000, inclusive of net proceeds of $1.3 million from an income tax refund, (ii)
capital expenditures of $246,000, (iii) the repayment of debt of $1.0 million, offset by the (iv) proceeds from the issuance of a promissory note of $1.0 million and the sale of treasury stock of $237,000, and (v) AFC distributions of
$937,000. iDNA also used $152,000 of cash principally for legal and claim expenses associated with iDNA's discontinued operations.

          During Fiscal 2004, iDNA cash and cash equivalents decreased $1.5 million, due to the net effects of (i) the cash flows provided by operations of
$1.7 million, inclusive of net proceeds of $3.4 million from an income tax refund, (ii) proceeds from AFC distributions of $1.1 million, (iii) net proceeds of $1.1 million derived from the sale of marketable securities, offset by (iv)
payments to acquire The Campus Group and OMI, net of cash acquired, of $3.2 million, (v) the repayment of $1.3 million obligation assumed by iDNA as a consequence of the acquisition of The Campus Group, (vi) the repayment of debt of $490,000 and (vii) capital expenditures of $265,000. iDNA also used $123,000 of cash principally for legal and claim expenses associated with iDNA's discontinued operations.

          iDNA believes that the available cash and cash equivalents totaling
$1.1 million at January 31, 2006 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. Additionally, as previously discussed, iDNA's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA's Board of Directors. Such limitations may have an adverse impact on iDNA's financial position, results of operations and liquidity.

          The following table presents certain payments due under contractual obligations with minimum firm commitments as of January 31, 2006 (in thousands):

                                                 Payments Due by Period
                              -----------------------------------------------------------
                                        Less Than                               More Than
Contractual Obligations        Total      1 Year    1 - 3 Years   3 - 5 Years    5 Years
---------------------------   -------   ---------   -----------   -----------   ---------

Long-term Debt Obligations    $14,052     $1,111       $2,799        $3,453       $6,689
Operating Lease Obligation      1,582        691          672           219           --
Purchase Obligation                --         --           --            --           --
Other Long-Term Liabilities        --         --           --            --           --
                              -------     ------       ------        ------       ------
                              $15,634     $1,802       $3,471        $3,672       $6,689
                              =======     ======       ======        ======       ======

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
iDNA is required to adopt SFAS 123R at the beginning of Fiscal 2007 (effective
February 1, 2006). Under SFAS No. 123R, iDNA must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
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

          As permitted by SFAS No. 123, iDNA currently account for share-based payments to employees using APB No. 25's intrinsic value method and as such, generally recognize no compensation cost for employee stock options.
Accordingly, the adoption of SFAS No. 123R fair value will not affect iDNA's total cash flows or financial position but will reduce iDNA's reported income.
iDNA plans to adopt the prospective method of adopting SFAS 123R, and expects to record approximately $77,000 of additional stock-based compensation expense during Fiscal 2007 for stock options granted prior to February 1, 2006, plus the expense related to options granted during Fiscal 2007, if any. The adoption will result in amounts that are similar to the current pro forma disclosures under
SFAS No. 123.

          In May 2005, FASB issued Statement No. 154, Accounting Changes and
Error Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting
Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial
Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iDNA expects that the adoption of SFAS 154 will not have a material impact on iDNA's consolidated financial position or results of operations.

     Inflation

     Inflation has not had a material effect on iDNA's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Like virtually all commercial enterprises, iDNA can be exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

          iDNA does not engage in trading activities, does not utilize interest rate swaps or other derivative financial instruments and does not buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly,
iDNA is not exposed to market risk from these sources.

          As of January 31, 2006, the interest rates under iDNA's long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

          We have audited the accompanying consolidated balance sheets of iDNA,
Inc. (formerly known as National Auto Credit, Inc.) and Subsidiaries as of
January 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iDNA,
Inc. and Subsidiaries as of January 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended
January 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

          Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
-----------------------------------
Cleveland, Ohio
April 26, 2006

                           iDNA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            January 31,
                                                       ---------------------
                                                          2006        2005
                                                       ---------   ---------
                                     ASSETS
Cash and cash equivalents (Note 1)                     $   1,144   $     471
Accounts receivable, net of allowance
   of $105 and $65, respectively (Note 1)                  2,045       2,132
Income taxes refundable (Note 8)                              --         826
Inventory (Note 1)                                           247          --
Prepaid expenses                                             277         256
Other current assets                                          22         494
                                                       ---------   ---------
   Total current assets                                    3,735       4,179
Property and equipment, net of accumulated
   depreciation of $2,029 and $1,216, respectively
   (Notes 1 and 3)                                         2,919       2,240
Investment in AFC (Note 4)                                 7,822       7,955
Goodwill (Notes 1 and 2)                                   5,879       4,920
Other intangible assets, net of accumulated
   amortization of $1,430 and $852, respectively
   (Notes 1 and 2)                                         8,352       8,630
Other assets                                                 140         165
                                                       ---------   ---------
                                                       $  28,847   $  28,089
                                                       =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 7)   $   1,111   $   1,612
Accounts payable                                           1,463       1,255
Accrued income taxes (Note 8)                                358         328
Deferred revenue (Note 1)                                    891       1,194
Due to former OTI Members (Note 7)                           530          --
Self-insurance claims (Note 12)                              235         256
Other liabilities (Note 6)                                 1,746       1,392
                                                       ---------   ---------
   Total current liabilities                               6,334       6,037
Long term obligations (Note 7)                            10,116       8,650
Convertible promissory note (Note 7)                       2,825       2,825
                                                       ---------   ---------
                                                          19,275      17,512
                                                       ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 12)                       --          --

STOCKHOLDERS' EQUITY (Note 9)
Preferred stock                                               --          --
Common stock - $.05 par value,
   authorized 50,000,000 shares, issued
   39,949,589 and 39,949,589 shares, respectively          1,997       1,997
Additional paid-in capital                               174,479     174,454
Retained deficit                                        (144,034)   (143,383)
Deferred compensation                                        (65)        (89)
Treasury stock, at cost, 30,913,225 and 29,946,975
   shares, respectively                                  (22,805)    (22,402)
                                                       ---------   ---------
   Total stockholders' equity                              9,572      10,577
                                                       ---------   ---------
                                                       $  28,847   $  28,089
                                                       =========   =========

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Years Ended January 31,
                                                  ---------------------------
                                                    2006      2005      2004
                                                  -------   -------   -------
Service revenues (Notes 1 and 13)                 $14,090   $11,343   $ 7,144
Cost of service revenues (Note 1)                   8,162     6,896     4,011
                                                  -------   -------   -------
   Gross profit                                     5,928     4,447     3,133

Selling, general and administrative                 8,459     7,398     6,990
                                                  -------   -------   -------
   Loss from operations                            (2,531)   (2,951)   (3,857)

Interest income                                        44       249       530
Income from AFC investment (Note 4)                   744       344       333
Interest expense (Note 7)                            (662)     (776)     (369)
Other income (Note 15)                              1,960        --        --
                                                  -------   -------   -------
   Loss from continuing operations
      before income taxes                            (445)   (3,134)   (3,363)

Provision (benefit) for income taxes (Note 8)          70        30        20
                                                  -------   -------   -------
   Loss from continuing operations                   (515)   (3,164)   (3,383)
Income from discontinued operations, net of tax
   (Note 16)                                           14        --       401
                                                  -------   -------   -------
   Net loss applicable to common stock            $  (501)  $(3,164)  $(2,982)
                                                  =======   =======   =======
Basic and diluted (loss) earnings per share:
      Continuing operations                       $  (.05)  $  (.33)  $  (.41)
      Discontinued operations                          --        --       .05
                                                  -------   -------   -------
         Net loss per share                       $  (.05)  $  (.33)  $  (.36)
                                                  =======   =======   =======
Weighted average number of shares outstanding:
      Basic and diluted                             9,250     9,529     8,182
                                                  =======   =======   =======

          See accompanying notes to consolidated financial statements

                           iDNA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                         Preferred
                                           Stock         Common Stock
                                       -------------  ------------------  Additional
                                                Par                 Par     Paid-In    Retained
                                       Shares  Value    Shares     Value    Capital    Deficit
                                       ------  -----  ----------  ------  ----------  ---------

BALANCE, JANUARY 31, 2003                 --    $ --  39,377,589  $1,969   $174,337   $(136,455)

Net loss                                                                                 (2,982)
Acquisition of OMI                                       200,000      10         16
Stock awards to employees                                372,000      18        101        (166)
Stock issued for acquisition services                                                      (143)
Deferred compensation expense
Other comprehensive income (loss)
   unrealized loss on marketable
   securities
                                         ---    ----  ----------  ------   --------   ---------
BALANCE, JANUARY 31, 2004                 --      --  39,949,589   1,997    174,454    (139,746)

Net loss                                                                                 (3,164)
Treasury stock sold                                                                        (473)
Deferred compensation expense
                                         ---    ----  ----------  ------   --------   ---------
BALANCE, JANUARY 31, 2005                 --      --  39,949,589   1,997    174,454    (143,383)

Net loss                                                                                   (501)
Treasury stock issued for services                                                          (42)
Treasury stock issued to
   acquire OTI (Note 2)                                                                    (108)
Treasury stock purchased (Note 15)
Fair value of Eligible Shareholder
   warrants to be issued (Note 15)                                               25
Deferred compensation expense
                                         ---    ----  ----------  ------   --------   ---------
BALANCE, JANUARY 31, 2006                 --    $ --  39,949,589  $1,997   $174,479   $(144,034)
                                         ===    ====  ==========  ======   ========   =========

                                                   Deferred        Other               Comprehensive
                                       Treasury  Compensation  Comprehensive               Income
                                         Stock      Expense    Income (loss)   Total       (Loss)
                                       --------  ------------  -------------  -------  -------------

BALANCE, JANUARY 31, 2003              $(23,598)     $ --          $(143)     $16,110

Net loss                                                                       (2,982)     (2,982)
Acquisition of OMI                                                                 26
Stock awards to employees                   262      (119)                         96
Stock issued for acquisition services       224                                    81
Deferred compensation expense                           6                           6
Other comprehensive income (loss)
   unrealized loss on marketable
   securities                                                        143          143
                                       --------      ----          -----      -------     -------
BALANCE, JANUARY 31, 2004               (23,112)     (113)            --       13,480     $(2,982)
                                                                                          =======
Net loss                                                                       (3,164)     (3,164)
Treasury stock sold                         710                                   237
Deferred compensation expense                          24                          24
                                       --------      ----          -----      -------     -------
BALANCE, JANUARY 31, 2005               (22,402)      (89)            --       10,577     $(3,164)
                                                                                          =======
Net loss                                                                         (501)       (501)
Treasury stock issued for services           75                                    33
Treasury stock issued to
   acquire OTI (Note 2)                     366                                   258
Treasury stock purchased (Note 15)         (844)                                 (844)
Fair value of Eligible Shareholder
   warrants to be issued (Note 15)                                                 25
Deferred compensation expense                          24                          24
                                       --------      ----          -----      -------     -------
BALANCE, JANUARY 31, 2006              $(22,805)     $(65)         $  --      $ 9,572     $  (501)
                                       ========      ====          =====      =======     =======

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Years Ended January 31,
                                                                           ------------------------------
                                                                             2006       2005       2004
                                                                           -------   ---------   --------
                                                                                     (revised)   (revised)

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss                                                                   $  (501)   $(3,164)   $(2,982)
Adjustments to reconcile net loss to net cash
   provided by (used in)continuing operating activities:
      Depreciation and amortization                                          1,411      1,330        722
      Income from AFC investment                                              (744)      (344)      (333)
      Excess payment over fair value of tresury stock purchased                208         --         --
      Stock issued as compensation for services rendered                        33         --         81
      Amortization of deferred compensation expense                             24         24          6
      Fair value of Eligible Shareholder warrants                               25         --         --
Changes in operating assets and liabilities:
      Accounts receivable                                                      882       (153)      (566)
      Accrued income tax/refundable                                            856      1,330      3,443
      Accounts payable and other liabilities                                  (274)       435      1,384
      Self insurance claims                                                    (21)      (152)      (110)
      Other operating assets and liabilities, net                              584        (93)       (73)
                                                                           -------    -------    -------
         Net cash provided by (used in) operating activities                 2,483       (787)     1,572
                                                                           -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of OTI net of cash acquired                                    (827)        --         --
   Acquisition of OMI net of cash acquired                                      --         --        (97)
   Acquisition of The Campus Group net of cash acquired                         --         --     (3,111)
   Proceeds from AFC distributions                                             878        937      1,079
   Proceeds from sale of marketable securities                                  --         --      1,071
   Purchase of other property and equipment                                   (285)      (246)      (265)
                                                                           -------    -------    -------
         Net cash provided by (used in) investing activities                  (234)       691     (1,323)
                                                                           -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments on debt and notes payable                                     (524)    (1,046)      (490)
   Payments to acquire treasury stock                                       (1,052)        --         --
   Proceeds from sale of treasury stock                                         --        237         --
   Proceeds from issuance of promissory note                                    --      1,000         --
   Payments to retire Due to the Former Shareholders of The Campus Group        --         --     (1,256)
                                                                           -------    -------    -------
        Net cash provided by (used in) financing activities                 (1,576)       191     (1,746)
                                                                           -------    -------    -------
Increase (decrease) in cash and cash equivalents from operations               673         95     (1,497)
Cash and cash equivalents at beginning of year                                 471        376      1,873
                                                                           -------    -------    -------
Cash and cash equivalents at end of year                                   $ 1,144    $   471    $   376
                                                                           =======    =======    =======

                                  - continued -

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                      Years Ended January 31,
                                                    --------------------------
                                                      2006     2005     2004
                                                    -------   -----   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                    $   489   $ 624   $    209
                                                    =======   =====   ========
   Income taxes paid                                $    45   $  67   $     64
                                                    =======   =====   ========
   Stock awards to employees                        $    --   $  --   $    214
                                                    =======   =====   ========
   Stock issued for services                        $    33   $  --   $     81
                                                    =======   =====   ========
   Fair value of Eligible Shareholder warrants      $    25   $  --   $     --
                                                    =======   =====   ========

   Acquisition of OTI:
      Non-cash assets acquired                      $ 3,605
      Liabilities assumed                            (1,031)
                                                    -------
                                                      2,574
      Promissory notes issued                        (1,489)
      Treasury stock issued                            (258)
                                                    -------
      Cash paid, net of cash acquired               $   827
                                                    =======
   Acquisition of The Campus Group:
      Non-cash assets acquired                                        $ 17,260
      Liabilities assumed                                               (1,484)
                                                                      --------
                                                                        15,776
      Promissory notes issued                                          (12,665)
                                                                      --------
      Cash paid, net of cash acquired                                 $  3,111
                                                                      ========

   Acquisition of OMI:
      Non-cash assets acquired                                        $  1,597
      Liabilities assumed                                               (1,321)
                                                                      --------
                                                                           276
      Promissory notes issued                                             (153)
      Common stock issued                                                  (26)
                                                                      --------
      Cash paid, net of cash acquired                                 $     97
                                                                      ========

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ORGANIZATION: iDNA, Inc. ("the Company" or "iDNA") began operations in
1969 and was incorporated in Delaware in 1971. iDNA is a multi-dimensional corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institutional strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars.
iDNA, through its custom wireless communication technology and proprietary software, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. iDNA's wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. Additionally, iDNA, through its investment in the Angelika Film
Center LLC ("AFC"), operates in the movie exhibition industry (see Note 4).

          On January 31, 2006, the Company's shareholders approved, among other corporate matters, the Board of Directors' proposal to a change of the name of the Company to iDNA, Inc. from National Auto Credit, Inc. The change of name was made as a consequence of the Company's transformation of its business, beginning in Fiscal 2001, to a corporate and institutional strategic communications, technology and entertainment company from a company that formerly engaged in the acquisition of, leasing, selling and generally dealing in all types of new and used motor vehicles financing and accessory services (see Note 16).

          On January 31, 2006, the iDNA shareholders also approved (i) an increase in the Company's total number of shares of common stock, par value
$0.05 per share (the "Common Stock"), authorized for issuance from 40,000,000 to
50,000,000 shares, (ii) an increase in the total number of shares of the
Company's preferred shares, par value $0.05 per share ("Preferred Stock"), authorized for issuance from 2,000,000 to 5,000,000 shares and (iii) the creation of an equity compensation plan (the "2005 Equity Compensation Plan"), under which performance-related incentive may be granted to designated employees, certain consultants and advisors and non-employee directors of the
Company.

          On February 14, 2006, the Company filed its Second Amended and
Restated Certificate of Incorporation with the Secretary of State of the State of Delaware thereby effecting (i) the Company's name change, (ii) an increase in the total number of authorized share of the Company's Common Stock and Preferred
Stock and (iii) other modernizing updates to the Company's Certificate of
Incorporation to reflect current Delaware law which had been approved by iDNA's shareholders at the January 31, 2006 meeting.

          iDNA continues to examine new business opportunities, which may be pursued through the investment in or acquisition of existing corporate operating businesses or other means.

          PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of iDNA and its wholly owned subsidiaries and its investment in AFC, a 50% owned limited liability company, which is accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          CASH EQUIVALENTS: All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value. As of January 31, 2006, the Company's cash balance was $1.1 million and the bank balance was $1.3 million. Of the total bank balance, $360,000 was covered by federal depository insurance and $963,000 was uninsured.

          GOODWILL AND OTHER INTANGIBLE ASSETS: Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator.

          In its acquisition of Option Technologies Interactive, LLC ("OTI") on
November 18, 2005 (see Note 2), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial estimated aggregate fair value of $300,000. The useful lives of these intangibles are estimated to be 5 years and 7 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. From November 18, 2005, the date of acquisition, to January 31, 2006, iDNA charged to operations $10,000 for the amortization of these intangible assets. iDNA has engaged an independent valuation firm to assist in the final determination of the fair value of the acquired assets of OTI in order to finalize its purchase accounting allocation.

          In its acquisition of The Campus Group (see Note 2) on July 31, 2003,
iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and
9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For Fiscal 2006,
Fiscal 2005 and from July 31, 2003, the date of acquisition, to January 31,
2004, iDNA charged to operations $568,000, $568,000 and $284,000, respectively, for the amortization of these intangible assets.

          IMPAIRMENT OF LONG-LIVED ASSETS: iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, iDNA would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values.
iDNA would determine the fair value by using quoted market prices, if available, for such assets; or if quoted market prices are not available, iDNA would discount the expected estimated future cash flows. Certain of these long-lived assets were disposed of or have been written-down to their estimated fair value
(see Note 16).

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          ACCOUNTS RECEIVABLE: Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is iDNA's best estimate of the amount of probable credit losses in iDNA's existing accounts receivable. iDNA determines the allowance based on analysis of historical bad debts, client concentrations, client credit-worthiness and current economic trends. iDNA reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. iDNA does not have any off-balance sheet credit exposure related to its clients.

          INVENTORY: Inventory is comprised principally of electronic equipment and related components held for sale to clients. Inventory is valued at the lower of cost or market using the first-in - first-out inventory cost method.

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

          SELF-INSURANCE CLAIMS: iDNA is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued
automobile rental operations (see Notes 12 and 16). iDNA estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, iDNA's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA's sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to iDNA and that there are no longer any incurred but not yet reported claims to be received by iDNA.

          Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA's potential liabilities becomes available,
iDNA will revise the estimates as appropriate.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SERVICE REVENUES: iDNA's service revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $22,000 and $401,000, respectively, are included as a component of other current assets at January 31, 2006 and 2005.

          iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period which generally are sold in increments of one year of coverage. For Fiscal 2006 and Fiscal 2005, electronic equipment sales were $1.3 million and $668,000, respectively.

          iDNA recognizes revenue from website design and development when the customer accepts the completed project. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. These contracts are generally limited to the design and development of websites and the presentation of site library content developed by iDNA. Clients also have the option to engage iDNA to maintain and upgrade their websites. These projects are separate from the website development and design engagements, and the related revenue is recognized over the term of the agreement, which is generally up to one year.

          iDNA recognizes revenue from developing and maintaining websites pursuant to the requirements of Statement of Position No. 97-2, "Software
Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9,
"Software Revenue Recognition with Respect to Certain Arrangements." Under SOP
97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, iDNA determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, iDNA defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable or, when collectibility is uncertain, as cash is collected.

          COST OF SERVICE REVENUES: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services and shipping and delivery costs.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RESEARCH AND DEVELOPMENT COSTS: As a consequence of the acquisition of
OTI, iDNA incurs certain research and development costs. Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of service revenues. From
November 18, 2005, the date of acquisition of OTI, to January 31, 2006, iDNA charged $75,000 to research and development expense.

          ACCOUNTING FOR STOCK-BASED COMPENSATION: iDNA accounts for stock options and awards in accordance with the provisions of SFAS 123, "Accounting for Stock-Based Compensation", which allows companies to continue to recognize compensation expense for grants to employees pursuant to Accounting Principles
Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees" but
requires companies to disclose the effect on net income (loss) and earnings
(loss) per share had iDNA adopted the provisions of SFAS 123 requiring the recognition of compensation expense based on the fair value of the options or awards.

          If iDNA had recorded compensation expense using the fair value method of SFAS 123, iDNA's net after tax loss and loss per share would have been as follows (in thousands, except per share amounts):

                                                                 Years Ended January 31,
                                                               --------------------------
                                                                2006      2005      2004
                                                               ------   -------   -------

Net loss applicable to common stock, as reported               $ (501)  $(3,164)  $(2,982)
Add: Stock-based employee compensation expense
   included in reported net loss, net of related tax effects       24        24         6
Deducted: Total stock-based employee compensation
   expense determined under fair value method for all
   awards, net of related tax effects                             (91)      (24)       (6)
                                                               ------   -------   -------
Pro forma net loss                                             $ (568)  $(3,164)  $(2,982)
                                                               ======   =======   =======
Loss per share, as reported                                    $(0.05)  $ (0.33)  $ (0.36)
                                                               ======   =======   =======
Pro forma loss per share                                       $(0.06)  $ (0.33)  $ (0.36)
                                                               ======   =======   =======

          In Fiscal 2006, iDNA issued 507,509 stock options to iDNA employees and cancelled 10,557 stock options. Each of the stock options granted were subject to vesting and at January 31, 2006, no options had vested pursuant to the terms of the grant. No stock options were granted in Fiscal 2005 or Fiscal
2004.

          EARNINGS PER SHARE: Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA
Common Stock outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an anti-dilutive effect on loss per share for Fiscal 2006, Fiscal 2005 and Fiscal 2004. Common stock equivalents, in the form of stock options, which were excluded from the earnings (loss) per share due to their dilutive effect were 1,681,952, 1,630,000 and 1,630,000 for Fiscal
2006, Fiscal 2005 and Fiscal 2004, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          NEW ACCOUNTING PRONOUNCEMENTS: In December, 2004 the FASB issued
Statement of Financial Accounting Standards ("SFAS") No. 123R (revised 2004),
Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based
Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to
Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA is required to adopt SFAS 123R at the beginning of Fiscal 2007 (effective February 1, 2006). Under SFAS No. 123R, iDNA must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

          As permitted by SFAS No. 123, iDNA currently account for share-based payments to employees using APB No. 25's intrinsic value method and as such, generally recognize no compensation cost for employee stock options.
Accordingly, the adoption of SFAS No. 123R fair value will not affect iDNA's total cash flows or financial position but will reduce iDNA's reported income.
iDNA plans to adopt the prospective method of adopting SFAS 123R, and expects to record approximately $77,000 of additional stock-based compensation expense during Fiscal 2007 for stock options granted prior to February 1, 2006, plus the expense related to options granted during Fiscal 2007, if any. The adoption will result in amounts that are similar to the current pro forma disclosures under
SFAS No. 123.

          In May 2005, FASB issued Statement No. 154, Accounting Changes and
Error Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting
Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial
Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iDNA expects that the adoption of SFAS 154 will not have a material impact on iDNA's consolidated financial position or results of operations.

          RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

          REVISED CONSOLIDATED STATEMENTS OF CASH FLOW: In Fiscal 2006, iDNA has
separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount. The principal cash flow component of iDNA's discontinued operations are changes in connection with
iDNA's self-insurance claims.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 2 - ACQUISITIONS

OTI

          On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of OTI from Flexner Wheatley & Associates ("FWA") and
MeetingNet Interactive, Inc. ("MeetingNet"). OTI is a technology company providing interactive software and hardware systems and services that facilitates audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA's subsidiary Audience Response Systems, Inc. ("ARS"), also provided similar services. With the acquisition of OTI, iDNA (i) gains access to important new clients, industries and market segments, (ii) acquires a fully developed and integrate propriety software that is an "add-in" application module with
Microsoft(R) Office PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not currently served by iDNA and (iii) expands its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition is principally its (i)
industry position, (ii) assembled workforce, (iii) proprietary software, (iv)
trademarks and (iv) client lists and client relations.

          In exchange for the acquisition of all of the outstanding membership interests of OTI, iDNA (i) paid $744,000 at closing from iDNA's available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million ("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of iDNA Common Stock to FWA and MeetingNet valued at
$258,000, representing the fair value of the iDNA Common Stock at the date of acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon
OTI's meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008.

          As part of the OTI acquisition, Mark Fite, entered into an employment agreement with OTI under which he has agreed to serve as President of OTI for an initial term of three years. Under the terms of the employment agreement, Mr.
Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of OTI. iDNA also granted stock options to all active OTI employees to acquire an aggregate of 66,500 shares of iDNA Common Stock, subject to vesting over a three year period and subject to OTI's meeting certain minimum financial performance criterion for
Fiscal 2007 and Fiscal 2008. The exercise price for the stock options granted to
Mr. Fite and the OTI employees was set at the fair value of iDNA's Common Stock as of the date of the OTI acquisition, $0.52 per share.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 2 - ACQUISITIONS (CONTINUED)

          The components and allocation of the purchase price were as follows
(in thousands):

                                           Amount
                                           ------
Components of purchase price:
   Cash paid at closing                    $  744
   Promissory notes issued at closing       1,489
   Common stock issued at closing             258
   Transaction costs                          268
                                           ------
      Total purchase price                 $2,759
                                           ======

Allocation of purchase price:
   Current assets                          $1,303
   Property and equipment                   1,228
   Goodwill arising in the acquisition        959
   Other intangible assets                    300
                                           ------
                                            3,790
   Accounts payable and accrued expenses     (497)
   Due to former OTI Members                 (534)
                                           ------
   Net assets acquired                     $2,759
                                           ======

          As a consequence of OTI acquisition and in accordance with SFAS No.
141 Business Combinations, iDNA initially recognized goodwill and other intangible assets of $959,000 and $300,000, respectively. iDNA has estimated lives for these intangible assets of 5 to 7 years. For the period of November
18, 2005, the date of acquisition, to January 31, 2006, iDNA charged to operations $10,000 for the amortization of these intangibles. iDNA has engaged the valuation services of an independent third party appraisal company to assist
iDNA with respect to the final determination of the fair value of tangible and intangible assets acquired in accordance with SFAS No. 141 Business Combinations and may, depending on the results of that valuation, adjust the preliminary allocation of the purchase price.

          iDNA does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

The Campus Group

          In July 2003, iDNA consummated a Stock Purchase Agreement whereby iDNA acquired all outstanding capital stock of four affiliated companies, Campus
Group Companies, Inc., Audience Response Systems, Inc, Interactive Conferencing
Network, Inc. and Multi-Video Services, Inc., collectively known as The Campus
Group, from Mr. Steve Campus and certain Family Trusts. The Campus Group was
iDNA's second acquisition in the corporate communication, education and training industry. Through the acquisition of The Campus Group, iDNA expanded its service offerings to corporate clients and broadened iDNA's client base. The Campus
Group's operations are service in nature requiring moderate investments in technology. The significant value in the acquisition is principally its (i)
industry position (ii) assembled workforce, (iii) management strength (iv)
trademarks, (v) client lists and client relations, and (vi) client industry expertise.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 2 - ACQUISITIONS (CONTINUED)

          In exchange for the acquisition of all of the outstanding capital stock of The Campus Group, iDNA (i) paid $2.8 million at closing from iDNA's available cash balances, (ii) issued to Mr. Campus and certain family trusts promissory notes of $9.9 million, and (iii) issued to a family trust a convertible promissory note of $2.8 million. For financial reporting purposes, the effective date of the transaction was July 31, 2003.

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
                                           =======

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 2 - ACQUISITIONS (CONTINUED)

          iDNA engaged the valuation services of an independent third party appraisal company to assist iDNA with respect to determining the fair value of tangible and intangible assets acquired in accordance with SFAS No. 141 Business
Combinations. As a consequence of The Campus Group acquisition, iDNA recorded goodwill and other intangible assets of $4.4 million and $9.5 million, respectively. Based upon the valuation analysis of The Campus Group assets, the following values were assigned to each intangible asset classification (in thousands):

          Description            Amount   Estimated Useful Life
------------------------------   ------   ---------------------
Client relationships and lists   $9,323   17 years
Non-competition agreement           159   9 years
                                 ------
                                 $9,482
                                 ======

          iDNA does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

OMI

          In April 2003, iDNA consummated a Merger Agreement and Plan of
Reorganization whereby iDNA acquired all of the outstanding common stock of OMI
Business Communications, Inc. ("OMI") from Mr. Dean R. Thompson, sole stockholder of OMI. OMI was iDNA's initial acquisition into the corporate communication, education and training industry. iDNA management has significant experience in the corporate communication industry and identified OMI to initiate iDNA's strategy to acquire businesses in this industry. OMI's operations are service in nature requiring moderate investments in technology.
The significant value in the acquisition is principally its (i) industry position (ii) assembled workforce, (iii) management strength and (vi) potential to serve as a platform for future acquisitions in the industry.

          In exchange for the acquisition of all of the outstanding common stock of OMI, iDNA (i) issued 200,000 shares of iDNA Common Stock, valued at $26,000
(ii) assumed $814,000 in bank debt and capital lease obligations to financial institutions and (iii) issued a promissory note payable to Mr. Thompson in the amount of $153,000, payable in monthly installments of principal and interest over a 36 month period. In addition to the initial payments, iDNA agreed to a contingent payment to Mr. Thompson of $150,000 based upon OMI's financial performance during the three-year period ending January 31, 2006. In the event
Mr. Thompson meets the performance objectives during the three-year period, pro rata compensation expense would be charged to operations in each year that the performance objectives are met. For financial reporting purposes, the effective date of the merger was April 1, 2003.

          As part of the OMI acquisition, OMI entered into a five year employment agreement with Mr. Thompson under which Mr. Thompson will serve as
President of OMI and, subject to certain limitations, will have control over the day-to-day operations of OMI. Under the terms of the employment agreement, Mr.
Thompson will be entitled to base compensation of $175,000 per year, a grant of stock options for up to 200,000 shares of iDNA Common Stock and a performance bonus, which will be charged to operations, based upon the operating results of
OMI.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

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
                                           ======

          As a consequence of the OMI acquisition, iDNA recorded goodwill of
$541,000. iDNA does not expect amortization of goodwill, if any, to be deductible for income tax purposes.

          The following sets forth the pro forma condensed results of operations of iDNA and OTI for Fiscal 2006 and Fiscal 2005 as if the acquisitions were consummated on February 1, 2004. Prior to OTI's acquisition, OTI, used a
December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for iDNA for the year ended January 31 with the historical results of, OTI for the year ended December 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows (in thousands):

                                                     Year Ended January 31,
                                                     ----------------------
                                                          2006      2005
                                                        -------   -------
Service revenues                                        $18,990   $16,678
                                                        =======   =======
Net income (loss) from continuing operations            $   153   $(3,515)
                                                        =======   =======
Income (loss) per share from continuing operations      $  0.02   $ (0.35)
                                                        =======   =======

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 3 - PROPERTY AND EQUIPMENT

          The components of property and equipment are as follows (in thousands):

                                January 31,
                              ---------------
Description                    2006     2005    Estimated Useful Life
---------------------------   ------   ------   --------------------------------
Leasehold Improvements        $  357   $  357   Lesser of useful life or term of
                                                lease
Machinery & Equipment          2,039    1,280   5 years
Computer Equipment               955      858   3 years
Furniture & Fixtures             261      238   5 years
Automobiles                       59       80   2 - 3 years
Software                       1,112      509   5 to 10 years
Small Tools                       35        4   18 to 24 months
Film Library                     130      130   5 years
                              ------   ------
                               4,948    3,456
Less
   Accumulated depreciation   (2,029)  (1,216)
                              ------   ------
                              $2,919   $2,240
                              ======   ======

          Depreciation expense was $833,000, $762,000 and $438,000 for Fiscal
2006, Fiscal 2005 and Fiscal 2004, respectively.

NOTE 4 - INVESTMENT IN AFC

          On April 5, 2000, iDNA, through its wholly owned subsidiary National
Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading International, Inc. ("Reading"), formerly known as Reading Entertainment, Inc. for an initial investment of $11.1 million.
At April 5, 2000, the investment exceeded iDNA's share of the net assets of AFC by approximately $5.6 million, which is being treated in a manner similar to goodwill (see Note 1).

          While AFC is currently owned 50% by iDNA and 50% by Reading, its articles and bylaws provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the
Chairman of Reading shall cast the deciding vote.

          iDNA uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, iDNA
recorded income from its investment in AFC of $744,000, $344,000 and $333,000, respectively, representing its share of AFC's income.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 4 - INVESTMENT IN AFC (CONTINUED)

          Summarized financial statement information for AFC as of December 31,
2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                   December 31,
                                 ---------------
                                  2005     2004
                                 ------   ------
CONDENSED BALANCE SHEET:
   Current assets                $1,135   $  755
   Property and equipment, net    1,029    1,150
   Goodwill                       6,299    6,888
   Other assets                      89       89
                                 ------   ------
                                 $8,552   $8,882
                                 ======   ======

   Current liabilities           $  877   $  583
   Non-current liabilities        1,949    1,779
   Members' equity                5,726    6,520
                                 ------   ------
                                 $8,552   $8,882
                                 ======   ======

                                                 For the Year Ended
                                                    December 31,
                                              ------------------------
                                               2005     2004     2003
                                              ------   ------   ------
CONDENSED STATEMENT OF EARNINGS:
   Revenues                                   $6,487   $5,093   $5,791

   Film rental                                 1,488      941    1,320
   Operating costs                             2,492    2,505    2,744
   Depreciation and amortization                 752      787      850
   General and administrative expenses           268      171      211
                                              ------   ------   ------
                                               5,000    4,404    5,125
                                              ------   ------   ------
   Net income                                 $1,487   $  689   $  666
                                              ======   ======   ======
   iDNA's proportionate share of net income   $  744   $  344   $  333
                                              ======   ======   ======

NOTE 5 - FINANCIAL INSTRUMENTS

          iDNA has various financial instruments including cash and cash equivalents, marketable securities, investments in affordable housing limited partnerships, miscellaneous other assets, promissory notes and a loan guaranteed by the U.S. Small Business Administration ("SBA Loan"). Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. iDNA has determined that their carrying values approximate estimated fair values.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 6 - OTHER LIABILITIES

          The components of other liabilities are as follows (in thousands):

                                               January 31,
                                             ---------------
                                              2006     2005
                                             ------   ------
Accrued interest                             $  485   $  350
Accrued salary, wages and related benefits   $  595   $  387
Accrued expenses                                619      595
Accrued state and local taxes                    47       60
                                             ------   ------
   Total                                     $1,746   $1,392
                                             ======   ======

NOTE 7 - CURRENT AND LONG TERM OBLIGATIONS

          As a consequence of iDNA's acquisition of OTI effective November 18,
2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes of $1.5
million. The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI Promissory Notes are secured by the membership interests of OTI. At January 31, 2006, iDNA had outstanding obligations under the terms of the OTI Promissory Notes of $1.5 million and accrued interest of $15,000.

          On July 14, 2004, iDNA consummated a Loan and Security Agreement
("Loan Agreement") with a lender and issued a promissory note ("Note") of $1.0 million. The lender, Time Passages Corp., is an unaffiliated third party lender.
The President of Time Passages Corp. was a former director of iDNA who last served on iDNA's board in January 2002. Pursuant to the terms of the Note, (i)
the outstanding principal of the Note was due July 13, 2005, (ii) iDNA was required to pay interest only, monthly and in arrears, during the term of the
Note and (iii) the Note bore interest at 20% per annum. In January 2005 and
February 2005, iDNA prepaid $650,000 and $350,000, respectively, and retired the
Note.

          As a consequence of iDNA's acquisition of The Campus Group effective
July 31, 2003, iDNA issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of $2.8 million. Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes")
issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes.
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA,
(ii) requires principal payments to commence upon the retirement of the Base
Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus
Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA Common Stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA Common Stock prior to repayment of the

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 7 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At January 31, 2006, iDNA had outstanding obligations under the terms of the Base Notes, Trailing Notes and Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively and accrued interest of $470,000.

          As a consequence of iDNA's acquisition of OMI effective April 1, 2003,
iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Thompson in the amount of $153,000.

          During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest through July 2006.
The Term Loan, which has an outstanding balance of $28,000 at January 31, 2006, bears interest at the rate of 8.25% per annum and is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

          On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At January
31, 2006, the remaining balance of the SBA Loan of $357,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The loan bears interest at the rate of 4% per annum and is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

          The promissory note payable to Mr. Thompson is payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. At January 31, 2006, there was $32,000 outstanding under the promissory note.

          The components of long term obligations and convertible debt at
January 31, 2006 and January 31, 2005 are as follows (in thousands):

                               January 31,
                            -----------------
                              2006      2005
                            -------   -------
Capital leases              $    --   $    21
Promissory note                  32        73
Term loan                        28        95
SBA loan                        357       383
Promissory note                  --       350
OTI promissory notes          1,489        --
Base promissory notes         6,046     6,065
Trailing promissory notes     3,275     3,275
Convertible debt              2,825     2,825
                            -------   -------
                             14,052    13,087
Less current maturities      (1,111)   (1,612)
                            -------   -------
Long-term obligations and
   convertible debt         $12,941   $11,475
                            =======   =======

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 7 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

          iDNA's current maturities and convertible debt obligations at January
31, 2006 are as follows (in thousands):

                 Amount
                -------
2006            $ 1,111
2007              1,275
2008              1,524
2009              1,805
2010              1,648
   Thereafter     6,689
                -------
                $14,052
                =======

          The liability due to former OTI Members represents the net amount outstanding for various loans and advances made by the former members of OTI prior to the OTI acquisition by iDNA. The loans and advances do not bear interest. Pursuant to the terms of the Member Interest Purchase Agreement, repayments to reduce the loans and advances are to be made periodically when cash requirements of OTI permit and shall be repaid in full prior to May 18,
2006. No payments were made by iDNA during Fiscal 2006. At January 31, 2006, the balance due the former OTI Members was $530,000.

NOTE 8 - INCOME TAXES

          The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

                                           Years Ended
                                           January 31,
                                       -------------------
                                       2006   2005    2004
                                       ----   ----   -----
Current
   Federal                              $30    $--   $  --
   Foreign                               --     --    (287)
   State                                 45     30    (108)
                                        ---    ---   -----
                                         75     30    (395)
Deferred
   Federal                               --     --      --
   Foreign                               --     --      --
   State                                 --     --      --
                                        ---    ---   -----
                                         --     --      --
                                        ---    ---   -----
Total                                    75     30    (395)
Allocated to discontinued operations     (5)    --     415
                                        ---    ---   -----
Continuing operations                   $70    $30   $  20
                                        ===    ===   =====

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 8 - INCOME TAXES (CONTINUED)

          For Fiscal 2004, iDNA recorded income tax benefits of $395,000 that represent either (i) adjustments that increased the previously estimated amount of net operating losses eligible to be carried back against prior years taxable income or (ii) adjustments to revise (reduce) previous estimates of certain income taxes. For Fiscal 2004 $415,000 of the tax benefit is a component of discontinued operations.

          As of January 31, 2006 iDNA has federal net operating loss carryforwards of $86.8 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire: $22.1 million in Fiscal 2019, $23.4 million in Fiscal 2020, $21.8 million in Fiscal
2021, $10.6 million in Fiscal 2022, $5.3 million in Fiscal 2023, $3.0 million in
Fiscal 2024 and $607,000 in Fiscal 2025. As of January 31, 2006, iDNA has state and local operating loss carryforwards of $39.0 million which will expire: $16.0 million, in Fiscal 2021, $9.0 million in Fiscal 2022, $9.0 million in Fiscal
2023 and $5.0 million in Fiscal 2024.

          As a result of iDNA's November 3, 2000 repurchase of shares of its
Common Stock, iDNA underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling $63.8 million incurred prior to November 3, 2000 will be subject to significant annual limitation. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $23.0 million as of January 31,
2006, are not subject to the Section 382 limitation.

          As of January 31, 2006, iDNA also has unused low income housing credits totaling $4.3 million which expire: $569,000 in Fiscal 2013, $820,000 in
Fiscal 2019, $953,000 in Fiscal 2020, $968,000 in Fiscal 2021, $898,000 in
Fiscal 2022, $50,000 in Fiscal 2023, $12,000 in Fiscal 2024 and $10,000 in
Fiscal 2025. Of such low income housing credits, $3.1 million were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above.

          As of January 31, 2006, iDNA has $926,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 8 - INCOME TAXES (CONTINUED)

          The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                               January 31,
                                                          -------------------
                                                            2006       2005
                                                          --------   --------
Deferred tax assets:
   Self-insurance claims                                  $     82   $     90
   State income taxes                                          106         --
   Accrued liabilities                                         158        371
   Tax credits carryforwards                                 5,214      5,178
   Net operating loss carryforwards (federal and state)     32,417     32,461
   Other                                                        10         10
                                                          --------   --------
      Total deferred tax assets                             37,987     38,110
                                                          --------   --------
Deferred tax liabilities:
   Depreciation                                                (92)      (124)
   Limited partnership investments                          (1,293)      (941)
                                                          --------   --------
      Total deferred tax liabilities                        (1,385)    (1,065)
                                                          --------   --------
Net deferred tax asset before valuation allowance           36,602     37,045
Less: valuation allowance                                  (36,602)   (37,045)
                                                          --------   --------
Net deferred tax asset                                    $     --   $     --
                                                          ========   ========

          A valuation allowance for all of iDNA's net deferred tax assets has been provided as iDNA is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2006, Fiscal 2005 and Fiscal 2004 was $443,000, $2.4 million and $828,000, respectively.

          Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                  Years Ended January 31,
                                                  -----------------------
                                                   2006    2005    2004
                                                  -----   -----   -----
Statutory rate                                    (35.0)% (35.0)% (35.0)%
Permanent differences                             159.8    13.8     6.0
State income taxes (net of federal tax benefit)     6.6     0.6     0.4
Deferred tax valuation allowance                  (98.1)   76.6    25.8
Tax credits                                        (4.1)    4.1     3.4
Expense due to AMT NOL limitation                   5.6      --      --
Adjustment to NOL carryforward                    (20.9)  (58.5)     --
Other                                               1.8    (0.7)     --
                                                  -----   -----   -----
   Effective Tax Rate                              15.7%     .9%     .6%
                                                  =====   =====   =====

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 9 - STOCKHOLDERS' EQUITY AND PREFERRED STOCK

Preferred Stock

          iDNA is authorized to issue up to 5,000,000 shares of Preferred Stock, in one or more series, having such preferences and terms as the Board of
Directors may determine. At January 31, 2006 and 2005, there were no outstanding shares of Preferred Stock.

Sale of Treasury Stock

          In July 2004, iDNA initiated a private placement ("iDNA Private
Placement") whereby iDNA offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the iDNA Private Placement, iDNA sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption there from. In the event that iDNA proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the iDNA Private Placement will be included in such registration.

Warrants to be Issued to Eligible Shareholders

          As a consequence of the New York Settlement Stipulation (see Note 15),
iDNA agreed to issue to the class of Eligible Shareholders warrants to purchase additional iDNA Common Stock. Each Eligible Shareholder was required to submit a proof of claim by December 15, 2005. Based upon the final submission of claims,
iDNA issued 100,282 warrants in April 2006 to Eligible Shareholders. Each warrant issued by iDNA has a five year term and is exercisable for shares of
iDNA Common Stock at a price of $1.55 per share. For Fiscal 2006, iDNA charged other income $25,000 for the expense of the fair value of the warrants to be issued to the Eligible Shareholders.

Stock Grants and Awards

          In February 2005, iDNA issued 100,000 shares of unregistered, restricted treasury stock as compensation for professional services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000. The restricted shares may not be sold or otherwise transferred without registration under the
Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

          As a consequence of iDNA's significant acquisitions consummated during
Fiscal 2004, iDNA granted 372,000 shares of iDNA Common Stock pursuant to the
2003 Restricted Stock Plan (see Note 10) valued at $119,000 representing the fair value of the iDNA Common Stock at the time of award. Accordingly, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003
Plan grant, which was reported as a component of stockholders' equity, during
Fiscal 2004. In addition, iDNA awarded to three of its executive business managers, other than its Chief Executive Officer, an aggregate of 350,000 shares of unregistered, restricted iDNA Common Stock from treasury stock valued at
$95,000 representing the fair value of the iDNA Common Stock at the time of the award. iDNA charged $95,000 in compensation expense to operations in Fiscal 2004 for the award of iDNA Common Stock.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 9 - STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

          iDNA issued 300,000 shares of iDNA Common Stock from treasury stock in
Fiscal 2004 to certain professional advisors for their services rendered in connection with iDNA's acquisition initiatives consummated during the year. The
300,000 shares of iDNA Common Stock, valued at $82,000 at the time of grant, have been accounted for as a component of the cost of the acquisitions.

Stockholders' Rights Plan

          On September 26, 2001, iDNA's Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of
iDNA Common Stock to stockholders of record at the close of business on October
8, 2001 (the "Record Date"). Under certain circumstances, a Right may be exercised to purchase from iDNA a unit consisting of one one-hundredth of a share (a "Unit") of Series D Junior Participating Preferred Stock, par value
$.05 per share (the "Series D Preferred Stock") at a Purchase Price of $5.00 per
Unit, subject to adjustment.

          The Rights become exercisable upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of
15% or more of the outstanding shares of iDNA Common Stock (the "Stock
Acquisition Date"), other than as a result of repurchases of stock by iDNA or certain inadvertent actions by institutional or certain other stockholders, or
(ii) 10 business days (or such later date as the Board shall determine)
following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Once exercisable, and in some circumstances if certain additional conditions are met, the rights plan allows
iDNA shareholders (other than the acquirer) to purchase, at a substantial discount, iDNA Common Stock or common stock in the surviving acquirer in the event of a merger.

          The Rights will expire on September 26, 2011 and may be redeemed by
iDNA for $0.01 per Right at any time prior to the close of business on the later of (i) the tenth business day following the acquisition by a person or group of beneficial ownership of 15% or more of iDNA 's Common Stock or (ii) the tenth business day (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

NOTE 10 - BENEFITS PLANS

2005 Equity Compensation Plan

          iDNA's 2005 Equity Compensation Plan ("2005 Plan") was created in
Fiscal 2006 and approved by iDNA's shareholders on January 31, 2006. The 2005
Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees, advisors and non-employee members of the Board of Directors.
The total number of shares available for options or awards granted under the
2005 Plan is 2,000,000 shares. No options were granted under this Plan in Fiscal
2006. There were 2,000,000 shares available for future stock awards or option grants at January 31, 2006.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 10 - BENEFITS PLANS (CONTINUED)

1993 Equity Incentive Plan

          iDNA's 1993 Equity Incentive Plan (the "1993 Plan") provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees, advisors and non-employee members of the Board of Directors. The total number of shares available for options or awards granted under the 1993 Plan is 2,200,000 shares. During Fiscal 2006, there were 507,509 stock options granted under the
1993 Plan, each stock option subject to vesting over a specific period of time and, in certain cases, performance criterion. There were 455,557 stock options cancelled under the 1993 Plan during Fiscal 2006 principally as a consequence of the shareholder settlement (see Note 15). There were 245,000 stock options cancelled under the 1993 Plan during Fiscal 2004. Pursuant to the 1993 Plan, there were 321,400 shares available for future stock awards or option grants at
January 31, 2006. No options were granted under the 1993 Plan in Fiscal 2005 and
Fiscal 2004.

          A summary of all options granted, exercised, and cancelled under the
1993 Plan and the 2005 Plan for Fiscal 2006, Fiscal 2005 and Fiscal 2004 is as
follows:

                                                                         Years Ended January 31,
                                         ----------------------------------------------------------------------------------------
                                                     2006                          2005                          2004
                                         ----------------------------  ----------------------------  ----------------------------
                                                     Weighted Average              Weighted Average              Weighted Average
                                           Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                                         ----------  ----------------  ----------  ----------------  ----------  ----------------

Options outstanding - beginning of year   1,630,000        $0.80        1,630,000        $0.80        1,875,000       $0.84
   Granted                                  507,509        $0.59               --        $  --               --       $  --
   Exercised                                     --        $  --               --        $  --               --       $  --
   Cancelled                               (455,557)       $0.66               --        $  --         (245,000)      $1.12
                                         ----------                    ----------                    ----------
Options outstanding - end of year         1,681,952        $0.78        1,630,000        $0.80        1,630,000       $0.80
                                         ==========        =====       ==========        =====       ==========       =====
Exercisable, at end of year               1,285,000                     1,630,000                     1,630,000
                                         ==========                    ==========                    ==========
Available for grant                       2,321,400                       373,352                       373,352
                                         ==========                    ==========                    ==========
Weighted average fair value per
   share of options granted during year  $     0.50                    $       --                    $       --
                                         ==========                    ==========                    ==========

          The outstanding options expire at dates through the year 2014. A summary of stock options outstanding and exercisable as of January 31, 2006 is as follows:

                                   Options Outstanding                           Options Exercisable
                  ------------------------------------------------------   ------------------------------
   Range of                        Weighted Average     Weighted Average                 Weighted Average
   Per Share         Number     Remaining Contractual      Per Share          Number        Per Share
Exercise Prices   Outstanding       Life (years)         Exercise Price    Exercisable    Exercise Price
---------------   -----------   ---------------------   ----------------   -----------   ----------------

$0.52 to $0.92     1,256,952            4.98                 $0.65            860,000         $0.67
$1.03 to $1.15       350,000            3.40                  1.04            350,000          1.04
$1.66                 75,000            2.21                  1.66             75,000          1.66
                   ---------                                                ---------
Total              1,681,952                                                1,285,000
                   =========                                                =========

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 10 - BENEFITS PLANS (CONTINUED)

2003 Restricted Stock Plan

          As a consequence of the significant acquisitions consummated during
Fiscal 2004, iDNA sponsored a 2003 Restricted Stock Plan (the "2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA.
During Fiscal 2004, there were 372,000 shares of Common Stock granted under the terms of the 2003 Plan at an estimated fair value of $0.32 per share. Each share granted is restricted and unregistered stock and each award vests at the rate of
20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For
Fiscal 2004, iDNA recorded deferred compensation expense of $119,000, in connection with the 2003 Plan grants, which was recorded as a component of shareholders' equity. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted iDNA Common
Stock. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, deferred compensation amortization expense was $24,000, $24,000 and $6,000, respectively.

401(k) Savings and Profit Sharing Plan

          As a consequence of iDNA's acquisition of OTI during Fiscal 2006, iDNA maintained two employee defined contribution benefit programs under IRS Code section 401(k) from November 18, 2005 to December 31, 2005. The two employee benefit plans maintained were (i) NAC 401(k) Savings and Profit Sharing Plan
("NAC 401k") and (ii) Option Technologies Interactive, LLC 401(K) Profit Sharing
Plan ("OTI 401k"). Effective December 31, 2005, iDNA merged the OTI 401k plan into the NAC 401k (the "2005 Plan Merger") and all previously unvested balances for all active employees became vested at December 31, 2005.

          Prior to the 2005 Plan Merger, the OTI 401k covered substantially all
OTI employees who had completed one year of service. The OTI 401k allowed eligible employees to contribute up to 50% of their compensation on a pre-tax basis. The OTI 401k provided for a safe harbor matching contribution of (i) 100%
of the first 3% of the employee's contribution, (ii) 50% of the next 2% of the employees' contribution for a maximum of 4% matching contribution and (iii)
vesting for the OTI matching contribution is immediate. iDNA charged to operations OTI's matching contributions of $3,000.

          As a consequence of iDNA's acquisitions consummated during Fiscal 2004
iDNA maintained three employee defined contribution benefit programs under IRS
Code section 401(k) from the date of each acquisition to December 31, 2003. The three employee benefit plans maintained were (i) NAC 401(k), (ii) The Campus
Group 401(k) Plan ("Campus 401k"), and (iii) the OMI 401(K) Profit Sharing Plan
("OMI 401k"). Effective December 31, 2003, iDNA merged the Campus 401k and the
OMI 401k plans into the NAC 401k (the "2003 Plan Merger") and all previously unvested balances for all active employees became vested at December 31, 2003.

          Prior to the 2003 Plan Merger, the Campus 401k covered substantially all The Campus Group employees who had completed one year of service. The Campus
401k allowed eligible employees to contribute up to 50% of their compensation on a pre-tax basis. The Campus 401k provided for a discretionary matching contribution at the end of each plan year. Discretionary contributions under the
Campus 401k vest incrementally over 6 years. There were no discretionary matching contributions for Fiscal 2004.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 10 - BENEFITS PLANS (CONTINUED)

          Prior to the 2003 Plan Merger, the OMI 401k covered substantially all
OMI employees who had completed one month of service. The OMI 401k allowed eligible employees to contribute up to 50% of their compensation on a pre-tax basis. OMI matched 50% of the first 6% of the employees' contribution to a maximum of $3,000 per annum. OMI matching contributions under the OMI 401k vest after 3 years of employment. For the period April 1, 2003 to December 31, 2003,
iDNA charged to operations for OMI's matching contributions $13,000.

          The NAC 401k covered substantially (i) all iDNA employees and (ii) as of December 31, 2003, all active employees who (a) were covered under the Campus
401k and OMI 401k and (b) had completed 90 days of service and (iii) as of
December 31, 2005 all active employees who where covered under the OTI 401k and had completed 90 days of service. The NAC 401k allows eligible employees to contribute up to 50% of their compensation on a pre-tax basis. Prior to December
31, 2003, iDNA matched 50% of the first 4% of the employees' contribution and the contributions vested incrementally over 6 years. Subsequent to the 2003 Plan
Merger, the NAC 401k provides a safe harbor matching contribution for Fiscal
2006 and Fiscal 2005 of (i) 100% of the first 3% of the employee's contribution,
(ii) 50% of the next 2% of the employees' contribution for a maximum of 4%
matching contribution and (iii) vesting for the iDNA matching contribution is immediate. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, the charge to operations for iDNA's contribution to the NAC 401k was $164,000, $162,000 and
$26,000, respectively.

          iDNA does not provide post-retirement or post-employment benefits to its employees.

NOTE 11 - RELATED PARTY TRANSACTIONS

          Pursuant to the terms of the OTI Membership Purchase Agreement dated
November 18, 2005, iDNA is obligated to repay the former OTI Members for certain loans and advances made by the former OTI Members prior to the OTI acquisition by iDNA. At January 31, 2006, the balance due the former OTI Members was
$530,000 and for Fiscal 2006, no payments were required or made by iDNA.

          The Campus Group leases its corporate headquarters in Tuckahoe, New
York and its Bohemia, New York warehouse and distribution center from a former
The Campus Group shareholder. The leases expire in April 2010. The annual lease commitment during the term is $175,000 per annum. iDNA charged to operations rent expense of $175,000 and $175,000 for Fiscal 2006 and Fiscal 2005,
respectively, and $87,000 for the period August 1, 2003 (date of commencement)
to January 31, 2004.

          Pursuant to the terms of The Campus Group Stock Purchase Agreement dated July 31, 2003, iDNA repaid certain loans and advances to former The Campus
Group shareholders (see Note 2). Prior to iDNA's acquisition, former shareholders of The Campus Group loaned and advanced $1.3 million for the day-to-day working capital needs of the business. iDNA repaid in full the shareholder loans and advances in periodic installments, as required, prior to
January 31, 2004.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

          Effective April 2001, iDNA consummated an agreement to sub-lease its
New York corporate headquarters from Mallory Factor Inc. Pursuant to the terms of the Sublease Agreement, iDNA subleases its 5,500 square foot New York headquarters and iDNA issues all payments directly to the landlord in accordance with the terms of the Master Lease. The sublease agreement provides for an annual base rent of $199,000 and the term expires July 31, 2006. Mallory Factor, who was a member of iDNA's Board of Directors from December 2000 until January
2002, is a principal at Mallory Factor Inc.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Self-Insurance Reserves for Property Damage and Personal Injury Claims.

          iDNA is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations (see Note
16). iDNA estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, iDNA's historical loss experience and projected loss factors.
The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.
As a consequence of iDNA's sale of its automobile rental operations in 1995,
iDNA believes that all incurred claims have been reported to iDNA and that there are no longer any incurred but not yet reported claims to be received by iDNA.
iDNA's self-insurance liability at January 31, 2006 and 2005 was $235,000 and
$256,000, respectively.

          Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. At
January 31, 2006, iDNA had accrued $235,000 to cover all outstanding self-insurance liabilities. As additional information regarding iDNA's potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Other Litigation

          In the normal course of its business, iDNA is named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments

          iDNA leases office and warehouse facilities in Florida, Indiana, New
York and Utah under leases expiring at various dates. iDNA's ZoomLot subsidiary has subleased its office in Phoenix, AZ to an unaffiliated third party for the remainder of its term which expires in September 2006 at a base rate of $169,000 to the end of the term. In addition to the lease base rents, iDNA is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31, 2006, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows (in thousands):

Fiscal Year   Amount
-----------   ------
2007          $  691
2008             455
2009             217
2010             175
2011              44
Thereafter        --
              ------
              $1,582
              ======

NOTE 13 - SIGNIFICANT CLIENTS

          Revenues for Fiscal 2006, Fiscal 2005 and Fiscal 2004 were $14.1 million, $11.3 million and $7.1 million, respectively. Pfizer Inc. and
BearingPoint, Inc. accounted for 21% and 13%, respectively of service revenues for Fiscal 2006. Pfizer Inc, and R&D Strategic Solutions, Inc. accounted for 36%
and 13%, respectively, of service revenues for Fiscal 2005. For Fiscal 2004,
Pfizer, Inc., Booz Allen Hamilton Inc. and Cardinal Health, Inc. accounted for
18%, 13% and 13%, respectively, of service revenues. The loss of any one such client could have a material adverse effect on iDNA.

          iDNA is subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate value of large meeting or event schedules with its clients. These concentrations of client meetings or events may impact our overall exposure to credit risk, either positively or negatively, in that our clients may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to iDNA. At January 31, 2006, one client comprised approximately 42% of iDNA's accounts receivable. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for iDNA's credit loss exposure. At January 31, 2006 and 2005, the allowance for doubtful accounts was $105,000 and $65,000, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present unaudited quarterly financial information for
Fiscal 2006 and Fiscal 2005 (in thousands, except per share amounts):

                                                                     Quarter
                                                        ---------------------------------
                                                         First   Second    Third   Fourth
                                                        ------   ------   ------   ------

FISCAL 2006
Total service revenue                                   $2,864   $1,632   $4,503   $5,091
Gross profit                                             1,367      364    2,113    2,084

Income (loss) from continuing operations                $ (374)  $   79   $   97   $ (317)
Discontinued operations, net of tax                          2       14       --       (2)
                                                        ------   ------   ------   ------
Net income (loss)                                       $ (372)  $   93   $   97   $ (319)
                                                        ======   ======   ======   ======
Basic and diluted income (loss) earnings per share(1)
   Continuing operations                                $ (.04)  $  .01   $  .01   $ (.03)
   Discontinued operations                                  --       --       --       --
                                                        ------   ------   ------   ------
   Net income (loss) per share                          $ (.04)  $  .01   $  .01   $ (.03)
                                                        ======   ======   ======   ======
FISCAL 2005
Total service revenue                                   $3,293   $2,388   $2,999   $2,663
Gross profit                                             1,346    1,047    1,153      901

Income (loss) from continuing operations                $ (669)  $ (679)  $ (829)  $ (987)
Discontinued operations, net of tax                         (1)      (5)      --        6
                                                        ------   ------   ------   ------
Net income (loss)                                       $ (670)  $ (684)  $ (829)  $ (981)
                                                        ======   ======   ======   ======
Basic and diluted income (loss) earnings per share(1)
   Continuing operations                                $ (.07)  $ (.07)  $ (.08)  $ (.10)
   Discontinued operations                                  --       --       --       --
                                                        ------   ------   ------   ------
   Net income (loss) per share                          $ (.07)  $ (.07)  $ (.08)  $ (.10)
                                                        ======   ======   ======   ======

(1) The sum of the quarters do not equal year to date.

NOTE 15 - SHAREHOLDER COMPLAINT SETTLEMENT

Shareholder Complaints

          In July and August 2001, iDNA received three separate derivative complaints filed with the Court of Chancery of Delaware ("Delaware Court") by each of Academy Capital Management, Inc ("Academy Complaint")., Levy Markovich,
("Markovich Complaint") and Harbor Finance Partners ("Harbor Complaint"), all
shareholders of iDNA, against James J. McNamara, John A. Gleason, William S.
Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor,
and Thomas F. Carney, Jr. (the "Director Defendants") and names iDNA as a nominal defendant. By order of the Delaware Court on November 12, 2001, the
Academy, Markovich and Harbor Complaints were consolidated under the title "In re National Auto Credit, Inc. Shareholders Litigation," Civil Action No. 19028
NC (Delaware Court) ("Delaware Action").

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 15 - SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

          The Delaware Action principally sought: (i) a declaration that the
Director Defendants breached their fiduciary duties to iDNA, (ii) a judgment voiding an employment agreement with James J. McNamara and rescinding a stock exchange agreement in which iDNA acquired ZoomLot, (iii) a judgment voiding the grant of stock options and the award of director fees allegedly related thereto,
(iv) an order directing the Director Defendants to account for alleged damages sustained and profits obtained by the Director Defendants as a result of the alleged various acts complained of, (v) the imposition of a constructive trust over monies or other benefits received by the Director Defendants, (vi) a judgment requiring the Director Defendants to promptly schedule an annual meeting of shareholders and (vii) an award of costs and expenses.

          On October 12, 2001, iDNA received a derivative complaint filed by
Robert Zadra, a shareholder of iDNA, that had been filed with the Supreme Court of the State of New York ("New York Court") on or about October 12, 2001 against
James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald
Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and iDNA as
Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the "New York Action"). The New York Action contained allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction.
The New York Action sought (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to iDNA,
(ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director
Defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to iDNA and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

          iDNA vigorously defended against each of the respective claims made in the Delaware Action and New York Action, as it believed that the claims had no merit.

          The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held
iDNA Common Stock from December 14, 2000 through December 24, 2002 (hereinafter, the "Eligible Shareholders") up to one million warrants (one warrant per 8.23 shares of iDNA Common Stock), with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share,
(c) cancel 50% of certain stock options granted on December 15, 2000, and (d)
make certain payments for legal fees for counsel to the plaintiffs in the New
York Action. The New York Settlement Stipulation created for the benefit of iDNA a Settlement Fund in the amount of $2.5 million to be funded by an insurance policy. The New York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the Settlement Fund.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 15 - SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

          In order to facilitate the settlement and dismissal of the separate
Delaware Action as well as the New York Action, on April 22, 2005, iDNA entered into a Stock Purchase Agreement ("Agreement") with Academy Capital Management,
Inc., Diamond A. Partners, L.P., Diamond A. Investors, L.P., Ridglea Investor
Services, Inc. and William S. Banowsky (hereinafter referred to collectively as the "Selling Stockholders"). The Selling Stockholders had also raised objections to the settlement of the New York Action. The New York Court (a) had rejected the objections raised by the Selling Stockholders and (b) had approved as fair and in the best interests of iDNA and its shareholders the proposed settlement of the New York Action as set forth in the New York Settlement Stipulation. The
Selling Stockholders had then filed an appeal (the "Appeal") to such determination by the New York Court.

          Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

          o    enter into a stipulation (to be filed with the New York Court)
               pursuant to which they would (a) irrevocably withdraw, with
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

          o    enter into a stipulation (to be filed in the Delaware Court), pursuant to which they would agree to the dismissal of the
               Delaware Action with prejudice.

          The Selling Stockholders executed and delivered to iDNA and iDNA filed
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
York Action and the Delaware Action, was deemed final in June 2005 and iDNA received net proceeds of $2.0 million from iDNA's insurer from the Settlement
Fund in the New York Action.

          Pursuant to the Agreement, iDNA agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Shareholders their 1,562,500 shares of iDNA Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Shareholders. Effective June
30, 2005, iDNA purchased 1,562,500 shares of iDNA Common Stock from the Selling
Stockholders.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 15 - SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

          As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by iDNA of iDNA Common Stock from the Selling Shareholders, for Fiscal 2006, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the Selling Shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the iDNA Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of
$25,000 for the expense of the fair value of the warrants to be issued to
Eligible Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by iDNA from the Settlement Fund. The Eligible Shareholders had until December 2005 to submit their claim for one warrant for each 8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share. Based upon the final submission of claims by
Eligible Shareholders, in April 2006 iDNA issued 100,282 warrants to the
Eligible Shareholders.

          As acknowledged by the Selling Shareholders in the Agreement, iDNA was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrongdoing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA's Board of Directors.

NOTE 16 - DISCONTINUED OPERATIONS

E-commerce Operations

          Effective December 31, 2001, iDNA suspended the operations of a subsidiary, ZoomLot Corporation ("ZoomLot"), and initiated steps to discontinue the e-commerce operations which had facilitated the process by which used car dealerships, lenders and insurance companies communicated and completed consumer auto lending and other related transactions. Additionally, as a consequence of
iDNA's decision to discontinue its ZoomLot e-commerce operations, iDNA also formally exited the sub-prime used automobile consumer finance business effective December 31, 2001. As a result of these decisions, both the e-commerce and automobile finance segments have been classified as discontinued operations as of January 31, 2002.

Auto Rental and Finance Operations

          iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto
Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In the year ended January 31, 1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by iDNA. iDNA also had a dealership operation that sold cars that were retired from the rental fleet, primarily to member dealers of iDNA's automobile financing business. That operation was discontinued in the year ended January 31, 1997 as the result of
iDNA's disposal of its automobile rental operations. The results of both the auto rental and dealership operations are included in the results of discontinued operations (together as "auto rental" operations). For the years ended January 31, 2006, 2005 and 2004, the results of the discontinued auto rental operations principally represent the effects of the settlement of, and changes in iDNA's reserves for, claims against iDNA related to the self-insured claims (see Note 12).

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

NOTE 16 - DISCONTINUED OPERATIONS (CONTINUED)

          Summarized results of discontinued operations are as follows (in thousands):

                                                  Discontinued Operations
                                                --------------------------
                                                   Auto      Auto
                                                Financing   Rental   Total
                                                ---------   ------   -----
FISCAL 2006
   Revenue                                        $  20     $  --    $  20
   General and administrative expenses               (1)       --       (1)
                                                  -----     -----    -----
                                                     (1)       --       (1)
                                                  -----     -----    -----
   Income (loss) before income taxes                 19        --       19
   Provision (benefit) for income taxes               5        --        5
                                                  -----     -----    -----
   Income (loss) from discontinued operations     $  14     $  --    $  14
                                                  =====     =====    =====

FISCAL 2005
   Revenue                                        $  13     $  --    $  13
   General and administrative expenses              (13)       --      (13)
                                                  -----     -----    -----
                                                    (13)       --      (13)
                                                  -----     -----    -----
   Income (loss) before income taxes                 --        --       --
   Provision (benefit) for income taxes              --        --       --
                                                  -----     -----    -----
   Income (loss) from discontinued operations     $  --     $  --    $  --
                                                  =====     =====    =====

FISCAL 2004
   Revenue                                        $  12     $  --    $  12
   General and administrative expenses              (26)       --      (26)
                                                  -----     -----    -----
                                                    (26)       --      (26)
                                                  -----     -----    -----
   Income (loss) before income taxes                (14)       --      (14)
   Provision (benefit) for income taxes            (131)     (284)    (415)
                                                  -----     -----    -----
   Income (loss) from discontinued operations     $ 117     $ 284    $ 401
                                                  =====     =====    =====

NOTE 17 - SALE OF ASSETS

Investments in Affordable Housing Projects

          iDNA invested in affordable housing projects through its interests in various limited liability partnerships. Historically, iDNA's investment in affordable housing projects had been held for realization through the receipt of distributions from the operations of the projects and the use of the tax credits generated by the investments.

          In November 2004, iDNA sold a limited partnership interest in one of its affordable housing projects to an independent third party for $35,000. iDNA continues to retain its limited partnership interests in two projects, which at
January 31, 2006 and 2005 are included in other assets at their estimated fair market value of $100,000.

                       FINANCIAL STATEMENTS AND REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           ANGELIKA FILM CENTERS, LLC

                   At December 29, 2005 and December 30, 2004

                                       and

 For the Years Ended December 29, 2005, December 30, 2004 and December 25, 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ANGELIKA FILM CENTERS, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a
Delaware limited liability company) as of December 29, 2005 and December 30,
2004, and the related statements of income, members' equity and cash flows for the years ended December 29, 2005, December 30, 2004 and December 25, 2003.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 29, 2005 and December 30, 2004, and the results of its operations and its cash flows for the years ended December 29, 2005, December 30, 2004 and
December 25, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
----------------------

Cleveland, Ohio
March 23, 2006

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                 BALANCE SHEETS
                          (dollar amounts in thousands)

                     December 29, 2005 and December 30, 2004

                     ASSETS

                                                  DECEMBER 29,   DECEMBER 30,
                                                      2005           2004
                                                  ------------   ------------
Current Assets
   Cash                                              $  889         $  670
   Trade and other receivables                          224             61
   Concession inventories (Note A)                        9              7
   Prepaid expenses and other current assets             13             17
                                                     ------         ------
      Total current assets                            1,135            755

Property, Equipment and Leasehold Improvements,
   net (Note B)                                       1,029          1,150
Intangible With Definitive Life (Note A)              6,299          6,888
Deposits                                                 89             89
                                                     ------         ------
      TOTAL ASSETS                                   $8,552         $8,882
                                                     ======         ======

        LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities          $  555         $  440
   Due to affiliates (Note E)                           240             41
   Deferred income and other obligations                 82            102
                                                     ------         ------
      Total current liabilities                         877            583
Accrued Rental Obligations (Note C)                   1,949          1,779
                                                     ------         ------
      Total liabilities                               2,826          2,362

Commitments and Contingencies (Note D)                   --             --

Members' Equity (Note A)                              5,726          6,520
                                                     ------         ------
      TOTAL LIABILITIES AND MEMBERS' EQUITY          $8,552         $8,882
                                                     ======         ======

The accompanying notes to financial statements are an integral part of these statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENTS OF INCOME
                          (dollar amounts in thousands)

 For the years ended December 29, 2005, December 30, 2004 and December 25, 2003

                                              DECEMBER 29,   DECEMBER 30,   DECEMBER 25,
                                                  2005           2004           2003
                                              ------------   ------------   ------------

Revenue
   Theatre income                                $5,222         $4,092         $4,646
   Theatre concessions                              666            508            595
   Cafe concession sales                            412            329            405
   Rental and other income                          187            164            145
                                                 ------         ------         ------
      Total operating income                      6,487          5,093          5,791

Operating costs and expenses
   Film rental                                    1,488            941          1,320
   Operating costs                                2,492          2,505          2,744
   General and administrative expenses              209            135            176
   Depreciation and amortization                    752            787            850
                                                 ------         ------         ------
      Total operating costs and expenses          4,941          4,368          5,090
                                                 ------         ------         ------
         Income from operations                   1,546            725            701
State and local income tax expense (Note A)          59             36             35
                                                 ------         ------         ------
         NET INCOME                              $1,487         $  689         $  666
                                                 ======         ======         ======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

 For the years ended December 29, 2005, December 30, 2004 and December 25, 2003

                               NATIONAL       READING
                               CINEMAS,   INTERNATIONAL
                                 INC.          INC.        TOTAL
                               --------   -------------   -------
BALANCE AT DECEMBER 26, 2002    $ 4,335      $ 4,336      $ 8,671
   Distribution to members         (879)        (879)      (1,758)
   Net income                       333          333          666
                                -------      -------      -------
BALANCE AT DECEMBER 25, 2003      3,789        3,790        7,579
   Distribution to members       (1,137)        (611)      (1,748)
   Net income                       344          345          689
                                -------      -------      -------
BALANCE AT DECEMBER 30, 2004      2,996        3,524        6,520
   Distribution to members         (878)      (1,403)      (2,281)
   Net income                       743          744        1,487
                                -------      -------      -------
BALANCE AT DECEMBER 29, 2005    $ 2,861      $ 2,865      $ 5,726
                                =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)

 For the years ended December 29, 2005, December 30, 2004 and December 25, 2003

                                                              DECEMBER 29,   DECEMBER 30,   DECEMBER 25,
                                                                  2005           2004           2003
                                                              ------------   ------------   ------------

Cash Flows from Operating Activities:
   Net income                                                    $ 1,487        $   689        $   666
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                               752            788            850
         Accrued rental obligation                                   170            169            170
         Changes in assets and liabilities associated with
            operating activities:
               Trade and other receivables                          (163)           (45)           (12)
               Due to (from) affiliates                              199            326           (372)
               Other current assets                                    2             (4)            (2)
               Accounts payable and accrued liabilities              115            (23)           (86)
               Deferred income and other obligations                 (20)            30             16
                                                                 -------        -------        -------
                  Net cash provided by operating activities        2,542          1,930          1,230

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, equipment and
         leasehold improvements                                      (42)            --            (83)

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Distribution to members                                     (2,281)        (1,748)        (1,758)
                                                                 -------        -------        -------
            NET INCREASE (DECREASE) IN CASH                          219            182           (611)
   Cash at beginning of year                                         670            488          1,099
                                                                 -------        -------        -------
   Cash at end of period                                         $   889        $   670        $   488
                                                                 =======        =======        =======
   Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for income taxes                 $    59        $    36        $    24
                                                                 =======        =======        =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

     Years Ended December 29, 2005, December 30, 2004 and December 25, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     Angelika Film Centers LLC (AFC) is a Delaware limited liability company, whose membership interest at December 30, 2004 is held 50% by Reading
     International, Inc. (RDI) and 50% by National Cinemas, Inc. (NCI), a
     wholly-owned subsidiary of iDNA, Inc. (formerly known as National Auto
     Credit, Inc.).

     AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New
     York City.

     Fiscal Year

     AFC's fiscal year ends on the last Thursday of December. The twelve months ended December 29, 2005. December 30, 2004 and December 25, 2003 contained
     52, 53 and 52, respectively. Unless stated otherwise, references herein are to the AFC's fiscal years.

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

     Years Ended December 29, 2005, December 30, 2004 and December 25, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Income Taxes

     AFC is a limited liability company; therefore, no federal income taxes have been provided in these financial statements. Any tax liability or benefit arising from the AFC's operations is the responsibility of the individual members. AFC provides for state and city income taxes, as applicable in accordance with Statement of Financial Accounting Standards No. 109,
     Accounting for Income Taxes (SFAS 109).

     Intangible With Definitive Life

     AFC originally recorded $11,810,000 as an intangible in conjunction with an asset acquisition of the Angelika Film Center during fiscal year 1996. AFC had an independent appraisal, which was used to determine the fair value of assets acquired. AFC is amortizing the intangible on a straight-line basis over a twenty-year period, which represents the term of the theatre's lease. Accumulated amortization of the intangible is $5,511,000 and
     $4,922,000 at December 29, 2005 and December 30, 2004, respectively. The amortization expense is $589,000 for each of the next five years.

     Advertising Expense

     Advertising costs are expensed as incurred. Advertising expenses were approximately $296,000, $290,000 and $297,000 for the years ended December
     29, 2005, December 30, 2004 and December 25, 2003, respectively.

     Fair Value of Financial Instruments

     AFC has various financial instruments including cash and cash equivalents, trade and other receivables and accounts payable and accrued liabilities.
     These instruments are short-term in nature and AFC has determined that their carrying values approximate estimated fair values.

     Impairment of Long-Lived Assets

     AFC reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If there were such indicators of impairment, AFC would determine whether the estimated undiscounted sum of the future cash flows to be derived from such assets is less than their carrying amounts. If less, an impairment loss would be recognized if the carrying amounts of such assets exceeds their fair values. AFC would determine the fair values by using quoted market prices, if available, or if quoted market prices are not available, AFC would discount the expected estimated future cash flows. No impairment was recorded during the 12 months ended December 29, 2005 and December 30, 2004.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Years Ended December 29, 2005, December 30, 2004 and December 25, 2003

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

     Reclassifications
     Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 29, 2005 and December 30, 2004, property, equipment and leasehold improvements are as follows (in thousands):

                                    DECEMBER 29,   DECEMBER 30,
                                        2005           2004
                                    ------------   ------------
Leasehold improvements                 $1,339         $1,297
Furniture, fixtures and equipment         932            932
                                       ------         ------
                                        2,271          2,229
Less accumulated depreciation           1,242          1,079
                                       ------         ------
   PROPERTY, EQUIPMENT AND
      LEASEHOLD IMPROVEMENTS, NET      $1,029         $1,150
                                       ======         ======

NOTE C - LEASE COMMITMENTS

     AFC leases a theater under a non-cancelable operating lease which matures in August 2026. Rental expense was $827,000 for each of the years ended
     December 29, 2005, December 30, 2004 and December 25, 2003, respectively.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Years Ended December 29, 2005, December 30, 2004 and December 25, 2003

NOTE C - LEASE COMMITMENTS - CONTINUED

     At December 29, 2005, future minimum rental commitments on a cash basis for the next five years were as follows (in thousands):

2006                           $   692
2007                               741
2008                               741
2009                               741
2010                               741
Thereafter                      15,322
                               -------
TOTAL MINIMUM LEASE PAYMENTS   $18,978
                               =======

     AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Accrued rental obligations of $1,949,000 and
     $1,779,000 are reflected in the accompanying balance sheets as of December
     29, 2005 and December 30, 2004, respectively.

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

NOTE E - RELATED PARTY TRANSACTIONS

     Citadel Cinemas, Inc. (Citadel), an affiliate of RDI, operates and manages the Angelika Film Centers pursuant to a management agreement (the
     Agreement) entered into with the AFC in August 1996. Citadel is to be paid an annual base management fee of $152,000, as adjusted by consumer price index ("CPI") adjustments, plus a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). The management fee totaled $208,000 consisting of the base fee of $152,000 for the year ended
     December 29, 2005 plus a $55,000 adjustment to reflect CPI increases over the last several years, and $125,000 per year ended December 30, 2004 and
     December 25, 2003.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Years Ended December 29, 2005, December 30, 2004 and December 25, 2003

NOTE E - RELATED PARTY TRANSACTIONS - CONTINUED

     AFC's leasehold interest in the theater is guaranteed by both the Reading
     Company and Reading Entertainment, Inc., affiliates of RDI, through the day prior to the 15th anniversary of the lease, August 27, 2011.

     At December 29, 2005 and December 30, 2004, AFC had a net aggregate payable balance of $240,000 and $41,000 to Citadel. This amount is comprised of amounts paid by Citadel on behalf of AFC offset by monies collected by affiliated entities of Citadel for gift certificates and credit card purchases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

          There have been no changes in accountants due to disagreements on accounting and financial disclosure during the 24 months prior to January 31,
2006.

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

ITEM 9B. OTHER INFORMATION

          None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

          The executive officers and directors of iDNA, as of May 5, 2006 are as follows:

         Name            Age                        Position
----------------------   ---   -------------------------------------------------

James J. McNamara         57   Chairman of the Board and
                               Chief Executive Officer
Robert V. Cuddihy, Jr.    46   Chief Financial Officer, Secretary and Treasurer
James M. Augur            70   Director
John A. Gleason           57   Director
Donald Shek               56   Director
Henry Y. L. Toh           48   Director

          JAMES J. McNAMARA has been Chairman of the Board and Chief Executive
Officer since November 2000. Mr. McNamara has been a Director of iDNA since
February 1998 and previously served as its Chairman from April 1998 to November
1999. Mr. McNamara has also been President of Film Management Corporation (a film company) since 1995, and he has been President and Chief Executive Officer of Celebrity Entertainment, Inc. (an entertainment company) since 1992. Mr.
McNamara was Chairman of the Board and Chief Executive Officer of Princeton
Media Group, Inc. (a magazine publisher) from 1994 to 1998.

          ROBERT V. CUDDIHY, JR. has been iDNA's Chief Financial Officer and
Treasurer since September 2001. Mr. Cuddihy has been iDNA's Secretary since
January 2003. Mr. Cuddihy was an independent financial consultant to iDNA from
May 2001 to August 2001. From July 1987 to March 2001, Mr. Cuddihy was the Chief
Financial Officer of HMG Worldwide Corporation, a company engaged in in-store marketing and retail store fixturing design and manufacture, and also served as a Director from February 1998 to May 2001. HMG Worldwide Corporation effected an assignment of their assets for the benefit of creditors in 2002. From July 1981 to July 1987, Mr. Cuddihy was with KPMG Peat Marwick, Certified Public
Accountants, where he last served as a senior audit manager.

          JAMES M. AUGUR has been a Director of iDNA since May 2004. Mr. Augur has been a commercial and residential architect for over 30 years. Mr. Augur currently serves as a consultant to owners and developers for land planning and architectural services and is the Chairman and President of JMA and Associates.

          JOHN A. GLEASON has been a Director of iDNA since April 2000. Mr.
Gleason previously served as Director of iDNA from February 1998 to September
1999. From 1995 to 1998, Mr. Gleason served on iDNA's Dealer Advisory Board, serving as Chairman of such panel from 1996 to 1998. Mr. Gleason has been the
President and principal of Automax, Inc., an independent car dealership since
1987. Mr. Gleason has been the President of New Franklin, Inc., an automobile finance consulting firm, since 1992 and has been a partner in Coslar Properties
LLC, a real estate firm, since 1995.

          DONALD SHEK has been a Director of iDNA since December 2003. Mr. Shek has been a financial consultant in private practice since January 1998. From
1993 to 2002, Mr. Shek was a Registered Representative for the Financial West
Group, a NASD broker/dealer.

          HENRY Y. L. TOH has been a Director of iDNA since December 1998. Mr.
Toh is also a Director of four other public companies, (i) C2 Global
Technologies, Inc., formerly Acceris Communications, Inc. (an Internet telephone company), since 1992, (ii) Isolagen, Inc. (a biotechnology company) since 2003,
(iii) Teletouch Communications, Inc. (a retail provider of Internet, cellular and paging services provider) since December 2001 and Vaso Active
Pharmaceuticals, Inc (a development stage company formed for the purpose of marketing and distributing over-the-counter pharmaceuticals) since August 2004.
Mr. Toh has been the principal officer of Four M. International, Inc. (a private investment entity) and as a director and Chief Executive Officer of Amerique
Investments since 1992. Mr. Toh is also a director of Crown Financial Group,
Inc., an NASD Broker/Dealer, since March 2004. Mr. Toh was also a Director of
Bigmar, Inc, a pharmaceutical company, from 2002 to February 2004.

Audit Committee

          The Audit Committee of iDNA is comprised of three independent members of the iDNA Board of Directors, Mr. Gleason, Mr. Shek and Mr. Toh. Mr. Shek and
Mr. Toh each qualify to serve as a financial expert on the Audit Committee.

Code of Ethics

          On November 3, 2005, the Board of Directors of iDNA adopted a Code of
Business Conduct, Ethics and Corporate Governance (the "Code of Ethics") that applies to each of iDNA's Board members, executive officers and employees. The
Code of Ethics addresses individual and peer responsibilities, as well as responsibilities to the employees, business partners, shareholders, the public and other stakeholders in iDNA, and covers various subject matters, including
(i) prohibitions on conflicts of interest (including the protection of corporate opportunities, (ii) protections for the Company's confidential and proprietary information and that of its business partners, (iii) fair treatment for iDNA's employees and business partners, (iv) protection and proper use of iDNA's assets, (v) compliance with laws, rules and regulations (including insider trading laws) and (vi) encouragement of the reporting of any unlawful or unethical behavior.

          In conjunction with the adoption of the Code of Ethics, the Board also approved a Policy Statement Regarding Securities Trades by Company Personnel
(the "Insider Trading Policy"). The Insider Trading Policy governs the use by officers, directors and employees of iDNA (or any related persons) of material non-public information related to iDNA or any of its subsidiaries, prohibiting
(i) the purchase or sale of the iDNA's securities via the use of such information, (ii) engaging in any other action to take advantage of such information and (iii) the communication of such material non-public information to other persons not having a need to know the information for legitimate,
iDNA-related reasons.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of iDNA's officers and directors, and persons who own more than ten percent of a registered class of iDNA equity securities, to file reports of ownership and changes in ownership of equity securities of iDNA with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish iDNA with copies of all
Section 16(a) forms that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to iDNA pursuant to the Exchange Act during Fiscal 2006, iDNA believes that none of its officers, directors and greater than 10% beneficial owners failed to file such Forms on a timely basis during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

          The following table shows all compensation paid by iDNA for the fiscal years ended January 31, 2006, 2005 and 2004 to (i) any persons who served as
Chief Executive Officer or President of iDNA during Fiscal 2006 and (ii) the individuals, other than persons who served as the Chief Executive Officer, who served as an executive officer of iDNA at January 31, 2006 and whose income exceeded $100,000.

                                                                          Long Term Compensation
                                                                    ---------------------------------
                                     Annual Compensation                     Awards           Payouts
                          ----------------------------------------  ------------------------  -------
                                                                                  Number of
                                                                    Restricted   Securities
Name and Principal        Fiscal                      Other Annual     Stock     Underlying     LTIP      All Other
Position                   Year    Salary     Bonus   Compensation    Awards    Options/SARs  Payouts  Compensation (1)
------------------------  ------  --------  --------  ------------  ----------  ------------  -------  ----------------

James J. McNamara,         2006   $500,000  $250,000     $    --           --        --          --         $95,140
Chairman and CEO(2)        2005   $500,000  $250,000     $    --           --        --          --         $91,740
                           2004   $500,000  $250,000     $    --           --        --          --         $87,740

Robert V. Cuddihy, Jr.     2006   $265,000  $ 39,800     $    --           --        --          --         $38,307
Chief Financial Officer    2005   $265,000  $ 30,250     $    --           --        --          --         $37,900
Secretary & Treasurer(3)   2004   $265,000  $ 27,500     $54,400      200,000        --          --         $22,045

(*)  Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

(1)  "All Other Compensation" includes aggregate stock awards pursuant to employment agreements, executive life and disability insurance, 401(k)
     match, executive plan medical premiums and auto expenses paid.

(2)  The amounts included in "All Other Compensation" for Fiscal 2006, Fiscal
     2005 and Fiscal 2004 include contributions of $68,740 per year to an executive life split dollar life insurance policy.

(3)  The amounts included in "Other Annual Compensation" and "Restricted Stock
     Awards" for Fiscal 2004 represents the fair market value and the number of shares, respectively, of restricted Common Stock awarded Mr. Cuddihy during
     Fiscal 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

          iDNA's Board of Directors did not grant options during Fiscal 2006 to any Executive Officers of iDNA.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION/SAR VALUES

          There were no exercises of options or stock appreciation rights by officers or directors during Fiscal 2006.

                                                            Number of Securities Underlying
                                                                Unexercised Options/SARs       Value of Unexercised In-the-Money
                                                                at January 31, 2006 (#)      Options/SARs at January 31, 2006 ($)
                             Shares Acquired     Value      -------------------------------  ------------------------------------
Name and Principal Position  on Exercise (#)  Realized ($)     Exercisable  Unexercisable         Exercisable  Unexercisable
---------------------------  ---------------  ------------     -----------  -------------         -----------  -------------

James McNamara                      --             --            375,000          --                   --            --
   Chairman and CEO

Robert V. Cuddihy, Jr.              --             --                 --          --                   --            --
   Chief Financial Officer,
   Secretary and Treasurer

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS IN LAST FISCAL YEAR

          There were no awards granted to executive officers under long-term incentive plans during Fiscal 2006.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE

          iDNA does not have a benefit or actuarial plan providing benefits that cover its executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          iDNA's Compensation and Stock Option Committee (formerly the
Compensation Committee) (the ("Compensation Committee") is comprised entirely of independent directors (James M. Augur and John A. Gleason), neither of who was an officer or employee of iDNA or its subsidiaries during Fiscal 2006.

          None of iDNA's executive officers served as directors or members of the compensation committees of other entities during Fiscal 2006.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

Employment Agreement with James J. McNamara

          On December 15, 2000, iDNA's Board of Directors approved an Employment
Agreement (the "Employment Agreement"), effective as of November 3, 2000, with
James J. McNamara. Under the terms of that agreement, Mr. McNamara shall be employed as Chief Executive Officer for an initial term of three years, until
December 31, 2003, with a base salary of $500,000 per year. Under the terms of the Employment Agreement (as extended to date, as described below), in the event that iDNA achieves certain performance objectives established by the Board of
Directors, Mr. McNamara will also receive a target cash bonus of $250,000, which may also be increased by the Board of Directors if the Board believes it appropriate to reward the Chief Executive Officer's performance for a given year. During Fiscal 2006, as a result of Mr. McNamara's efforts in (i) the acquisition of and subsequent integration of the operations of OTI, (ii)
implementation of a various new business strategies positioning iDNA for future growth and diversification of its client base and serve offerings, and (iii)
development of the new corporate name and specific brand identity development, and as well as other factors, the Board of Directors approved a bonus of
$250,000.

          Following the initial three-year term, the Employment Agreement has been automatically extended on a month-to-month basis and may be cancelled upon
90 days prior notice given by either party. iDNA may terminate the Employment
Agreement at any time for cause, and Mr. McNamara may terminate at any time at his discretion.

          The Employment Agreement also initially granted Mr. McNamara the right to options to purchase an additional 750,000 shares of iDNA Common Stock with an exercise price equal to the average of the closing bid prices of the Common
Stock on the OTCBB for the five trading days preceding December 16, 2000 or
$.664, which may also be exercised by means of cashless exercise. In Fiscal
2006, iDNA cancelled 375,000 of such options to acquire iDNA Common Stock pursuant to the terms of the New York Settlement Stipulation. The remaining
375,000 options continue to have a term of 10 years from the date of grant,
December 15, 2000; and are fully vested and exercisable. Further, the options were issued under a qualified omnibus long-term incentive plan that will provide for incentive stock options pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). From time to time, the Board of Directors may, in its discretion, increase Mr. McNamara's base salary and grant additional options to
Mr. McNamara, on such terms as the Board determines.

          The Employment Agreement also provides for certain payments in the event of a termination without cause by iDNA or a termination for good reason by
Mr. McNamara as follows: iDNA will pay to Mr. McNamara one dollar ($1) less than the amount that would constitute an "excess parachute payment" under Code
Section 280G of the Internal Revenue Code. iDNA shall pay to Mr. McNamara such amount in lump sum cash payment as soon as practicable following the effective date of such termination. iDNA shall also continue to provide Mr. McNamara with all employee benefits and perquisites, which he was participating in or receiving as of the effective date of termination (or if greater, at the end of the prior year) for two years following termination.

          If it is determined by reason of any payment, or the occurrence of an option vesting, pursuant to the terms of the Employment Agreement (or upon any other plan, agreement or program) upon a Change in Control, as defined in the
Employment Agreement (collectively "the Payment"), that Mr. McNamara would be subject to the excise tax imposed by Code Section 4999 (the "Parachute Tax"), then he shall be entitled to receive an additional payment or payments (a
"Gross-Up Payment") in an amount such that, after payment by Mr. McNamara of all taxes (including any Parachute Tax) imposed upon the Gross-Up Payment, Mr.
McNamara will retain an amount of the Gross-Up Payment equal to the Parachute
Tax imposed upon the Payment.

Employment Agreement with Robert V. Cuddihy, Jr.

          Effective December 31, 2001, iDNA consummated an employment agreement with Robert V. Cuddihy, Jr. Under the terms of the agreement, Mr. Cuddihy was to be employed as Chief Financial Officer and Treasurer for an initial term of three years, until December 31, 2004, with a base salary of $240,000 per year and a minimum annual bonus of $25,000 per year. Mr. Cuddihy is also entitled to
iDNA employee benefits including health insurance, 401-K plan and related programs. Following the initial three year term, the agreement has been renewed on a month-to-month basis unless 90 days prior written notice of termination is provided by either party. In the event that the agreement is terminated by iDNA without cause, Mr. Cuddihy shall receive one year's worth of compensation in the form of severance compensation.

          As a consequence of Mr. Cuddihy's performance in Fiscal 2006 in (i)
assisting in the due diligence and ultimate acquisition of OTI, (ii) the post-acquisition integration of all financial and administrative components of
OTI into iDNA's financial and administrative reporting structure, (iii)
assisting in the development and/or implementation of many of the Board of
Directors corporate governance initiatives, (iv) supervising and assisting in specific brand identity development and (v) managing day-to-day finance and administration activities of iDNA and its newly acquired businesses, Mr. Cuddihy was awarded a bonus of $39,800 in cash.

2005 EQUITY COMPENSATION PLAN

          iDNA's 2005 Equity Compensation Plan ("2005 Plan") was created in
Fiscal 2006 and approved by iDNA's shareholders on January 31, 2006. The 2005
Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards
(all of which are sometimes collectively referred to as "Grants") to key employees, certain consultants and advisors who perform services for iDNA and non-employee members of the Board of Directors of iDNA. Grants may be awarded singlely, in combination or in tandem. In addition, Grants may be made in combination, or in tandem with, in replacement of, or as the payment for grants or rights under any other compensation plan of the iDNA, including the 2005 Plan or the plan of any acquired entity. The total number of shares available for options or awards under the 2005 Plan is 2,000,000 shares. No options were granted under the 2005 Plan in Fiscal 2006. There were 2,000,000 shares available for future stock awards or option grants at January 31, 2006.

1993 EQUITY INCENTIVE PLAN

          iDNA's 1993 Equity Incentive Plan (the "1993 Plan") provides for the grant of incentive options, non-qualified options, stock appreciation rights, restricted stock appreciation rights, restricted stock and Common Stock (all of which are sometimes collectively referred to as "Awards") to the executive officers listed in the Summary Compensation Table above as well as to other employees of iDNA and its subsidiaries, any former employee of iDNA eligible to receive an assumed or replacement award or award settlement, and non employee members of iDNA's Board of Directors. Awards may be granted singlely, in combination or in tandem. In addition, Awards may be made in combination, or in tandem with, in replacement of, or as the payment for grants or rights under any other compensation plan of the iDNA, including the 1993 Plan or the plan of any acquired entity.

          The total number of shares available for options or awards under the
1993 Plan is 2,200,000 shares. During Fiscal 2006, there were 507,509 stock options granted under the 1993 Plan, each stock option subject to vesting over a specific period of time and, in certain cases, performance criterion. There were
455,557 stock options cancelled under the 1993 Plan during Fiscal 2006 principally as a consequence of the terms of the New York Settlement
Stipulation. There were 245,000 stock options cancelled under the 1993 Plan during Fiscal 2004. Pursuant to the 1993 Plan, there were 321,400 shares available for future stock awards or option grants at January 31, 2006. No options were granted under the 1993 Plan in Fiscal 2005 or Fiscal 2004.

          The shares to be issued under the 2005 Plan and 1993 Plan may be authorized and un-issued shares, treasury shares or a combination thereof. The
Compensation Committee administers these two plans, along with the 2003 Plan (as hereinafter defined). The directors serving on the Compensation Committee must be "disinterested persons" as defined under the 2005 Plan and 1993 Plan.

          Any compensation income realized by a participant with respect to any
Grant or Award under the 2005 Plan or 1993 Plan, respectively, shall be subject to withholding by iDNA of income, employment or other taxes required by federal, state, local or foreign law. The Compensation Committee may in its discretion satisfy the withholding requirement by causing the entity or subsidiary employing the participant to withhold the appropriate amount of any and all of such taxes from any other compensation otherwise payable to such participant.

2003 Restricted Stock Plan

          As a consequence of the significant acquisitions consummated during
Fiscal 2004, iDNA sponsored a 2003 Restricted Stock Plan ("2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of iDNA Common Stock to employees of
iDNA. During Fiscal 2004, there were 372,000 shares of iDNA Common Stock granted under the terms of the 2003 Plan at an estimated fair value of $0.32 per share.
Each share granted is restricted and unregistered stock and each award vests at the rate of 20% per year over a five year period. The underlying shares may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit.
No shares were granted to executive officers or directors under the 2003 Plan.
For Fiscal 2004, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003 Plan grants which was reported as a component of shareholders' equity. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted iDNA Common
Stock. For Fiscal 2006, Fiscal 2005 and Fiscal 2004, deferred compensation amortization expense was $24,000, $24,000 and $6,000, respectively.

COMPENSATION OF DIRECTORS

          Each member of the Board of Directors receives annual compensation of
$15,000 per annum. Non-employee directors serving on the Audit Committee of the
Board are also entitled to additional compensation of $10,000 per annum. The members of the Board of Directors are also entitled to reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of iDNA. Fees and expenses are reimbursed upon submission to
iDNA of appropriate documentation for such fees and expenses in accordance with then-current iDNA policy.

          Amounts paid to directors in Fiscal 2006 aggregated $82,500 for services rendered during the period as follows:

       Director        Amount  Director Status
--------------------  -------  ---------------
James J. McNamara(1)  $    --      Director
James M. Augur         15,000      Director
John A. Gleason(2)     17,500      Director
Donald Shek            25,000      Director
Henry Y.L. Toh         25,000      Director

(1)  Directors who are also employees of iDNA do not receive any additional compensation for serving on the Board of Directors.

(2)  Mr. Gleason joined the Audit Committee in November 2005 and received a pro-rata payment of the Audit Committee member director fee for the period of his service on the Audit Committee.

PERFORMANCE GRAPH

          The following graph compares the yearly change in iDNA's cumulative total shareholder return on its Common Stock (based on the market price of
iDNA's Common Stock) with the cumulative total return of the S&P 600 Small Cap
Index, the Russell 2000 Index, and Reading International, Inc. (a theatre and real estate concern).

                              2/1/01   1/31/02   1/31/03   1/31/04   1/31/05   1/31/06
                              ------   -------   -------   -------   -------   -------

iDNA, Inc.                      100       50        50       214       114       132
S&P 600 Small Cap Index         100      102        83       121       140       166
Russell 2000 Index              100       95        73       114       122       144
Reading International, Inc.     100       89       187       289       372       376

For purposes of the above table, iDNA is compared to Reading International Inc.
as the company is engaged principally in the operations of various film theatres. iDNA's current operations are comprised principally of its investment in the Angelika Film Center LLC and corporate communications.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

          The following table sets forth certain information as of May 5, 2006 with respect to: (1) all persons known by iDNA to be the beneficial owners of five percent or more of iDNA Common Stock; (2) each executive officer and director; and (3) all executive officers and directors of iDNA as a group.

                                           Number of       Approximate
Name and Address of                         Shares          Percentage
Beneficial Owner(1)                   Beneficially Owned   of Class(2)
-----------------------------------   ------------------   -----------
James McNamara(3)                          2,510,075          26.7%
555 Madison Ave 29th Floor
New York, New York 10022

John A. Gleason(4)                           210,000           2.3%
555 Madison Ave 29th Floor
New York, New York 10022

Henry Y. L. Toh(4)                           210,000           2.3%
555 Madison Ave 29th Floor
New York, New York 10022

Robert V. Cuddihy, Jr.                       200,000           2.2%
555 Madison Ave 29th Floor
New York, New York 10022

James M. Augur                                    --             --
555 Madison Ave 29th Floor
New York, New York 10022

Donald Shek                                       --             --
555 Madison Ave 29th Floor
New York, New York 10022

Campus Family 2000 Trust(5)                1,883,333          17.2%
42 Oak Avenue
Tuckahoe, New York 10707

All executive officers and                 3,130,075          31.8%
Directors as a group (6 persons)(6)

(1)  Pursuant to rules promulgated under the Exchange Act of 1934, an individual is considered to beneficially own shares of iDNA Common Stock if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or direct the voting of shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise noted, iDNA believes that all shares listed in the table are owned of record by each individual named as beneficial owner and that such individual has sole voting and dispositive power with respect to the shares of iDNA Common Stock owned by each of them. Such person's percentage ownership is determined by assuming that the options or convertible securities that are held by such person, and which are exercisable within 60 days from the date of the table, have been exercised or converted, as the case may be.

(2)  Based on 9,036,364 shares outstanding as of May 5, 2006

(3)  Includes 2,135,075 shares of iDNA Common Stock and 375,000 shares issuable upon exercise of options.

(4)  Includes 210,000 shares issuable upon exercise of options.

(5)  Pursuant to the terms of the $2.8 million Convertible Promissory Note outstanding at January 31, 2006, the holder has the option to convert the note into Common Stock at the rate of $1.50 per share for an aggregate of
     1,883,333 shares of iDNA Common Stock if fully converted.

(6)  Includes 2,335,075 shares outstanding and 795,000 shares issuable upon exercise of options.

CHANGE IN CONTROL

          iDNA knows of no arrangements (including any pledge by any persons of any of its securities) which may result in a subsequent change of control of
iDNA.

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth, as of January 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of iDNA are authorized for issuance.

                                                                                                      NUMBER OF SECURITIES
                                                     NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                                      TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                         EXERCISE OF          EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                                     OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                                      WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
                   PLAN CATEGORY                             ( A )                 ( B )                     ( C )
--------------------------------------------------   --------------------   --------------------   -------------------------

Equity compensation plans approved by security
holders                                                    1,681,952                $0.78                  2,401,400
Equity compensation plans not approved by security
holders                                                           --                   --                     28,000
                                                           ---------                -----                  ---------
Total                                                      1,681,952                $0.78                  2,429,400
                                                           ---------                -----                  ---------

Shareholder Warrants

          As a consequence of the New York Settlement Stipulation (see Note 15),
iDNA agreed to issue to the class of Eligible Shareholders warrants to purchase additional iDNA Common Stock. Each Eligible Shareholder was required to submit a proof of claim by December 15, 2005. Based upon the final submission of claims,
iDNA issued 100,282 warrants in April 2006 to Eligible Shareholders. Each warrant issued by iDNA has a five year term and is exercisable for shares of
iDNA Common Stock at a price of $1.55 per share. For Fiscal 2006, iDNA charged to other income $25,000 for the expense of the fair value of the warrants to be issued to the Eligible Shareholders.

Issuance of Restricted Shares

     In February 2005, iDNA issued 100,000 shares of unregistered, restricted treasury stock as compensation for professional services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000. The restricted shares may not be sold or otherwise transferred without registration under the
Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

          Audit fees incurred by iDNA were for professional services rendered for the audit of our annual financial statements on Form 10-K for Fiscal 2006 and Fiscal 2005, the review of the financial statements included in our quarterly reports on Form 10-Q for Fiscal 2006 and Fiscal 2005 and services in connection with our statutory and regulatory filings for Fiscal 2006 and Fiscal
2005. iDNA charged to operations $236,000 and $155,000 for audit fees for Fiscal
2006 and Fiscal 2005, respectively.

Audit-Related Fees

          Audit related fees incurred by iDNA were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for Fiscal 2006 and Fiscal 2005, exclusive of the Audit
Fees above. These fees include benefit plans and audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits. iDNA charged to operations $10,000 and $10,000 for audit related fees for Fiscal 2006 and Fiscal 2005, respectively.

Tax Fees

          Tax fees incurred by iDNA were for services related to tax compliance, consulting and planning services rendered during Fiscal 2006 and Fiscal 2005 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. iDNA charged to operations
$102,000 and $138,000 for tax fees for Fiscal 2006 and Fiscal 2005, respectively.

All Other Fees

          iDNA did not incur fees for any services rendered by its principal accountant, other than the fees disclosed above relating to audit, audit-related and tax services, during Fiscal 2006 and Fiscal 2005.

Audit and Non-Audit Service Pre-Approval Policy

          In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure for the pre-approval of services performed by iDNA's independent auditor.

          Audit Services. Audit Services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent auditor in order for it to form an opinion on our financial statements. The Audit Committee may pre-approve specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically approved in advance by the Audit Committee.
The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

          Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent auditor and are consistent with the SEC's rules on auditor independence. The Audit Committee may pre-approve specified audit-related services within pre-approved fee levels. All other audit-related services must be approved in advance by the Audit Committee.

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

          Procedures. All requests for services to be provided by the independent auditor, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief
Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit
Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the
SEC's rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following statements are included in Part II, Item 8:

       Financial Statements of the Company

            Report of Independent Certified Public Accountants

            Financial Statements:
               Consolidated Balance Sheets - as of
                  January 31, 2006 and 2005

               Consolidated Statements of Operations -
                  Years Ended January 31, 2006, 2005 and 2004

               Consolidated Statements of Stockholders' Equity and Comprehensive
                  Income (Loss) -
                  Years Ended January 31, 2006, 2005 and 2004

               Consolidated Statements of Cash Flows -
                  Years Ended January 31, 2006, 2005 and 2004

               Notes to Consolidated Financial Statements -
                  Years Ended January 31, 2006, 2005 and 2004

       Financial Statements of AFC

            Report of Independent Certified Public Accountants

            Financial Statements:
               Balance Sheets as of December 29, 2005 and December 30, 2004

               Statements of Operations for the Years
                  Ended December 29, 2005, December 30,
                  2004 and December 25, 2003

               Statements of Members' Equity for the Years Ended
                  December 29, 2005 and December 30, 2004

               Statements of Cash Flows for the Years Ended
                  December 29, 2005, December 30, 2004 and December 25, 2003

               Notes to Financial Statements for the
                  Years Ended December 29, 2005,
                  December 30, 2004 and December 25, 2003

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

(a)(2) The following financial statement schedule for the years ended January
       31, 2006, 2005 and 2004 is submitted herewith:

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

     2.2    Settlement Agreement and Release (Including Agreement for Sale of
            Shares) by and among the Company, Mr. Frankino, individually and as trustee and president of the Samuel J. Frankino and Connie M.
            Frankino Charitable Foundation, trustee of the Corrine L. Dodero
            Trust for the Arts and Sciences and managing partner of the Frankino and Frankino Investment Company, dated November 3, 2000
            (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated November 17, 2000, SEC File No. 1-11601).

     2.3    Stock Purchase and Standstill Agreement by and among the Company,
            Reading Entertainment, Inc., FA, Inc., Citadel Holding Corporation,
            and Craig Corporation, dated November 3, 2000 (incorporated by reference to Exhibit 2.2 on the Current Report on Form 8-K filed
            November 17, 2000, SEC File No. 1-11601).

     2.4    Merger Agreement and Plan of Reorganization by and among ZLT
            Acquisition Corp., a Delaware and a wholly-owned subsidiary of the
            Company.; ZoomLot Corporation, a Delaware corporation, including all of its subsidiaries; and Ernest C. Garcia II, Verde Reinsurance
            Company, Ltd., a Nevis Island corporation, Ernie Garcia III 2000
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
            Corporation, and the Company, dated as of December 15, 2000,
            (incorporated by reference to Exhibit 99.1 of the Current Report on
            Form 8-K filed January 2, 2001, SEC File No. 1-11601).

     3.1    Second Amended and Restated Certificate of Incorporation of the
            Company (incorporated by reference to Exhibit 99.1 to the Company's
            Current Report on Form 8-K filed November 4, 2004, SEC File No.
            1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

     3.2    Certificate of Designation, Number, Powers, Preferences and
            Relative, Participating, Optional and Other Special Rights and the
            Qualifications, Limitations, Restrictions, and Other Distinguishing
            Characteristics of the Series A Convertible Preferred Stock of the
            Company, dated as of April 5, 2000 (incorporated by reference to
            Exhibit 10.3 of the Current Report on Form 8-K filed on April 20,
            2000, File No. 1-11601).

     3.3    Second Amended and Restated By-Laws of the Company dated November 4,
            2004 (incorporated by reference to Exhibit 99.2 to the Company's
            Current Report on Form 8-K filed November 4, 2005, SEC File No.
            1-11601).

     3.4    Certificate of Designations of Series B and C Preferred Stock of the
            Company dated as of December 15, 2000 (incorporated by reference to
            Exhibit 4.1 of the Current Report on Form 8-K filed January 2, 2001,
            SEC File No. 1-11601).

     3.5    Certificate of Designation for the Series D Junior Participating
            Preferred Stock (incorporated by reference to the Company's Current
            Report on Form 8-K, dated October 9, 2001, SEC File No. 1-11601).

     4.1    Specimen Stock Certificate - the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, SEC File No. 1-11601).

     4.2    Specimen Series C Redeemable Preferred Stock Certificate - the
            Company (incorporated by reference to the Company's Annual Report on
            Form 10-K for the fiscal year ended January 31, 2001, SEC File No.
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
            File No. 1-11601).

     10.1*  The Company's 1983 Stock Option Plan (incorporated by reference to the Company's Post Effective Amendment No. 2 to Form S-8 as filed on
            October 1, 1987, File No. 2-93984).

     10.2   Form of Directors' Indemnification Agreement dated July 2, 1986
            (incorporated by reference to Exhibit 10(f) of the Company's Annual
            Report of Form 10-K for fiscal year ended January 31, 1988, File No.
            0-12201).

     10.3*  The Company's 1993 Equity Incentive Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed on
            December 28, 1993, File No. 33-51727).

     10.4*  The Company's 401(k) Savings and Retirement Plan and Trust
            (incorporated by reference to the Company's Form S-8 Registration
            Statement as filed on December 28, 1993, File No. 33-51727).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

     10.5   Purchase Agreement among the Company, National Cinemas, Inc., FA,
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

     10.9*  Employment Agreement between the Company and James J. McNamara dated as of December 15, 2000 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed January 2, 2001, SEC File
            No. 1-11601).

     10.10  Agreement for Purchase and Sale of Limited Liability Partnership
            Interests (exhibits to Form 8-K filed January 28, 2002, SEC File No.
            1-11601).

     10.11  Exchange and Repayment Agreement dated January 31, 2002 by and among the Company, Cygnet Capital Corporation, Verde Reinsurance Company
            Ltd, Ernie Garcia III 2000 Trust, Brian Garcia 2000 Trust, EJMS
            Investors Limited Partnership, Ernest C. Garcia II, Ray Fidel,
            Steven P. Johnson, Mark Sauder, Colin Bachinsky, Chris Rompalo,
            Donna Clawson, Mary Reiner, and Kathy Chacon (exhibit to Form 8-K filed February 4, 2002, SEC File No. 1-11601).

     10.12* Separation Agreement from the Company for Raymond A. Varcho dated as of April 25, 2001 (exhibit 10.2 to the Company's Quarterly Report on
            Form 10-Q file June 15, 2001, SEC File No. 1-11601).

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

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

     10.21* Employment Agreement, Non-Competition and Non-Solicitation Agreement
            between the Campus Group Companies, Inc. and Steven Campus dated
            July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File
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
            File No. 1-11601).

     10.27* Non-Negotiable Promissory Notes between the Company and The Campus
            Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed
            August 1, 2003, SEC File No. 1-11601).

     10.28* Non-Negotiable Convertible Promissory Note between the Company and the Campus Family 2000 Trust dated July 31, 2003 (exhibit to Form
            8-K filed August 1, 2003, SEC File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

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
            L.P., Diamond A. Investors L.P., Ridglea Investor Services, Inc. and
            William S. Banowsky (exhibit to Form 8-K filed April 22, 2005, SEC
            File No. 1-11601).

     10.31  Audit Committee Charter adopted by the Board of Directors on
            November 3, 2005 (exhibit to Form 8-K filed November 7, 2005, SEC
            File No. 1-11601).

     10.32  Corporate Governance and Nominating Committee Charter adopted by the
            Board of Directors on November 3, 2005 (exhibit to Form 8-K filed
            November 7, 2005, SEC File No. 1-11601).

     10.33  Compensation and Stock Option Committee Charter adopted by the Board of Directors on November 3, 2005 (exhibit to Form 8-K filed November
            7, 2005, SEC File No. 1-11601).

     10.34  Policy Statement Regarding Securities Trades by Company Personnel
            adopted by the Board of Directors on November 3, 2005 (exhibit to
            Form 8-K filed November 7, 2005, SEC File No. 1-11601).

     10.35  Membership Interest Purchase Agreement dated as of November 18, 2005 among the Company, Flexner Wheatley & Associates and MeetingNet
            Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC
            File No. 1-11601).

     10.36  Lockup, Standstill and Voting Agreement dated as of November 18,
            2005 among the Company, Flexner Wheatley & Associates and MeetingNet
            Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC
            File No. 1-11601).

     10.37  Registration Rights Agreement dated as of November 18, 2005 among the Company, Flexner Wheatley & Associates and MeetingNet
            Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC
            File No. 1-11601).

     10.38* Employment Agreement dated as of November 18, 2005 between OTI and
            Mark A. Fite. (exhibit to Form 8-K filed November 18, 2005, SEC File
            No. 1-11601).

     10.39  Non-Competition and Non-Solicitation Agreement dated as of November
            18, 2005 among the Company, OTI, Flexner Wheatley & Associates,
            MeetingNet Interactive, Inc., Mark A. Fite, William A. Flexner, Ray
            Franklin and Kimbal Wheatley. (exhibit to Form 8-K filed November
            18, 2005, SEC File No. 1-11601).

     10.40  Surety Agreement dated as of November 18, 2005 among the Company,
            Flexner Wheatley & Associates and MeetingNet Interactive, Inc.
            (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

     10.41  Security Agreement from OTI dated as of November 18, 2005 among the
            Company, Flexner Wheatley & Associates and MeetingNet Interactive,
            Inc. (exhibit to Form 8-K filed November 18, 2005, SEC File No.
            1-11601).

     10.42  Security Agreement from the Company dated as of November 18, 2005 among the Company, Flexner Wheatley & Associates and MeetingNet
            Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC
            File No. 1-11601).

     10.43* Non-Negotiable Promissory Note Agreement from the Company dated
            November 18, 2005 payable to Flexner Wheatley & Associates Inc.
            (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

     10.44* Non-Negotiable Promissory Note Agreement from the Company dated
            November 18, 2005 payable to MeetingNet Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

     10.45  Financial Statements for OTI for the years ended December 31, 2004,
            2003 and 2002 (audited) and for the nine months ended September 30,
            2005 and 2004 (unaudited) (exhibit to Form 8-K filed November 18,
            2005, SEC File No. 1-11601).

     10.46* The Company's 2005 Equity Compensation Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement
            on Schedule 14A filed on December 14, 2005, SEC File No. 1-11601).

     10.47  Code of Business Conduct, Ethics and Corporate Governance
            (incorporated by reference to Exhibit 99.4 to the Company's Current
            Report on Form 8-K filed on November 8, 2005, SEC File No. 1-11601).

     21     Subsidiaries of iDNA, Inc. at January 31, 2006.

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, iDNA, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        iDNA, Inc.
                                        Registrant

Date May 5, 2006                        By: /s/James J. McNamara
                                            ------------------------------------
                                            James J. McNamara
                                            Chairman of the Board and
                                            Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         Principal Financial and
Principal Executive Officer              Accounting Officer

By: /s/James J. McNamara                 By: /s/Robert V. Cuddihy, Jr.
    -----------------------                  -----------------------------------
James J. McNamara                        Robert V. Cuddihy, Jr.
Chairman of the Board and                Chief Financial Officer and Treasurer
Chief Executive Officer

Date May 5, 2006

                             Directors:

/s/James M. Augur                        /s/John A. Gleason
---------------------------              ---------------------------------------
James M. Augur                           John A. Gleason

/s/Donald Shek                           /s/James J. McNamara
---------------------------              ---------------------------------------
Donald Shek                              James J. McNamara

/s/Henry Y. L. Toh
---------------------------
Henry Y. L. Toh

Date May 5, 2006

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

            Column A                Column B            Column C          Column D     Column E
-------------------------------   ------------   ---------------------   ----------   ---------
                                   Balance at    Additions Charged to:                 Balance
                                  beginning of   ---------------------                at end of
Description                          period        Expenses    Other     Deductions     period
-------------------------------   ------------     --------   -------    ----------   ---------

Year ended January 31, 2006
Allowance for doubtful accounts       $ 65            $ 5      $40(a)      $  5          $105
Self-insurance claims                 $256            $--      $--         $ 21(b)       $235

Year ended January 31, 2005
Allowance for doubtful accounts       $ 75            $ 4      $--         $ 14          $ 65
Self-insurance claims                 $408            $--      $--         $152(b)       $256

Year ended January 31, 2004
Allowance for doubtful accounts       $ --            $23      $70(c)      $ 18          $ 75
Self-insurance claims                 $518            $--      $--         $110(b)       $408

(a)  Includes $40,000 provision for doubtful accounts at the date of the OTI acquisition during Fiscal 2006.

(b)  Cash disbursements related to self-insured claims.

(c)  Includes $70,000 provision for doubtful accounts at the date of each acquisition The Campus Group and OMI during Fiscal 2004.

