Form 10-Q
period 2006-04-30
NATIONAL AUTO CREDIT INC /DE
filed 2006-06-19
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)
         ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended        April 30, 2006
                                                      --------------------------

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------     -------------

         Commission file number  1-11601
                                 -------

                                   IDNA, INC.
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                     34-1816760
         -------------------------------                   ---------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         555 Madison Avenue, 29th Floor,
         New York, New York                                       10022
         ----------------------------------------          ---------------------
         (Address of principal executive offices)               (Zip Code)

         (212) 644-1400
         ----------------------------------------
         (Registrant's telephone number,
          including area code)

         -----------------------------------------------------------------------
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

                     Class                        Outstanding at June 12, 2006
         -----------------------------            ----------------------------
         Common Stock, $0.05 par value                     9,078,364

                           IDNA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Report of Independent Registered Public Accounting Firm           3

           Condensed Consolidated Balance Sheets as of
           April 30, 2006 and January 31, 2006                               4

           Condensed Consolidated Statements of Operations for the
           Three Months Ended April 30, 2006 and 2005                        5

           Condensed Consolidated Statement of Stockholders' Equity and
           Comprehensive Income (Loss) for the Three Months Ended
           April 30, 2006                                                    6

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended April 30, 2006 and 2005                        7

           Notes to Condensed Consolidated Financial Statements              8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    18

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                      26

Item 4.    Controls and Procedures                                          26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                28
Item 1A.   Risk Factors                                                     28
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      28
Item 3.    Defaults Upon Senior Securities                                  28
Item 4.    Submission of Matters to a Vote of Security Holders              28
Item 5.    Other Information                                                28
Item 6.    Exhibits                                                         29

Signatures                                                                  30

Certifications                                                              31

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheet of iDNA, Inc. and Subsidiaries as of April 30, 2006, the related condensed consolidated statements of operations for each of the three-month periods ended
April 30, 2006 and 2005; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the three-month period ended
April 30, 2006 and the condensed consolidated statements of cash flows for each of the three-month periods ended April 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board ("PCAOB"). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United
States of America.

         We have previously audited, in accordance with standards of the PCAOB, the consolidated balance sheet as of January 31, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated April 26, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
Cleveland, Ohio
June 7, 2006

                           IDNA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            April 30,               January 31,
                                                                              2006                     2006
                                                                           ------------             ------------
                                                                           (unaudited)

                           ASSETS
Cash and cash equivalents                                                       $  364                  $ 1,144
Accounts receivable, net of allowance
  of $93 and $105, respectively (Note 1)                                         2,332                    2,045
Inventory (Note 1)                                                                 298                      247
Prepaid expenses                                                                   190                      277
Other current assets                                                                71                       22
                                                                           ------------             ------------
  Total current assets                                                           3,255                    3,735

Property and equipment, net of accumulated
  depreciation of $2,271 and $2,029, respectively (Note 1)                       2,707                    2,919
Investment in AFC (Note 3)                                                       7,603                    7,822
Goodwill (Notes 1 and 2)                                                         5,879                    5,879
Other intangible assets, net of accumulated
  amortization of $1,585 and $1,430, respectively (Notes 1 and 2)                8,197                    8,352
Other assets                                                                       141                      140
                                                                           ------------             ------------
                                                                              $ 27,782                 $ 28,847
                                                                           ============             ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                           $ 1,061                  $ 1,111
Accounts payable                                                                 1,620                    1,463
Accrued income taxes                                                               314                      358
Deferred revenue (Note 1)                                                        1,081                      891
Due to former OTI Members                                                          204                      530
Self-insurance claims (Note 5)                                                     235                      235
Other liabilities                                                                1,831                    1,746
                                                                           ------------             ------------
  Total current liabilities                                                      6,346                    6,334

Long term obligations (Note 4)                                                  10,106                   10,116
Convertible promissory note (Note 4)                                             2,825                    2,825
                                                                           ------------             ------------
                                                                                19,277                   19,275
                                                                           ------------             ------------

COMMITMENTS AND CONTINGENCIES (Note 5)                                               -                        -

STOCKHOLDERS' EQUITY
Preferred stock                                                                      -                        -
Common stock - $.05 par value,
  authorized 50,000,000 shares, issued
  39,949,589 and 39,949,589 shares, respectively                                 1,997                    1,997
Additional paid-in capital                                                     174,559                  174,479
Retained deficit                                                             (145,187)                (144,034)
Deferred compensation                                                             (59)                     (65)
Treasury stock, at cost, 30,913,225 and 30,913,225
  shares, respectively                                                        (22,805)                 (22,805)
                                                                           ------------             ------------
  Total stockholders' equity                                                     8,505                    9,572
                                                                           ------------             ------------
                                                                              $ 27,782                 $ 28,847
                                                                           ============             ============

     See accompanying notes to condensed consolidated financial statements.

                           IDNA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended
                                                     April 30,
                                            ------------------------------
                                               2006              2005
                                            ------------     -------------

Service revenues                              $   3,432         $   2,864

Cost of service revenues                          2,334             1,497
                                            ------------     -------------
  Gross profit                                    1,098             1,367

Selling, general and administrative               2,138             1,728
                                            ------------     -------------

  Loss from operations                           (1,040)             (361)

Interest income                                       3                 4
Income from AFC investment                           68               159
Interest expense                                   (174)             (165)
                                            ------------     -------------

  Loss from continuing operations
     before income taxes                         (1,143)             (363)

Provision for income taxes                          (11)              (11)
                                            ------------     -------------

  Loss from continuing operations                (1,154)             (374)

Income from discontinued
  operations, net of tax                              1                 2
                                            ------------     -------------

  Net loss                                    $  (1,153)         $   (372)
                                            ============     =============

Basic and diluted loss per share
  Continuing operations                        $   (.13)         $   (.04)
  Discontinued operations                             -                 -
                                            ------------     -------------
     Net loss per share                        $   (.13)         $   (.04)
                                            ============     =============

Weighted average number
   of shares outstanding
   Basic and diluted                              9,036            10,083
                                            ============     =============

     See accompanying notes to condensed consolidated financial statements.

                           IDNA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                        THREE MONTHS ENDED APRIL 30, 2006
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                    Preferred
                       Stock        Common Stock
                   ------------  -------------------  Additional                            Deferred               Comprehensive
                           Par                 Par      Paid-In    Retained    Treasury   Compensation                Income
                   Shares Value    Shares     Value     Capital     Deficit      Stock       Expense      Total       (Loss)
                   ------ -----  ----------  -------  ----------  ----------   --------   ------------   -------   -------------

Balance at
January 31, 2006     -    $   -  39,949,589  $ 1,997  $  174,479  $ (144,034)  $(22,805)  $        (65)  $ 9,572

Net loss                                                              (1,153)                             (1,153)  $      (1,153)
Share-based
   compensation
   expense                                                    80                                              80

Deferred
   compensation
   expense                                                                                           6         6
                   ------ -----  ----------  -------  ----------  ----------   --------   ------------   -------   -------------
Comprehensive
   income (loss)                                                                                                   $      (1,153)
                                                                                                                   =============
Balance at
 April 30, 2006      -    $   -  39,949,589  $ 1,997  $  174,559  $ (145,187)  $(22,805)  $        (59)  $ 8,505
                   ====== =====  ==========  =======  ==========  ==========   ========   ============   =======

     See accompanying notes to condensed consolidated financial statements.

                           IDNA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                                     April 30,
                                                                            ----------------------------
                                                                               2006            2005
                                                                            ------------    ------------

    Cash flows from operating activities
      Net loss                                                                 $ (1,153)         $  (372)
      Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                               397              337
        Income from AFC investment                                                  (68)            (159)
        Share-based compensation expense                                             73                -
        Stock issued as compensation for services rendered                            -               33
        Amortization of deferred compensation expense                                 6                6

    Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                           (287)              669
     Income tax refundable                                                            -              826
     Accrued income tax                                                             (44)              11
     Accounts payable                                                               157             (335)
     Deferred revenue                                                               190             (348)
     Other operating assets and liabilities, net                                     79              416
                                                                            ------------    ------------
       Net cash provided by (used in) operating activities                         (650)           1,084
                                                                            ------------    ------------
    Cash flows from investing activities:
      Proceeds from AFC distributions                                               287              208
      Purchase of property and equipment                                            (31)             (77)
                                                                            ------------    ------------
          Net cash provided by investing activities                                 256              131
                                                                            ------------    ------------
    Cash flows from financing activities:
      Payments to retire due to former OTI Members                                 (326)               -
      Payments of long term debt                                                    (60)            (398)
                                                                            ------------    ------------
          Net cash used in financing activities                                    (386)            (398)
                                                                            ------------    ------------

        Increase (decrease) in cash and cash equivalents from operations           (780)             817
        Cash and cash equivalents at beginning of period                          1,144              471
                                                                            ------------    ------------
        Cash and cash equivalents at end of period                              $   364        $  1,288
                                                                            ============    ============
     Supplemental disclosures of cash flow information:
        Interest paid                                                            $    1          $   140
                                                                            ============    ============
        Income taxes paid                                                        $   55            $   -
                                                                            ============    ============
        Stock issued for services                                                 $   -           $   33
                                                                            ============    ============

      See accompanying notes to condensed consolidated financial statements

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General
-------
           The accompanying unaudited condensed consolidated financial statements include the accounts of iDNA, Inc. and Subsidiaries ("iDNA"). iDNA is a multi-dimensional corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institutional strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars. iDNA, through its custom wireless communication technology and proprietary software, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. iDNA's wireless communication services are available as a turn-key service provided by
iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. Additionally, iDNA, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 3).

         The financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of iDNA's consolidated financial position, results of operations, stockholders' equity and comprehensive loss, and cash flows for the periods presented.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and
Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA's consolidated financial statements, including the notes thereto, appearing in iDNA's Annual Report on Form 10-K for the year ended
January 31, 2006. The results of operations for the three months ended April 30,
2006 are not necessarily indicative of the operating results for the full year.

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
References herein to the fiscal year ended January 31, 2007 shall be the term
"Fiscal 2007" and references to other "Fiscal" years shall mean the year, that ended on January 31 of the year indicated. The term the "Company" or "iDNA" as used herein refers to iDNA, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

                           IDNA, INC. AND SUBSIDIARIES
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
Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of
$71,000 and $22,000, respectively, are included as a component of other current assets at April 30, 2006 and January 31, 2006.

         iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended April 30, 2006 and April 30, 2005, electronic equipment sales were
$775,000 and $121,000, respectively.

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

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Research and Development Costs
------------------------------
         As a consequence of the acquisition of Option Technologies Interactive,
LLC ("OTI") on November 18, 2005, iDNA incurred certain research and development costs. Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of service revenues. iDNA charged $80,000 to research and development expense for the three months ended April 30, 2006.

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

Inventory
---------
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

         In its acquisition of OTI on November 18, 2005 (see Note 2), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial estimated aggregate fair value of
$300,000. The useful lives of these intangibles are estimated to be 5 years and
7 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended April 30, 2006, iDNA charged to operations $13,000 for the amortization of these intangible assets. iDNA has engaged an independent valuation firm to assist in the final determination of the fair value of the acquired assets of
OTI in order to finalize its purchase accounting allocation.

         In its acquisition of The Campus Group (as defined below), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and
9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For each of the three months ended April 30, 2006 and 2005, iDNA charged to operations $142,000 for the amortization of these intangible assets.

                           IDNA, INC. AND SUBSIDIARIES
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

Reclassifications
-----------------
           Certain Fiscal 2006 amounts have been reclassified to conform with
Fiscal 2007 presentations.

Revised Consolidated Statements of Cash Flow
--------------------------------------------
         In Fiscal 2007, iDNA has separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued
operations, which in prior periods were reported on a combined basis as a single amount. The principal cash flow component of iDNA's discontinued operations are changes in connection with iDNA's self-insurance claims.

New Accounting Pronouncements
-----------------------------
         In December 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA is required to adopt SFAS
123R at the beginning of Fiscal 2007 (effective February 1, 2006). Under SFAS
No. 123R, iDNA must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. iDNA has adopted the prospective method of adopting SFAS No. 123R and as a consequence, iDNA recorded a charge to operations for stock-based compensation expense for the three months ended April 30, 2006 of $73,000 for the prospective adoption of SFAS 123R and to record stock-based compensation expense for the period.

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         In May 2005, FASB issued Statement No. 154, Accounting Changes and
Error Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting
Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial
Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iDNA adoption of SFAS 154 did not have a material impact on iDNA's consolidated financial position or results of operations.

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION

         On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of OTI from Flexner Wheatley & Associates ("FWA") and
MeetingNet Interactive, Inc. ("MeetingNet"). OTI is a technology company providing interactive software and hardware systems and services that facilitate audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA's subsidiary Audience Response
Systems, Inc. ("ARS") also provided similar services. With the acquisition of
OTI, iDNA (i) gains access to important new clients, industries and market segments, (ii) acquires a fully developed and integrated propriety software that is an "add-in" application module with Microsoft(R) Office PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not previously served by iDNA and (iii) expands its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition is principally its (i) industry position, (ii) assembled workforce,
(iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

         In exchange for the acquisition of all of the outstanding membership interests of OTI, iDNA (i) paid $744,000 at closing from iDNA's available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million ("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of iDNA Common Stock to FWA and MeetingNet valued at
$258,000, representing the fair value of the iDNA Common Stock at the date of the acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon
OTI's meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008.

         As part of the OTI acquisition, Mark Fite entered into an employment agreement with OTI under which he has agreed to serve as President of OTI for an initial term of three years. Under the terms of the employment agreement, Mr.
Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of OTI. iDNA also granted to all active OTI employees stock options to acquire an aggregate of 66,500 shares of iDNA Common Stock, subject to vesting over a three year period and subject to OTI's meeting certain minimum financial performance criterion for
Fiscal 2007 and Fiscal 2008. The exercise price for the stock options granted to
Mr. Fite and the OTI employees was set at the fair value of iDNA's Common Stock as of the date of the OTI acquisition, $0.52 per share.

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION - CONTINUED

The components and allocation of the purchase price were as follows (in thousands):

                                                              Amount
                                                         -----------------
Components of purchase price:
      Cash paid at closing                                       $    744
      Promissory notes issued at closing                            1,489
      Common stock issued at closing                                  258
      Transaction costs                                               268
                                                         -----------------
           Total purchase price                                 $   2,759
                                                         =================

Allocation of purchase price:
      Current assets                                            $   1,303
      Property and equipment                                        1,228
      Goodwill arising in the acquisition                             959
      Other intangible assets                                         300
                                                         -----------------
                                                                    3,790
      Accounts payable and accrued expenses                          (497)
      Due to former OTI Members                                      (534)
                                                         -----------------
      Net assets acquired                                       $   2,759
                                                         =================

         As a consequence of the OTI acquisition and in accordance with SFAS No.
141 Business Combinations, iDNA initially recognized goodwill and other intangible assets of $959,000 and $300,000, respectively. iDNA has estimated lives for these intangible assets of 5 to 7 years. For the three months ended
April 30, 2006, iDNA charged to operations $13,000 for the amortization of these intangibles. iDNA has engaged the valuation services of an independent third party appraisal company to assist iDNA with respect to the final determination of the fair value of tangible and intangible assets acquired in accordance with
SFAS No. 141, Business Combinations, and may, depending on the results of that valuation, adjust the preliminary allocation of the purchase price.

         iDNA does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION - CONTINUED

         The following sets forth the pro forma condensed results of operations of iDNA and OTI for the three months ended April 30, 2005 as if the acquisitions were consummated on February 1, 2005. Prior to OTI's acquisition, OTI used a
December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for iDNA for the three months ended April 30 with the historical results of OTI for the three months ended March 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect for the periods indicated or the results that may occur in the future.
Pro forma revenues, net loss and loss per share are as follows (in thousands):

                                                  Three Months Ended
                                                    April 30, 2005
                                                 ----------------------

  Service revenues                                           $   4,181
                                                 ======================

  Net loss from continuing operations                       $    (235)
                                                 ======================

  Loss per share from continuing operations                $    (0.02)
                                                 ======================

NOTE 3 - INVESTMENT IN AFC

         On April 5, 2000, iDNA, through its wholly owned subsidiary National
Cinemas, Inc., acquired a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City.

         AFC is currently owned 50% by iDNA and 50% by Reading International,
Inc. ("Reading"). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

            iDNA uses the equity method to account for its investment in AFC.
iDNA's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30,
July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and
December 31, respectively. For the three months ended April 30, 2006 and 2005,
iDNA recorded income of $68,000 and $159,000, respectively, representing its share of AFC's net income.

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC - CONTINUED

          Summarized income statement data for AFC for the three months ended
March 31, 2006 and 2005, respectively, is as follows (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                   2006              2005
                                                 --------           -------

Revenues                                         $  1,465           $ 1,411
                                                 --------           -------

Film rental                                           517               307
Operating costs                                       603               544
Depreciation and amortization                         166               198
General and administrative expenses                    42                42
                                                 --------           -------
                                                    1,328             1,091
                                                 --------           -------
Net income                                        $   137            $  320
                                                 ========           =======
iDNA's proportionate share of net income           $   68            $  159
                                                 ========           =======

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS

         As a consequence of iDNA's acquisition of OTI effective November 18,
2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in an aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At April 30,
2006, iDNA had outstanding obligations under the terms of the OTI Promissory
Notes of $1.5 million and accrued interest of $34,000.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA,
(ii) requires principal payments to commence upon the retirement of the Base
Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus
Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA common stock prior to repayment of the Base Notes and Trailing Notes.
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At April 30, 2006, iDNA had outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of
$6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $625,000.

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         As a consequence of iDNA's acquisition of OMI Business Communications,
Inc. ("OMI") effective April 1, 2003, iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Dean Thompson in the principal amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at April 30, 2006 was $9,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At April
30, 2006, the remaining balance of the SBA Loan of $348,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

         The promissory note payable to Mr. Thompson was payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The promissory note was repaid and retired in April 2006.

         The components of long term obligations at April 30, 2006 are as follows (in thousands):

                                           Amounts
                                          ---------
      Term loan                           $       9
      SBA loan                                  348
      OTI promissory notes                    1,489
      Base promissory notes                   6,046
      Trailing promissory notes               3,275
      Convertible promissory note             2,825
                                          ---------
                                             13,992
      Less current maturities                (1,061)
                                          ---------
      Long term obligations and
        convertible promissory note       $  12,931
                                          =========

                           IDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         iDNA's current maturities and long term obligations at April 30, 2006 are as follows (in thousands):

                                     Amounts
                                   ------------
              2007                     $ 1,061
              2008                       1,275
              2009                       1,524
              2010                       1,806
              2011                       1,648
              Thereafter                 6,678
                                   ------------
                                       $13,992
                                   ============

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Self-Insurance Reserves for Property Damage and Personal Injury Claims
----------------------------------------------------------------------
         iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto
Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In
Fiscal 1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by iDNA.

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
iDNA's self-insurance liability at both April 30, 2006 and January 31, 2006 was
$235,000.

Other Litigation
----------------
         In the normal course of its business, iDNA is periodically named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. In the opinion of management, the amount of ultimate liability with respect to any current actions, if any, is unlikely to materially affect our financial position, results of operations or liquidity.

                                     ITEM 2.
                           IDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         iDNA, Inc. ("iDNA") began operations in 1969 and was incorporated in
Delaware in 1971. iDNA is a multi-dimensional corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institution strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars. iDNA, through its custom wireless communication technology and proprietary software, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. iDNA's wireless communication services are available as a turn-key service provided by
iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. Additionally, iDNA, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry.

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
These accounting estimates and disclosures have been discussed with the Audit
Committee of iDNA's Board of Directors. A discussion of iDNA's critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

         Service Revenues: iDNA's service revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $71,000 and $22,000, respectively, are included as a component of other current assets at April 30, 2006 and January 31, 2006.

         iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended April 30,
2006 and April 30, 2005, electronic equipment sales were $775,000 and $121,000, respectively.

                           IDNA, INC. AND SUBSIDIARIES
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

         Cost of Service Revenue: Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support
services, shipping and delivery costs.

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

                           IDNA, INC. AND SUBSIDIARIES
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
iDNA's self-insurance liability at both April 30, 2006 and January 31, 2006 was
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

                           IDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2006
  AS COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2005

         Service Revenues: Revenues for the three months ended April 30, 2006 and April 30, 2005 were $3.4 million and $2.9 million, respectively. Revenues increased $568,000 due principally to the net effects of (i) revenues derived from Option Technologies Interactive, LLC. ("OTI"), acquired November 18, 2005, of $1.2 million, (ii) an increase in revenues of OMI Business Communications,
Inc. ("OMI") of $35,000 offset by (ii) a decrease in the aggregate revenues of
Audience Response Systems, Inc. ("ARS") and Campus Group Companies, Inc.
("Campus") (collectively known as "The Campus Group") of $708,000.

         For the three months ended April 30, 2006, revenues for The Campus
Group were $1.9 million as compared to revenues of $2.6 million for the three months ended April 31, 2005. For the three months ended April 30, 2006, revenues for OMI were $277,000 as compared to revenues of $242,000 for the three months ended April 30, 2005. The decrease in revenues for the Campus Group of $708,000 for the three months ended April 30, 2006 as compared to revenues for the three months ended April 30, 2005 was principally due to a decrease in the number, scope and value of client assignments, principally for medical symposiums and seminars, scheduled and completed during the three months ended April 30, 2006.
The nature of OMI's and The Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period. Recently, iDNA has hired senior marketing strategists and is forming a new integrated marketing group for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues. Although no assurances can be made, iDNA will seek revenue expansion through the retention of these new marketing strategists as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as ultimately to increase revenues.
Generally, there is a six to twelve month investment period before iDNA expects to realize the benefits from the addition of such personnel in the form of new projects and/or clients.

         Cost of Service Revenues: Cost of revenues for the three months ended
April 30, 2006 were $2.3 million and were comprised principally of cost of revenues derived from operations of The Campus Group, OMI and OTI, with (i) The
Campus Group's cost of revenues of $1.5 million, (ii) OMI's cost of revenues of
$178,000 and (iii) OTI's cost of revenues of $607,000. Cost of revenues for three months ended April 30, 2005 were $1.5 million and were comprised principally of (i) The Campus Group's cost of revenues of $1.3 million and (ii)
OMI's cost of revenues of $147,000. The average gross margin for the three months ended April 30, 2006 and April 30, 2005 was 32.0% and 47.7%, respectively

         The aggregate decrease in gross profit of $269,000 for the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 is due principally to the net effects of (i) an increase in revenues due to the acquisition of OTI, offset by (ii) a decrease in revenues at The Campus Group and (iii) a decrease in production gross margin realized. The aggregate average gross margins for The Campus Group decreased by 29.4%, which can be principally attributed to (i) a decrease of revenues realized to offset fixed production overhead costs and (ii) a decrease in general production margins as a consequence of an unfavorable production mix during the three months ended April
30, 2006 The aggregate gross

                           IDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

margins for OMI decreased 3.4% as a consequence of higher production costs during the three months ended April 30, 2006 as compared to the three months ended April 30, 2005. OTI's aggregate gross margin for the three months ended
April 30, 2006 was 51.1%.

         Selling, General and Administrative ("SG&A"): For the three months ended April 30, 2006, SG&A expense increased $410,000 to $2.1 million as compared to $1.7 million for the three months ended April 30, 2005. The increase in SG&A expense was due principally to the net effect of (i) $413,000 in new
SG&A expense due to the acquisition of OTI, (ii) an increase in iDNA SG&A of
$33,000 relating principally to the cost of its marketing and branding initiatives, (iii) an increase in OMI SG&A of $81,000 as a consequence of an increase in personnel costs, offset by (iv) a decrease in The Campus Group SG&A of $117,000.

         Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the three months ended April 30, 2006 and 2005,
iDNA recorded income of $68,000 and $159,000, respectively, representing iDNA's share of AFC's net income for the three months ended March 31, 2006 and 2005 respectively.

         The following sets forth summarized operating results for AFC (in thousands):

                                               Three Months Ended
                                                     March 31,
                                                2006           2005
                                               -----          -----

   Revenues                                   $1,465         $1,411

   Film rental                                   517            307
   Operating costs                               603            544
   Depreciation and amortization                 166            198
   General and administrative expenses            42             42
                                               -----          -----
                                               1,328          1,091
                                               -----          -----
   Net income                                  $ 137          $ 320
                                               =====          =====
   NAC's proportionate share of net income      $ 68          $ 159
                                               =====          =====

         AFC's revenues increased $54,000 for the three months ended March 31,
2006 as compared to the three months ended March 31, 2005, principally as a result of the net effects of (i) a 3.5% increase in average ticket prices, (ii)
an increase of $36,000 in other, concession and cafe revenues offset by (iii) a decrease of 1.8% in attendance period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, increased 13.5% to 35.3% from 21.8% for the three months ended March 31, 2006 and 2005, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, increased 2.5%
to 41.1% for the three months ended March 31, 2006, as compared to 38.6% for the three months ended March 31, 2005 due principally to an increase in advertising and personnel costs for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The nature of AFC's operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

                           IDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA's effective federal income tax rate was zero for the three month periods ended April 30, 2006 and April 30, 2005. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

         Throughout the three months ended April 30, 2006 and as of June 14,
2006, iDNA had no external source of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At April 30, 2006, iDNA had cash of $364,000, which together with any cash flow derived from its investment in AFC and the operations of iDNA's corporate communications business will be used to pursue such opportunities.

         As a consequence of iDNA's acquisition of OTI effective November 18,
2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in an aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At April 30,
2006, iDNA had outstanding obligations under the terms of the OTI Promissory
Notes of $1.5 million and accrued interest of $34,000.

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
The $2.8 million convertible promissory note (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA,
(ii) requires principal payments to commence upon the retirement of the Base
Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus
Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA common stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA common stock prior to repayment of the Base Notes and Trailing Notes.
The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At April 30, 2006, iDNA had outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of
$6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $625,000.

                           IDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         As a consequence of iDNA's acquisition of OMI effective April 1, 2003,
iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Dean Thompson in the amount of $153,000.

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan is payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bears interest at the rate of 8.25%
per annum. The Term Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The outstanding balance of the Term
Loan at April 30, 2006 was $9,000.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At April
30, 2006, the remaining balance of the SBA Loan of $348,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

         The promissory note payable to Mr. Thompson was payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bears interest at 5% per annum. The promissory note was repaid and retired in April 2006.

           For the three months ended April 30, 2006, iDNA's cash and cash equivalents decreased $780,000 due principally to the net effects of (i)
proceeds from AFC distributions of $287,000, offset by (ii) cash flows used in operations of $650,000, (iii) capital expenditures of $31,000 and (iv) the repayment of debt and due to former OTI Members of $386,000.

         iDNA believes that the available cash and cash equivalents totaling
$364,000 at April 30, 2006 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. Additionally, as previously discussed, iDNA's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA's Board of Directors. Such limitations may have an adverse impact on iDNA's financial position, results of operations and liquidity.

                           IDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER

New Accounting Pronouncements
-----------------------------
         In December 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA is required to adopt SFAS
123R at the beginning of Fiscal 2007 (effective February 1, 2006). Under SFAS
No. 123R, iDNA must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. iDNA has adopted the prospective method of adopting SFAS No. 123R and as a consequence, iDNA recorded a charge to operations for stock-based compensation expense for the three months ended April 30, 2006 of $73,000 for the prospective adoption of SFAS 123R and to record stock-based compensation expense for the period.

         In May 2005, FASB issued Statement No. 154, Accounting Changes and
Error Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting
Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial
Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iDNA adoption of SFAS 154 did not have a material impact on iDNA's consolidated financial position or results of operations.

Inflation
---------
      Inflation has not had a material adverse impact on iDNA.

FORWARD-LOOKING STATEMENTS

         Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as "anticipate",
"believe", "plan", "expect", "intend", "may", "will", "should", "estimate",
"predict", "potential", "continue" and similar words, although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets or other factors. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report that address additional facts that could cause our actual results to differ from those set forth in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Like virtually all commercial enterprises, iDNA can be exposed to the risk ("market risk") that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

         iDNA does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly,
iDNA is not exposed to market risk from these sources.

         As of April 30, 2006, the interest rates under iDNA's long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this interim report on Form
10-Q, the Chief Executive Officer and the Chief Financial Officer of iDNA (the
"Certifying Officers") have conducted evaluations of iDNA's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e)) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term
"disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The
Certifying
                                       26

Officers have reviewed iDNA's disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying
Officers executed an Officer's Certification included in this Quarterly Report on Form 10-Q.

         The Certifying Officers have also conducted evaluations of iDNA's internal control over financial reporting and have concluded that there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Self-Insurance Reserves for Property Damage and Personal Injury Claims
----------------------------------------------------------------------
         iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto
Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In
Fiscal 1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by iDNA.

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
iDNA's self-insurance liability at both April 30, 2006 and January 31, 2006 was
$235,000.

Other Litigation
----------------
         In the normal course of its business, iDNA is periodically named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. In the opinion of management, the amount of ultimate liability with respect to any current actions, if any, is unlikely to materially affect our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
         Not applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable

ITEM 6.       EXHIBITS

EXHIBIT                                                                   PAGE
NUMBER    TITLE OF EXHIBIT                                               NUMBER
--------------------------------------------------------------------------------
31.1      Officer's Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                      31
31.2      Officer's Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                      32
32.1      Certification of Principal Executive Officer Pursuant to
          18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)   33
32.2      Certification of Principal Financial Officer Pursuant to
          18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)   34

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        iDNA, INC.

Date: June 16, 2006                By: /s/ James J. McNamara
      ---------------                  --------------------------------
                                       James J. McNamara
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (principal executive officer)

                                    By: /s/ Robert V. Cuddihy, Jr.
                                        --------------------------------
                                        Robert V. Cuddihy, Jr.
                                        Chief Financial Officer
                                        (principal accounting and
                                         financial officer)

