Form 10-Q
period 2006-07-31
NATIONAL AUTO CREDIT INC /DE
filed 2006-09-19
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended        July 31, 2006
                                                --------------------------------

                                  OR

    (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                            -------------     -------------

    Commission file number 1-11601
                           -------

                                   iDNA, INC.
     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                 34-1816760
    ----------------------------------------------------   ---------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    415 Madison Avenue, 7th Floor, New York, New York            10017
    ----------------------------------------------------   ---------------------
      (Address of principal executive offices)                 (Zip Code)

                   (212) 644-1400
    ----------------------------------------------------
    (Registrant's telephone number, including area code)

            555 Madison Avenue, 29th Floor, New York, New York, 10022
    ----------------------------------------------------------------------------
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

                                Yes ( X )    No (    )

    Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer (See definition of "accelerated file" and "large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

    Large accelerated filer  (  )       Accelerated filer   (   )

    Non-Accelerated filer ( X )

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                Yes (   )    No ( X )

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                          Outstanding at September 18, 2006
    -----------------------------              ---------------------------------
    Common Stock, $0.05 par value                          9,088,364

                              iDNA, INC. AND SUBSIDIARIES

                                   TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Report of Independent Registered Public Accounting Firm        3

              Condensed Consolidated Balance Sheets as of
              July 31, 2006 and January 31, 2006                             4

              Condensed Consolidated Statements of Operations for the
              Three Months and Six Months Ended July 31, 2006 and 2005       5

              Condensed Consolidated Statement of Stockholders' Equity and
              Comprehensive Income (Loss) for the Six Months Ended
              July 31, 2006                                                  6

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended July 31, 2006 and 2005                        7

              Notes to Condensed Consolidated Financial Statements           8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 19

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk                                                   32

Item 4.       Controls and Procedures                                       32

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             34
Item 1A.      Risk Factors                                                  34
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds   34
Item 3.       Defaults Upon Senior Securities                               35
Item 4.       Submission of Matters to a Vote of Security Holders           35
Item 5.       Other Information                                             35
Item 6.       Exhibits                                                      35

Signatures                                                                  36

Certifications                                                              37

                                     - 2 -

                     PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

         We have reviewed the accompanying condensed consolidated balance sheet of iDNA, Inc. and Subsidiaries as of July 31, 2006, the related condensed consolidated statements of operations for each of the three-month and six-month periods ended July 31, 2006 and 2005; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the six-month period ended July 31, 2006 and the condensed consolidated statements of cash flows for each of the six-month periods ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with standards of the Public
Company Accounting Oversight Board ("PCAOB"). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Grant Thornton LLP
Cleveland, Ohio
September 8, 2006

                                                iDNA, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     July 31,                January 31,
                                                                                       2006                    2006
                                                                                   -----------               ----------
                                                                                   (unaudited)

                           ASSETS
Cash and cash equivalents                                                           $     501                $   1,144
Restricted cash (Note 1)                                                                  147                     --
Accounts receivable, net of allowance
  of $90 and $105, respectively (Note 1)                                                2,434                    2,045
Inventory (Note 1)                                                                        218                      247
Prepaid expenses                                                                          254                      277
Other current assets                                                                      128                       22
                                                                                    ---------                ---------
  Total current assets                                                                  3,682                    3,735

Property and equipment, net of accumulated
  depreciation of $2,370 and $2,029, respectively (Note 1)                              2,612                    2,919
Investment in AFC (Note 3)                                                              6,875                    7,822
Goodwill (Notes 1 and 2)                                                                2,676                    5,879
Other intangible assets, net of accumulated
  amortization of $1,789 and $1,430, respectively (Notes 1 and 2)                       6,886                    8,352
Other assets                                                                              145                      140
                                                                                    ---------                ---------
                                                                                    $  22,876                $  28,847
                                                                                    =========                =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                                $     626                $   1,111
Accounts payable                                                                        1,517                    1,463
Accrued income taxes                                                                      326                      358
Deferred revenue (Note 1)                                                               1,288                      891
Due to former OTI Members                                                                --                        530
Self-insurance claims (Note 5)                                                            235                      235
Other liabilities                                                                       1,228                    1,746
                                                                                    ---------                ---------
  Total current liabilities                                                             5,220                    6,334

Long term obligations (Note 4)                                                         11,391                   10,116
Convertible promissory note (Note 4)                                                    2,825                    2,825
                                                                                    ---------                ---------
                                                                                       19,436                   19,275
                                                                                    ---------                ---------
COMMITMENTS AND CONTINGENCIES (Note 5)                                                   --                       --

STOCKHOLDERS' EQUITY
Preferred stock                                                                          --                       --
Common stock - $.05 par value,
  authorized 50,000,000 shares, issued
  39,949,589 and 39,949,589 shares, respectively                                        1,997                    1,997
Additional paid-in capital                                                            174,586                  174,479
Retained deficit                                                                     (150,323)                (144,034)
Deferred compensation                                                                     (53)                     (65)
Treasury stock, at cost, 30,861,225 and 30,913,225
  shares, respectively                                                                (22,767)                 (22,805)
                                                                                    ---------                ---------
  Total stockholders' equity                                                            3,440                    9,572
                                                                                    ---------                ---------
                                                                                    $  22,876                $  28,847
                                                                                    =========                =========

     See accompanying notes to condensed consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                             Three Months Ended     Six Months Ended
                                                  July 31,              July 31,
                                             ------------------    ------------------
                                              2006       2005       2006       2005
                                             -------    -------    -------    -------

Service revenues (Note 1)                    $ 3,538    $ 1,632    $ 6,970    $ 4,496
Cost of service revenues                       2,041      1,268      4,375      2,765
                                             -------    -------    -------    -------
  Gross profit                                 1,497        364      2,595      1,731

Selling, general and administrative            2,777      2,109      4,915      3,836
Impairment charge (Note 1)                     4,482       --        4,482       --
                                             -------    -------    -------    -------

  Loss from operations                        (5,762)    (1,745)    (6,802)    (2,105)

Other income (expense):
  Income from AFC investment (Note 3)            192         58        260        216
  Interest income                                  3         31          6         35
  Interest expense                              (189)      (158)      (363)      (323)
  Interest expense abatement (Note 4)            631       --          631       --
  Other income - net (Note 6)                   --        1,897       --        1,897
                                             -------    -------    -------    -------

  Income (loss) from continuing operations
     before income taxes                      (5,125)        83     (6,268)      (280)

Provision for income taxes                       (12)        (4)       (23)       (15)
                                             -------    -------    -------    -------

  Income (loss) from continuing operations    (5,137)        79     (6,291)      (295)

Income from discontinued
  operations, net of tax                           1         14          2         16
                                             -------    -------    -------    -------

  Net income (loss)                          $(5,136)   $    93    $(6,289)   $  (279)
                                             =======    =======    =======    =======

Basic and diluted income (loss) per share
  Continuing operations                      $  (.56)   $   .01    $  (.69)   $  (.03)
  Discontinued operations                       --         --         --         --
                                             -------    -------    -------    -------
     Net income (loss) per share             $  (.56)   $   .01    $  (.69)   $  (.03)
                                             =======    =======    =======    =======

Weighted average number
   of shares outstanding
   Basic and diluted                           9,081      9,457      9,059      9,766
                                             =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                         SIX MONTHS ENDED JULY 31, 2006
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                        Preferred Stock        Common Stock
                        ---------------- -------------------- Additional                          Deferred            Comprehensive
                                  Par                   Par     Paid-In    Retained   Treasury  Compensation             Income
                        Shares   Value     Shares      Value    Capital    Deficit     Stock       Expense    Total      (Loss)
                        -------  ------- -----------  ------- ---------- ----------- ---------- ------------ -------- -----------

Balance at
January 31, 2006             -      $ -   39,949,589  $ 1,997  $ 174,479 $ (144,034) $ (22,805)       $ (65) $ 9,572

Net loss                                                                     (6,289)                          (6,289)   $ (6,289)
Share-based compensation                                              99                                          99
  expense
Treasury stock issued                                                  8                    38                    46
Deferred compensation
   expense                                                                                               12       12
                        -------  ------- -----------  ------- ---------- ----------- ---------- ------------ -------- -----------
Comprehensive income                                                                                                  $ (6,289)
                                                                                                                      ===========
Balance at
 July 31, 2006               -      $ -   39,949,589  $ 1,997  $ 174,586 $ (150,323) $ (22,767)       $ (53) $ 3,440
                        =======  ======= ===========  ======= ========== =========== ========== ============ ========

     See accompanying notes to condensed consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          July 31,
                                                                     ------------------
                                                                       2006       2005
                                                                     -------    -------

Cash flows from operating activities
  Net loss                                                           $(6,289)   $  (279)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                        796        679
    Impairment charge                                                  4,482       --
    Income from AFC investment                                          (260)      (216)
    Share-based compensation expense                                     140       --
    Stock issued as compensation for services rendered                     5         33
    Fair value of Eligible Shareholder warrants                         --           88
    Amortization of deferred compensation expense                         12         12

  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable                                                 (389)       970
    Income tax refundable                                               --          826
    Accrued income tax                                                   (32)        11
    Accounts payable                                                      54       (483)
    Deferred revenue                                                     396        665
    Other operating assets and liabilities, net                         (577)      (319)
                                                                     -------    -------
      Net cash provided by (used in) operating activities             (1,662)     1,987
                                                                     -------    -------

Cash flows from investing activities:
  Proceeds from AFC distributions                                      1,207        208
  Purchase of letter of credit, increase in restricted cash             (147)      --
  Purchase of property and equipment                                    (302)      (142)
                                                                     -------    -------
      Net cash provided by investing activities                          758         66
                                                                     -------    -------

Cash flows from financing activities:
  Proceeds from issuance of promissory note                            1,000       --
  Payments to retire due to former OTI Members                          (530)      --
  Payments to acquire treasury stock                                    --       (1,052)
  Payments of long term debt                                            (209)      (456)
                                                                     -------    -------
      Net cash provided by (used in) financing activities                261     (1,508)
                                                                     -------    -------

  Increase (decrease) in cash and cash equivalents from operations      (643)       545
  Cash and cash equivalents at beginning of period                     1,144        471
                                                                     -------    -------
  Cash and cash equivalents at end of period                         $   501    $ 1,016
                                                                     =======    =======

Supplemental disclosures of cash flow information:
  Interest paid                                                      $    39    $   479
                                                                     =======    =======
  Income taxes paid                                                  $    55    $  --
                                                                     =======    =======

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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA's consolidated financial statements, including the notes thereto, appearing in iDNA's Annual Report on Form 10-K for the year ended
January 31, 2006. The results of operations for the three months and six months ended July 31, 2006 are not necessarily indicative of the operating results for the full year.

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
Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of
$128,000 and $22,000, respectively, are reported as other current assets at July
31, 2006 and January 31, 2006.

         iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended July 31, 2006 and 2005, electronic equipment sales were $518,000 and
$254,000, respectively. For the six months ended July 31, 2006 and 2005, electronic equipment sales were $1.3 million and $375,000, respectively.

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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Research and Development Costs
------------------------------

         As a consequence of the acquisition of Option Technologies Interactive,
LLC ("OTI") on November 18, 2005, iDNA incurred certain research and development costs. Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of service revenues. iDNA charged $118,000 and $198,000, respectively, to research and development expense for the three months and six months ended July 31, 2006.

Restricted Cash
---------------

      In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA's new New York headquarters.
The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of July 31, 2006.

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

         In its acquisition of OTI on November 18, 2005 (see Note 2), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $1.1 million. The useful lives of these intangibles are estimated to be 5 to 10 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months and six months ended
July 31, 2006, iDNA charged to operations $63,000 and $76,000, respectively, for the amortization of these intangible assets. iDNA engaged an independent valuation firm to assist in the final determination of the fair value of the acquired assets of OTI in order to determine the appropriate purchase accounting allocation.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         In its acquisition of The Campus Group (as defined below), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles are estimated to be 17 years and
9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For each of the three months ended July 31, 2006 and 2005, iDNA charged to operations $142,000 for the amortization of these intangible assets. For each of the six months ended July
31, 2006 and 2005, iDNA charged to operations $284,000 for the amortization of these intangible assets.

Impairment of Long-Lived Assets
-------------------------------

         iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If indicators of impairment exist, iDNA would determine whether the estimated undiscounted sum of the future cash flows of such assets is less than its carrying amount. If less, an impairment loss would be recognized based on the excess of the carrying amount of such assets over their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

         iDNA conducted its Fiscal 2006 annual analysis as of January 31,
2006. iDNA estimated the fair value of its reporting units as compared to their estimated book value. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices of comparable companies). iDNA concluded that as of
January 31, 2006 there were no impairments of its long-lived assets or goodwill based upon the then forecasted discounted cash flows. However, during the second quarter of Fiscal 2007, the results of the operations of the Campus Group
Companies, Inc. ("CGC") reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required as of July 31, 2006. Based upon
iDNA's preliminary assessment, for the three months and six months ended July
31, 206, iDNA charged to operations $4.5 million for the estimated impairment of
CGC's goodwill of $2.6 million, and for CGC's other intangible assets of $1.9 million. iDNA will continue to monitor and may supplement and refine its impairment analysis further prior to iDNA's fiscal year end. Based upon the results of this supplemental impairment analysis, if warranted, iDNA will record an additional adjustment to the value its long-lived assets and goodwill.

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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revised Consolidated Statements of Cash Flow
--------------------------------------------\

         In Fiscal 2007, iDNA has separately disclosed the operating, investing and financing portions of cash flows attributable to its discontinued
operations, which in prior periods were reported on a combined basis as a single amount. The principal cash flow components of iDNA's discontinued operations are changes in connection with iDNA's self-insurance claims.

New Accounting Pronouncements
-----------------------------

         In December 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA adopted SFAS 123R at the beginning of Fiscal 2007 (effective February 1, 2006). Under SFAS No. 123R, iDNA must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. iDNA elected the prospective method of adopting SFAS No. 123R which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. Accordingly, iDNA has recorded charges to operations for stock-based compensation expense for the three months and six months ended July 31, 2006 of $72,000 and $145,000, respectively.

         In May 2005, FASB issued Statement No. 154, Accounting Changes and
Error Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting
Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial
Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iDNA adoption of SFAS 154 did not have a material impact on iDNA's reported consolidated financial position or results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
(FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity's uncertain tax positions. FIN 48 is effective for us beginning February 1, 2007.
iDNA is currently evaluating the impact of its adoption on iDNA's financial position and results of operations.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION

         On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of OTI from Flexner Wheatley & Associates ("FWA") and
MeetingNet Interactive, Inc. ("MeetingNet"). OTI is a technology company providing interactive software and hardware systems and services that facilitate audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA's subsidiary Audience Response
Systems, Inc. ("ARS") also provided similar services. With the acquisition of
OTI, iDNA (i) gained access to important new clients, industries and market segments, (ii) acquired a fully developed and integrated propriety software that is an "add-in" application module with Microsoft(R) Office PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not previously served by iDNA and (iii) expanded its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition was principally its (i) industry position, (ii) assembled workforce,
(iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

         In exchange for the acquisition of all of the outstanding membership interests of OTI, iDNA (i) paid $744,000 at closing, (ii) issued to FWA and
MeetingNet promissory notes in an aggregate principal amount of $1.5 million
("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of
iDNA's common stock, $0.05 par value ("Common Stock") to FWA and MeetingNet valued at $258,000, representing the fair value of iDNA's Common Stock at the date of the acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI's meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008.

         In connection with the OTI acquisition, Mark Fite entered into an employment agreement with OTI under which he has agreed to serve as President of
OTI for an initial term of three years. Under the terms of the employment agreement, Mr. Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA's Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of
OTI. iDNA also granted to all active OTI employees stock options to acquire an aggregate of 66,500 shares of iDNA's Common Stock, subject to vesting over a three year period and subject to OTI's meeting certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. The exercise price for the stock options granted to Mr. Fite and the OTI employees was set at the fair value of iDNA's Common Stock as of the date of the OTI acquisition, $0.52 per share.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION - CONTINUED

         The components and final allocation of the purchase price were as follows (in thousands):

                                                          Amount
                                                        ----------
Components of purchase price:
      Cash paid at closing                              $     744
      Promissory notes issued at closing                    1,489
      Common stock issued at closing                          258
      Transaction costs                                       268
                                                        ----------
           Total purchase price                         $   2,759
                                                        ==========

Allocation of purchase price:
      Current assets                                    $   1,303
      Property and equipment                                1,056
      Goodwill arising in the acquisition                     351
      Other intangible assets                               1,080
                                                        ----------
                                                            3,790
      Accounts payable and accrued expenses                  (497)
      Due to former OTI Members                              (534)
                                                        ----------
      Net assets acquired                               $   2,759
                                                        ==========

         As a consequence of the OTI acquisition and in accordance with SFAS No.
141 Business Combinations, iDNA recorded goodwill and other intangible assets of
$351,000 and $1.1 million, respectively. iDNA has estimated lives for the other intangible assets of 5 to 10 years. For the three months and six months ended
July 31, 2006, iDNA charged to operations $63,000 and $76,000, respectively, for the amortization of these intangibles. iDNA engaged the valuation services of an independent third party appraisal company to assist in the final determination of the fair value of tangible and intangible assets acquired in accordance with
SFAS No. 141, Business Combinations. The final valuation analysis was completed prior to July 31, 2006 and fair value adjustments to the purchase price allocation have been recorded.

         iDNA does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION - CONTINUED

         The following sets forth the pro forma condensed results of operations of iDNA and OTI for the six months ended July 31, 2005 as if the acquisitions were consummated on February 1, 2005. Prior to OTI's acquisition, OTI used a
December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for iDNA for the six months ended July 31 with the historical results of OTI for the six months ended June 30. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect for the periods indicated or the results that may occur in the future.
Pro forma revenues, net loss and loss per share are as follows (in thousands):

                                                         Six Months Ended
                                                          July 31, 2005
                                                          -------------
Service revenues                                           $   7,934
                                                           =========
Net income from continuing operations                      $     255
                                                           =========
Income per share from continuing operations                $    0.03
                                                           =========

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
iDNA's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30,
July 31, October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and
December 31, respectively. For the three months ended July 31, 2006 and 2005,
iDNA recorded income of $192,000 and $58,000, respectively, representing its share of AFC's net income. For the six months ended July 31, 2006 and 2005, iDNA recorded income of $260,000 and $216,000, respectively, representing its share of AFC's net income.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC - CONTINUED

         Summarized income statement data for AFC for the three months and six months ended June 30, 2006 and 2005, respectively, is as follows (in thousands):

                                         Three Months Ended  Six Months Ended
                                               June 30,          June 30,
                                         ------------------  ----------------
                                            2006     2005     2006     2005
                                           ------   ------   ------   ------
Revenues                                   $1,464   $1,141   $2,929   $2,552

Film rental                                   296      228      813      534
Operating costs                               571      566    1,174    1,115
Depreciation and amortization                 171      189      337      387
General and administrative expenses            43       42       85       84
                                           ------   ------   ------   ------
                                            1,081    1,025    2,409    2,120
                                           ------   ------   ------   ------
Net income                                 $  383   $  116   $  520   $  432
                                           ======   ======   ======   ======
iDNA's proportionate share of net income   $  192   $   58   $  260   $  216
                                           ======   ======   ======   ======

         As a consequence of iDNA's acquisition of OTI effective November 18,
2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in an aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At July 31,
2006, iDNA had outstanding obligations under the terms of the OTI Promissory
Notes of $1.4 million and accrued interest of $18,000.

         As a consequence of iDNA's acquisition of The Campus Group effective
July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes of $9.9 million and a convertible promissory note of $2.8 million (collectively, the "Campus Notes"). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note
(Convertible Note") (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and
Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA's Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA's Common
Stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus
Group. At July 31, 2006, iDNA had outstanding obligations under the terms of the
Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         For the trailing twelve month period ended July 31, 2006, The Campus
Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus
Notes of $631,000 for the three months and the six months ended July 31, 2006.
Prospectively, interest may accrue pursuant to the terms of the Campus Notes;
however, iDNA is not obligated to pay any principal or interest on the Campus
Notes until October 31, 2007.

         As a consequence of iDNA's acquisition of OMI Business Communications,
Inc. ("OMI") effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the "SBA Loan"). At July 31, 2006, the
remaining balance of the SBA Loan of $346,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

         On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note ("Note") of $1.0 million. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15,
2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at fourteen percent per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of iDNA's right, title and interest in and to virtually all of iDNA's assets not previously pledged pursuant to other long term obligations. At July
31, 2006, the balance of the Note was $1.0 million.

         The components of long term obligations at July 31, 2006 are as follows
(in thousands):

                                                 Amounts
                                                 --------
 SBA loan                                        $    346
 Promissory note                                    1,000
 OTI promissory notes                               1,350
 Base promissory notes                              6,046
 Trailing promissory notes                          3,275
 Convertible note payable                           2,825
                                                 ---------
                                                   14,842
 Less current maturities                             (626)
                                                 ---------
 Long term obligations and
    convertible note payable                     $ 14,216
                                                 =========

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

         iDNA's current maturities and long term obligations at July 31, 2006 are as follows (in thousands):

                                                 Amounts
                                                 --------
 2007                                            $    626
 2008                                               2,101
 2009                                               1,337
 2010                                               1,084
 2011                                               1,332
 Thereafter                                         8,362
                                                 --------
                                                 $ 14,842
                                                 ========

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
iDNA's self-insurance liability at both July 31, 2006 and January 31, 2006 was
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
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         iDNA, Inc. ("iDNA") began operations in 1969 and was incorporated in
Delaware in 1971. iDNA is a corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institution strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars. iDNA, through its proprietary software and custom wireless communication technology, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze and measure data and information in real-time during a meeting or event.
iDNA's interactive wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required proprietary software and related electronic components to independently administrate its needs. Additionally,
iDNA, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry.

CRITICAL ACCOUNTING POLICIES

         iDNA's consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require iDNA to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of iDNA. iDNA's significant accounting policies are described in Note 1 of Notes to Condensed Consolidated
Financial Statements included under Item 1 of this Part I (hereinafter, the
"Notes"). However, certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions.
These accounting estimates and disclosures have been discussed with the Audit
Committee of iDNA's Board of Directors. A discussion of iDNA's critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

         Service Revenues: iDNA's service revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $128,000 and $22,000, respectively, are reported as other current assets at July 31, 2006 and January 31, 2006.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended July 31,
2006 and 2005, electronic equipment sales were $518,000 and $254,000, respectively. For the six months ended July 31, 2006 and 2005, electronic equipment sales were $1.3 million and $375,000, respectively.

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
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Valuation of Long-lived Assets and Goodwill: iDNA reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable and it annually assesses whether goodwill has been impaired by comparing the carrying amount of the goodwill to its fair value. When it is determined that the carrying amount of long-lived assets or goodwill is impaired, impairment is measured by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

            iDNA conducted its Fiscal 2006 annual analysis as of January 31,
2006. iDNA estimated the fair value of its reporting units as compared to their estimated book value. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices of comparable companies). iDNA concluded that as of
January 31, 2006 there were no impairments of its long-lived assets or goodwill based upon the then forecasted discounted cash flows. However, during the second quarter of Fiscal 2007, the results of operations of the Campus Group Companies,
Inc. ("CGC") reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required as of July 31, 2006. Based upon iDNA's preliminary assessment, for the three months and six months ended July 31, 206,
iDNA charged to operations $4.5 million for the estimated impairment of CGC's goodwill of $2.6 million, and for CGC's other intangible assets of $1.9 million.
iDNA will continue to monitor and may supplement and refine its impairment analysis further prior to iDNA's fiscal year end. Based upon the results of this supplemental impairment analysis, if warranted, iDNA will record an additional adjustment to the value its long-lived assets and goodwill.

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
iDNA's self-insurance liability at both July 31, 2006 and January 31, 2006 was
$235,000.

         Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect that the adjudication or settlement of these matters will have on iDNA.
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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006
  AS COMPARED TO THE THREE MONTHS ENDED JULY 31, 2005

         Service Revenues: Revenues for the three months ended July 31, 2006 and
July 31, 2005 were $3.5 million and $1.6 million, respectively. Revenues increased $1.9 million due principally to (i) revenues derived from Option
Technologies Interactive, LLC. ("OTI"), acquired November 18, 2005, of $1.1 million, (ii) an increase in the aggregate revenues of Audience Response
Systems, Inc. ("ARS") and Campus Group Companies, Inc. ("Campus") (collectively known as "The Campus Group") of $659,000 and (iii) an increase in the revenues of OMI Business Communications, Inc. ("OMI") of $186,000.

         For the three months ended July 31, 2006, revenues for The Campus Group were $2.1 million as compared to revenues of $1.5 million for the three months ended July 31, 2005. For the three months ended July 31, 2006, revenues for OMI were $332,000 as compared to revenues of $146,000 for the three months ended
July 31, 2005. The increase in revenues for the Campus Group of $659,000 for the three months ended July 31, 2006 as compared to revenues for the three months ended July 31, 2005 was principally due to an increase in the number, scope and value of client assignments, principally for medical symposiums and seminars and interactive meeting events, scheduled and completed during the three months ended July 31, 2006. The increase in revenues for OMI of $186,000 for the three months ended July 31, 2006 as compared to revenues for the three months ended
July 31, 2005 was principally due to an increase in client assignments completed during the period. The nature of OMI's and The

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Campus Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period.

         Cost of Service Revenues: Cost of revenues for the three months ended
July 31, 2006 were $2.0 million and were comprised principally of cost of revenues derived from operations of The Campus Group, OMI and OTI, with (i) The
Campus Group's cost of revenues of $1.3 million, (ii) OMI's cost of revenues of
$281,000 and (iii) OTI's cost of revenues of $446,000. Cost of revenues for three months ended July 31, 2005 were $1.3 million and were comprised principally of (i) The Campus Group's cost of revenues of $1.2 million and (ii)
OMI's cost of revenues of $47,000. The average gross margin for the three months ended July 31, 2006 and July 31, 2005 was 42.3% and 22.3%, respectively.

        The aggregate increase in gross profit of $1.1 million for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 was due principally to the net effects of (i) an increase in revenues due to the acquisition of OTI and (ii) an increase in revenues at The Campus Group and OMI.
The aggregate average gross margins for The Campus Group increased by 21.0%, which can be principally attributed to (i) an increase of revenues realized which offset fixed production overhead costs and (ii) an increase in general production margins as a consequence of a favorable production mix during the three months ended July 31, 2006. The aggregate gross margins for OMI decreased
52.7% as a consequence of higher production costs during the three months ended
July 31, 2006 as compared to the three months ended July 31, 2005. OTI's aggregate gross margin for the three months ended July 31, 2006 was 57.8%.

         Selling, General and Administrative ("SG&A"): For the three months ended July 31, 2006, SG&A expense increased $668,000 to $2.8 million as compared to $2.1 million for the three months ended July 31, 2005. The increase in SG&A expense was due principally to the net effect of (i) $438,000 in new SG&A expense due to the acquisition of OTI, (ii) $25,000 in new SG&A due to the launch of iDNA HC, (iii) an increase in OMI SG&A of $3,000, (iv) an increase in
The Campus Group SG&A of $298,000 relating principally to an increase in personnel expenses offset by (v) a decrease in iDNA SG&A of $96,000 relating principally to the elimination of certain cost of legal and other settlement costs (see other income below), offset by, an increase in costs relating to marketing and branding initiatives.

         Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the three months ended July 31, 2006 and 2005, iDNA recorded income of $192,000 and $58,000, respectively, representing iDNA's share of AFC's net income for the three months ended June 30, 2006 and 2005, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         The following sets forth summarized operating results for AFC (in thousands):

                                                  Three Months Ended
                                                        June 30,
                                                 ---------------------
                                                  2006           2005
                                                 ------         ------
Revenues                                         $1,464         $1,141

Film rental                                         296            228
Operating costs                                     571            566
Depreciation and amortization                       171            189
General and administrative expenses                  43             42
                                                 ------         ------
                                                  1,081          1,025
                                                 ------         ------
Net income                                       $  383         $  116
                                                 ======         ======
iDNA's proportionate share of net income         $  192         $   58
                                                 ======         ======

         AFC's revenues increased $323,000 for the three months ended June 30,
2006 as compared to the three months ended June 30, 2005, principally as a result of (i) a 3.2% increase in average ticket prices, (ii) an increase of
$84,000 in other, concession and cafe revenues and (iii) an increase of 21.4% in attendance period-to-period. The attendance, and at times the ticket prices, at
AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, increased 0.2% to 20.2% from 20.0% for the three months ended June 30, 2006 and
2005, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.
Operating costs, as a percent of revenue, decreased 10.6% to 39.0% for the three months ended June 30, 2006, as compared to 49.6% for the three months ended June
30, 2005 due principally to the increased revenues without a corresponding increase in operating costs for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The nature of AFC's operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

         Interest expense: Interest expense increased $31,000 for the three months ended July 31, 2006 to $189,000 as compared to $158,000 for the three months ended July 31, 2005. The increase in interest expense was due principally to (i) the $1.5 million in acquisition debt, bearing interest at 5% per annum, issued in November 2005 to acquire OTI and (ii) the $1.0 million promissory note, bearing interest at 14% issued in July 2006 to finance certain working capital needs of iDNA.

         Interest expense abatement: The Base Notes, Trailing Notes and
Convertible Note issued by iDNA to acquire The Campus Group bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, The Campus Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31,
2006 was abated. As a consequence of the interest abatement, iDNA realize a gain from the abatement of interest on the Campus Notes of $631,000 for the three months ended July 31, 2006.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Prospectively, interest will accrue pursuant to the terms of the Campus
Notes; however, iDNA is not obligated to pay any principal or interest on the
Campus Notes until October 31, 2007.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA's effective federal income tax rate was zero for the three month periods ended July 31, 2006 and July 31, 2005. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2006
  AS COMPARED TO THE SIX MONTHS ENDED JULY 31, 2005

         Service Revenues: Revenues for the six months ended July 31, 2006 and
July 31, 2005 were $7.0 million and $4.5 million, respectively. Revenues increased $2.5 million due principally to the net effect of (i) revenues derived from Option Technologies Interactive, LLC. ("OTI"), acquired November 18, 2005, of $2.3 million, (ii) an increase in the revenues of OMI Business
Communications, Inc. ("OMI") of $221,000, offset by (iii) a decrease in the revenues of The Campus Group of $49,000.

         For the six months ended July 31, 2006, revenues for The Campus Group were $4.1 million as compared to revenues of $4.1 million for the six months ended July 31, 2005. For the six months ended July 31, 2006, revenues for OMI were $609,000 as compared to revenues of $387,000 for the six months ended July
31, 2005. Revenues for The Campus Group remained consistent for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005 as a consequence of similar number, scope and value of client assignments scheduled and completed during the respective periods. The increase in revenues for OMI of
$222,000 for the six months ended July 31, 2006 as compared to revenues for the six months ended July 31, 2005 was principally due to an increase in client assignments completed during the period. The nature of OMI's and The Campus
Group's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period.

         In the past twelve months, iDNA has hired senior marketing strategists and in March 2006, iDNA formed a new integrated marketing group for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues. Additionally, in July 2006, iDNA formed a new subsidiary, iDNA Healthcare Communications, Inc. ("iDNA HC") and hired four communication and administrative professionals, in an effort to expand its communications program services in the pharmaceutical industry.

         To date, the efforts of iDNA's new marketing strategists have not yet translated into incremental new revenues for iDNA. Generally, there is a six to twelve month investment period before iDNA expects to realize the benefits from the addition of such personnel in the form of new projects and/or clients.
Although no assurances can be made, iDNA continues to seek revenue expansion through the retention of these marketing strategists as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase its overall revenues. iDNA continues to monitor the progress of each of its initiatives with its marketing strategists.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         Cost of Service Revenues: Cost of revenues for the six months ended
July 31, 2006 were $4.4 million and were comprised principally of cost of revenues derived from operations of The Campus Group, OMI and OTI, with (i) The
Campus Group's cost of revenues of $2.9 million, (ii) OMI's cost of revenues of
$460,000 and (iii) OTI's cost of revenues of $1.1 million. Cost of revenues for six months ended July 31, 2005 were $2.8 million and were comprised principally of (i) The Campus Group's cost of revenues of $2.6 million and (ii) OMI's cost of revenues of $194,000. The average gross margin for the six months ended July
31, 2006 and July 31, 2005 was 37.2% and 38.5%, respectively.

         The aggregate increase in gross profit of $864,000 for the six months ended July 31, 2006 as compared to the six months ended July 31, 2005 was due principally to the net effects of (i) an increase in revenues due to the acquisition of OTI, offset by (iii) a decrease in gross profit at The Campus
Group and OMI. The aggregate average gross margins for The Campus Group decreased by 7.9%, which can be attributed principally to an unfavorable mix of revenues realized to offset fixed production overhead costs during the six months ended July 31, 2006. The aggregate gross margins for OMI decreased 25.4%
as a consequence of higher production costs during the six months ended July 31,
2006 as compared to the six months ended July 31, 2005. OTI's aggregate gross margin for the six months ended July 31, 2006 was 54.2%.

         Selling, General and Administrative ("SG&A"): For the six months ended
July 31, 2006, SG&A expense increased $1.1 million to $4.9 million as compared to $3.8 million for the six months ended July 31, 2005. The increase in SG&A expense was due principally to the net effect of (i) $852,000 in new SG&A expense due to the acquisition of OTI, (ii) $25,000 in new SG&A due to the launch of iDNA HC, (iii) an increase in OMI SG&A of $83,000 relating principally to an increase in personnel expenses, (iv) an increase in The Campus Group SG&A of $247,000 relating principally to an increase in personnel expenses offset by
(v) a decrease in iDNA SG&A of $130,000 relating principally to the elimination of certain legal and other settlement costs (see other income below), offset, by an increase in cots related to marketing and branding initiatives.

         Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the six months ended July 31, 2006 and 2005, iDNA recorded income of $260,000 and $216,000, respectively, representing iDNA's share of AFC's net income for the six months ended June 30, 2006 and 2005, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following sets forth summarized operating results for AFC (in thousands):

                                                         Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                        2006           2005
                                                      -------         -------
Revenues                                              $ 2,929         $ 2,552

Film rental                                               813             534
Operating costs                                         1,174           1,115
Depreciation and amortization                             337             387
General and administrative expenses                        85              84
                                                      -------         -------
                                                        2,409           2,120
                                                      -------         -------
Net income                                            $   520         $   432
                                                      =======         =======
iDNA's proportionate share of net income              $   260         $   216
                                                      =======         =======

         AFC's revenues increased $377,000 for the six months ended June 30,
2006 as compared to the six months ended June 30, 2005, principally as a result of (i) a 3.5% increase in average ticket prices, (ii) an increase of $120,000 in other, concession and cafe revenues and (iii) an increase of 8.7% in attendance period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, increased 6.9% to 27.8% from 20.9% for the six months ended June 30, 2006 and
2005, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.
Operating costs, as a percent of revenue, decreased 3.6% to 40.1% for the six months ended June 30, 2006, as compared to 43.7% for the six months ended June
30, 2005 due principally to the increased revenues offset by a $59,000 increase in operating costs for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The nature of AFC's operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

         Interest expense: Interest expense increased $40,000 for the six months ended July 31, 2006 to $363,000 as compared to $323,000 for the six months ended
July 31, 2005. The increase in interest expense was due principally to (i) the
$1.5 million in acquisition debt, bearing interest at 5% per annum, issued in
November 2005 to acquire OTI and (ii) the $1.0 million promissory note, bearing interest at 14% issued in July 2006 to finance certain working capital needs of
iDNA.

         Interest expense abatement: The Base Notes, Trailing Notes and
Convertible Note issued by iDNA to acquire The Campus Group bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, The Campus Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31,
2006 was abated. As a consequence of the interest abatement, iDNA realize a gain from the abatement of interest on the promissory notes of $631,000 for the six months ended July 31, 2006.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Prospectively, interest will accrue pursuant to the terms of the Campus Notes;
however, iDNA is not obligated to pay any principal or interest on the Notes until October 31, 2007.

         Other Income: As a consequence of the confirmation of the New York
Settlement Stipulation settling certain shareholder derivative complaints and the subsequent purchase by iDNA of its Common Stock from certain selling shareholders, for the three months and six months ended July 31, 2005, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the selling shareholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the Common Stock acquired as of the date of the Agreement,
April 22, 2005, (iii) a charge to other income of $88,000 for the estimated expense of the fair value of the warrants to be issued to qualified eligible shareholders and (iv) realized other income of $2.0 million for the net proceeds received by iDNA from a settlement fund. In addition, the eligible shareholders were given until December 2005 to submit their claim for one warrant for each
8.23 shares of Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of iDNA's
Common Stock at a price of $1.55 per share. Based upon the final submission of claims, In April 2006, iDNA issued 100,282 warrants to the eligible shareholders.

         Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA's effective federal income tax rate was zero for the six month periods ended July 31, 2006 and July 31, 2005. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

         On July 20, 2006, iDNA, Inc. ("iDNA") consummated a Loan and Security
Agreement ("Loan Agreement") with a lender and issued a Promissory Note ("Note")
of $1.0 million. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at fourteen percent per annum. iDNA may prepay the Note at any time and without a prepayment penalty.

         The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA's right, title and interest in and to virtually all of iDNA's assets. The lien does not extend to the common stock of certain subsidiaries - the Campus Group Companies, Inc., Audience Response
Systems, Inc., Multi-Video Service, Inc. and Interactive Conferencing Network,
Inc. (collectively known as "The Campus Group") and Option Technologies
Interactive, LLC.

         The proceeds derived from the Note will be used for (i) capital expenditures of approximately $225,000 for additional wireless communication service electronic components ("Wireless Systems"), (ii) initial start-up capital of approximately $100,000 for the expansion of iDNA's medical communication group and (iii) general working capital.

         Prior to the issuance of the Note, iDNA had no external source of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At July 31, 2006, iDNA had unrestricted cash of $501,000, which together with any cash flow derived from its investment in AFC and the operations of iDNA's corporate communications business will be used to pursue such opportunities.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         As a consequence of iDNA's acquisition of OTI effective November 18,
2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in an aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At July 31,
2006, iDNA had outstanding obligations under the terms of the OTI Promissory
Notes of $1.4 million and accrued interest of $18,000.

         As a consequence of iDNA's acquisition of The Campus Group effective
July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes of $9.9 million and a convertible promissory note of $2.8 million (collectively, the "Campus Notes"). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note
(Convertible Note") (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and
Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA's Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA's Common
Stock prior to repayment of the Base Notes and Trailing Notes. The Campus Notes
are secured by the capital stock of the companies comprising The Campus Group.
At July 31, 2006, iDNA had outstanding obligations under the terms of the Base
Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and
$2.8 million, respectively, and accrued interest of $156,000.

         For the trailing twelve month period ended July 31, 2006, the Campus
Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the promissory notes of $631,000 for the three months and the six months ended July 31, 2006.
Prospectively, interest may accrue pursuant to the terms of the Campus Notes;
however, iDNA is not obligated to pay any principal or interest on the Notes until October 31, 2007.

         As a consequence of iDNA's acquisition of OMI effective April 1, 2003,
iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Dean Thompson in the principal amount of $153,000. The promissory note bore interest at 5% per annum and was payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note was repaid and retired in
April 2006.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan")
to finance certain capital expenditures. The Term Loan was payable in monthly installments of $6,000, comprised of principal and interest, over a five year term, expiring in July 2006. The Term Loan bore interest at the rate of 8.25%
per annum. The Term Loan was collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson. The Term Loan was repaid and retired in June 2006.

         On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At July 31,
2006, the remaining balance of the SBA Loan of $346,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

           For the six months ended July 31, 2006, iDNA's cash and cash equivalents decreased $643,000 due principally to the net effects of (i)
proceeds from AFC distributions of $1.2 million, (ii) proceeds from the issuance of the Note of $1.0 million, offset by (iii) cash flows used in operations of
$1.7 million, (iv) capital expenditures of $302,000, (v) the repayment of debt and due to former OTI Members of $739,000 and (vi) the cash collateralization of the $147,000 letter of credit issued in favor of iDNA's landlord.

         iDNA believes that the available cash and cash equivalents totaling
$501,000 at July 31, 2006 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. However, as previously discussed, iDNA's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA's Board of Directors. Such limitations may have an adverse impact on iDNA's financial position, results of operations and liquidity.

OTHER

New Accounting Pronouncements
-----------------------------
         In December 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA adopted SFAS 123R at the beginning of Fiscal 2007 (effective February 1, 2006). Under SFAS No. 123R, iDNA must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. iDNA elected the prospective method of adopting SFAS No. 123R which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. Accordingly, iDNA has recorded charges to operations for stock-based compensation expense for the three months and six months ended July 31, 2006 of $72,000 and $145,000, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         In May 2005, FASB issued Statement No. 154, Accounting Changes and
Error Corrections ("SFAS 154"). SFAS 154 replaces APB No. 20, Accounting
Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial
Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. iDNA adoption of SFAS 154 did not have a material impact on iDNA's reported consolidated financial position or results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109
(FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity's uncertain tax positions. FIN 48 is effective for us beginning February 1, 2007.
iDNA is currently evaluating the impact of its adoption on iDNA's financial position and results of operations.

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

         As of July 31, 2006, the interest rates under iDNA's long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this interim report on Form
10-Q, the Chief Executive Officer and the Chief Financial Officer of iDNA (the
"Certifying Officers") have conducted evaluations of iDNA's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e)) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term
"disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed iDNA's disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers has executed the requisite Officer's Certification included as Exhibit 31 to this Quarterly
Report on Form 10-Q.

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
iDNA's self-insurance liability at both July 31, 2006 and January 31, 2006 was
$235,000.

Trademarks
----------
         On August 16, 2006, OTI was named as a defendant in a complaint filed in the United States District Court for the Northern District of Illinois
Eastern Division entitled "Brahler ICS Konferenztechnik AG ("Brahler") vs.
Digivote, Inc., Option Technologies Interactive, LLC and Suneel Mirchandani".
The complaint alleges that since on or about September 2004 the defendants wrongfully used and infringed upon Brahler's federally registered trademark
Digivote for their own commercial gain without the authorization of Brahler.
This matter is in its early stage of review however, OTI and iDNA believe that
OTI has a number of affirmative defenses regarding this matter and we intend to vigorously defend this litigation and/or enter into settlements of claims where management deems appropriate. In the opinion of management, the amount of ultimate liability with respect to this action, if any, is unlikely to materially affect our financial position, results of operations or liquidity.

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

                               iDNA, INC.

Date: September 18, 2006       By: /s/ James J. McNamara
      ------------------           ---------------------------------------------
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

