Form 10-Q
period 2006-10-31
iDNA, Inc.
filed 2006-12-15
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended October 31, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-11601

                                   iDNA, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               34-1816760
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

415 Madison Avenue, 7th Floor, New York, New York                   10017
    (Address of principal executive offices)                     (Zip Code)

                                 (212) 644-1400
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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

   Large accelerated filer [_] Accelerated filer [_] Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)

                                 Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                Outstanding at December 14, 2006
-----------------------------                   --------------------------------
Common Stock, $0.05 par value                                9,598,364

                           iDNA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Report of Independent Registered Public Accounting Firm         3

               Condensed Consolidated Balance Sheets as of
               October 31, 2006 and January 31, 2006                           4

               Condensed Consolidated Statements of Operations for the
               Three Months and Nine Months Ended October 31, 2006
               and 2005                                                        5

               Condensed Consolidated Statement of Stockholders' Equity
               and Comprehensive Loss for the Nine Months Ended
               October 31, 2006                                                6

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended October 31, 2006 and 2005                     7

               Notes to Condensed Consolidated Financial Statements            8

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  19

Item 3.        Quantitative and Qualitative Disclosures about
               Market Risk                                                    33

Item 4.        Controls and Procedures                                        33

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              35
Item 1A.       Risk Factors                                                   35
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds    35
Item 3.        Defaults Upon Senior Securities                                36
Item 4.        Submission of Matters to a Vote of Security Holders            36
Item 5.        Other Information                                              36
Item 6.        Exhibits                                                       36

Signatures                                                                    37

Certifications                                                                38

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of
iDNA, Inc. and Subsidiaries as of October 31, 2006, the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended October 31, 2006 and 2005; the related condensed consolidated statement of stockholders' equity and comprehensive loss for the nine-month period ended October 31, 2006 and the condensed consolidated statements of cash flows for each of the nine-month periods ended October 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

/s/ Grant Thornton LLP
Cleveland, Ohio
December 8, 2006

                           iDNA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     October 31,   January 31,
                                                                         2006          2006
                                                                     -----------   -----------
                                                                     (unaudited)

                              ASSETS
Cash and cash equivalents                                             $   1,181     $   1,144
Restricted cash (Note 1)                                                    147            --
Accounts receivable, net of allowance
   of $85 and $105, respectively (Note 1)                                 1,900         2,045
Inventory (Note 1)                                                          231           247
Prepaid expenses                                                            299           277
Other current assets                                                         38            22
                                                                      ---------     ---------
   Total current assets                                                   3,796         3,735
Property and equipment, net of accumulated
   depreciation of $2,614 and $2,029, respectively (Note 1)               2,920         2,919
Investment in AFC (Note 3)                                                7,066         7,822
Goodwill (Notes 1 and 2)                                                  2,728         5,879
Other intangible assets, net of accumulated
   amortization of $1,955 and $1,430, respectively (Notes 1 and 2)        6,343         8,352
Other assets                                                                145           140
                                                                      ---------     ---------
                                                                      $  22,998     $  28,847
                                                                      =========     =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 4)                  $     658     $   1,111
Accounts payable                                                          1,563         1,463
Accrued income taxes                                                        303           358
Deferred revenue (Note 1)                                                 1,127           891
Due to former OTI Members                                                    --           530
Self-insurance claims (Note 5)                                              235           235
Other liabilities                                                         1,731         1,746
                                                                      ---------     ---------
   Total current liabilities                                              5,617         6,334
Long term obligations (Note 4)                                           11,330        10,116
Convertible promissory note (Note 4)                                      2,825         2,825
                                                                      ---------     ---------
                                                                         19,772        19,275
                                                                      ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 5)                                       --            --
STOCKHOLDERS' EQUITY
Preferred stock                                                              --            --
Common stock - $.05 par value,
   authorized 50,000,000 shares, issued
   39,949,589 and 39,949,589 shares, respectively                         1,997         1,997
Additional paid-in capital                                              174,638       174,479
Retained deficit                                                       (150,602)     (144,034)
Deferred compensation                                                       (48)          (65)
Treasury stock, at cost, 30,851,225 and 30,913,225
   shares, respectively                                                 (22,759)      (22,805)
                                                                      ---------     ---------
   Total stockholders' equity                                             3,226         9,572
                                                                      ---------     ---------
                                                                      $  22,998     $  28,847
                                                                      =========     =========

     See accompanying notes to condensed consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              Three Months Ended   Nine Months Ended
                                                  October 31,         October 31,
                                              ------------------   -----------------
                                                2006      2005       2006      2005
                                              -------   --------   -------   -------

Service revenues (Note 1)                      $4,758    $4,503    $11,728   $ 8,999
Cost of service revenues                        2,554     2,390      6,929     5,155
                                               ------    ------    -------   -------
   Gross profit                                 2,204     2,113      4,799     3,844
Selling, general and administrative             2,452     2,210      7,367     6,046
Impairment charge (Note 1)                         --        --      4,482        --
                                               ------    ------    -------   -------
   Loss from operations                          (248)      (97)    (7,050)   (2,202)
Other income (expense):
   Income from AFC investment (Note 3)            191       348        451       564
   Interest income                                  4         7         10        42
   Interest expense                              (216)     (161)      (579)     (484)
   Interest expense abatement (Note 4)             --        --        631        --
   Other income - net                              --        --         --     1,897
                                               ------    ------    -------   -------
   Income (loss) from continuing operations
      before income taxes                        (269)       97     (6,537)     (183)
Provision for income taxes                        (11)       --        (34)      (15)
                                               ------    ------    -------   -------
   Income (loss) from continuing operations      (280)       97     (6,571)     (198)
Income from discontinued
   operations, net of tax                           1        --          3        16
                                               ------    ------    -------   -------
   Net income (loss)                           $ (279)   $   97    $(6,568)  $  (182)
                                               ======    ======    =======   =======
Basic and diluted income (loss) per share
   Continuing operations                       $ (.03)   $  .01    $  (.72)  $  (.02)
   Discontinued operations                         --        --         --        --
                                               ------    ------    -------   -------
      Net income (loss) per share              $ (.03)   $  .01    $  (.72)  $  (.02)
                                               ======    ======    =======   =======
Weighted average number
   of shares outstanding
   Basic and diluted                            9,098     8,540      9,072     9,355
                                               ======    ======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
                       NINE MONTHS ENDED OCTOBER 31, 2006
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                          Preferred Stock    Common Stock
                          ---------------  ------------------  Additional                         Deferred             Comprehensive
                                    Par                  Par     Paid-In    Retained  Treasury  Compensation               Income
                           Shares  Value     Shares     Value    Capital     Deficit    Stock     Expense      Total       (Loss)
                          -------  ------  ----------  ------  ----------  ---------  --------  ------------  -------  -------------

Balance at
January 31, 2006              --    $--    39,949,589  $1,997   $174,479   $(144,034) $(22,805)     $(65)     $ 9,572
Net loss                                                                      (6,568)                          (6,568)    $(6,568)
Share-based compensation
   expense                                                           153                                          153
Treasury stock issued                                                  6                    46                     52
Deferred compensation
   expense                                                                                            17           17
                             ---    ---    ----------  ------   --------   ---------  --------      ----      -------     -------
Comprehensive income
   (loss)                                                                                                                 $(6,568)
                                                                                                                          =======
Balance at
 October 31, 2006             --    $--    39,949,589  $1,997   $174,638   $(150,602) $(22,759)     $(48)     $ 3,226
                             ===    ===    ==========  ======   ========   =========  ========      ====      =======

     See accompanying notes to condensed consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                          October 31,
                                                                      -----------------
                                                                        2006      2005
                                                                      -------   -------

Cash flows from operating activities
   Net loss                                                           $(6,568)  $  (182)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                     1,206     1,019
      Impairment charge                                                 4,482        --
      Income from AFC investment                                         (451)     (564)
      Share-based compensation expense                                    200        --
      Stock issued as compensation for services rendered                    5        33
      Fair value of Eligible Shareholder warrants                          --        88
      Amortization of deferred compensation expense                        17        18
   Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable                                                 145      (653)
      Income tax refundable                                                --       826
      Accrued income tax                                                  (55)       11
      Accounts payable                                                    100       714
      Deferred revenue                                                    236       259
      Other operating assets and liabilities, net                         (38)      147
                                                                      -------   -------
         Net cash provided by (used in) operating activities             (721)    1,716
                                                                      -------   -------
Cash flows from investing activities:
   Proceeds from AFC distributions                                      1,207       408
   Purchase of letter of credit, increase in restricted cash             (147)       --
   Purchase of property and equipment                                    (533)     (199)
                                                                      -------   -------
         Net cash provided by investing activities                        527       209
                                                                      -------   -------
Cash flows from financing activities:
   Proceeds from issuance of promissory note                            1,000        --
   Proceeds from borrowings under a capital lease                         102
   Payments to retire due to former OTI Members                          (530)       --
   Payments to acquire treasury stock                                      --    (1,052)
   Payments of long term debt and capital lease                          (341)     (485)
                                                                      -------   -------
         Net cash provided by (used in) financing activities              231    (1,537)
                                                                      -------   -------
   Increase in cash and cash equivalents                                   37       388
   Cash and cash equivalents at beginning of period                     1,144       471
                                                                      -------   -------
   Cash and cash equivalents at end of period                         $ 1,181   $   859
                                                                      =======   =======
Supplemental disclosures of cash flow information:
   Interest paid                                                      $    99   $   484
                                                                      =======   =======
   Income taxes paid                                                  $    55   $     4
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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

General

     The accompanying unaudited condensed consolidated financial statements include the accounts of iDNA, Inc. and its subsidiaries ("iDNA"). iDNA is a multi-dimensional corporate and institutional strategic communications, technology and entertainment company. iDNA specializes in the full service design, creative development, production, post production editing and transmission, via broadcast satellite videoconferencing, webcasting and traditional on-site presentations of corporate and institutional strategic communication, education and training video and other services for use at meetings, events, symposiums and seminars. iDNA, through its custom wireless communication technology and proprietary software, also facilitates client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. iDNA's wireless communication services are available as a turn-key service provided by
iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administrate its needs independently. Additionally, iDNA, through its investment in the Angelika Film Center LLC ("AFC"), operates in the movie exhibition industry (see Note 3).

     The financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of iDNA's consolidated financial position, results of operations, stockholders' equity and comprehensive loss, and cash flows for the periods presented.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange
Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA's consolidated financial statements, including the notes thereto, appearing in iDNA's Annual Report on Form 10-K for the year ended
January 31, 2006. The results of operations for the three months and nine months ended October 31, 2006 are not necessarily indicative of the operating results for the full year.

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
References herein to the fiscal year ending January 31, 2007 shall be the term
"Fiscal 2007" and references to other "Fiscal" years shall mean the year, that ended (or ends, as the case may be) on January 31 of the year indicated. The term the "Company" or "iDNA" as used herein refers to iDNA, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

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
Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of
$38,000 and $22,000, respectively, are reported as other current assets at
October 31, 2006 and January 31, 2006.

     iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended October 31, 2006 and 2005, electronic equipment sales were $708,000 and $233,000, respectively. For the nine months ended October 31, 2006 and 2005, electronic equipment sales were
$2.0 million and $608,000, respectively.

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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Research and Development Costs

     As a consequence of the acquisition of Option Technologies Interactive, LLC
("OTI") on November 18, 2005, iDNA now incurs certain research and development costs. Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of service revenues. iDNA charged $101,000 and $299,000, respectively, to research and development expense for the three months and nine months ended October 31,
2006.

Restricted Cash

     In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA's new New York headquarters.
The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of October 31, 2006.

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

     In its acquisition of OTI on November 18, 2005 (see Note 2), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $703,000. The useful lives of these intangibles are estimated to be 5 to 7 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months and nine months ended October 31, 2006,
iDNA charged to operations $12,000 and $88,000, respectively, for the amortization of these intangible assets. iDNA engaged an independent valuation firm to assist in the final determination of the fair value of the acquired assets of OTI in order to determine the appropriate purchase accounting allocation.

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
The useful lives of these intangibles were initially estimated to be 17 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For each of the three months ended October 31, 2006 and 2005, iDNA charged to operations $153,000 and
$141,000, respectively for the amortization of these intangible assets. For each of the nine months ended October 31, 2006 and 2005, iDNA charged to operations
$437,000 and $425,000, respectively, for the amortization of these intangible assets.

Impairment of Long-Lived Assets and Goodwill

     iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When indicators of impairment exist,
iDNA determines whether the estimated undiscounted sum of the future cash flows from such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which, the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk.
The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors. At January 31, 2006, iDNA determined that there was no impairment of long-lived assets.

     iDNA conducted its Fiscal 2006 annual analysis of goodwill as of January
31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices of comparable companies). iDNA concluded that as of January 31, 2006 there were no impairments of its goodwill based upon the then estimated fair value of its reporting units.

     However, during the second quarter of Fiscal 2007, the results of the operations of the Campus Group Companies, Inc. ("CGC") reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July
31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, based upon iDNA's preliminary assessment, second quarter operations were charged $1.9 million and $2.6 million for the estimated impairment of CGC's goodwill and other intangible assets, respectively.
Additionally, iDNA determined it appropriate to reduce the useful life of the
CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC's operations and will recognize further impairment charges if and when deemed appropriate.

Income Taxes

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

Reclassifications

     Certain Fiscal 2006 amounts have been reclassified to conform with Fiscal
2007 presentations.

New Accounting Pronouncements

     In December 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA adopted SFAS 123R at the beginning of Fiscal 2007 (effective February 1, 2006). iDNA elected the prospective method of adopting SFAS No. 123R which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. Accordingly,
iDNA has recorded charges to operations for stock-based compensation expense for the three months and nine months ended October 31, 2006 of $60,000 and $205,000,
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
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     In September 2006, the Securities and Exchange Commission staff issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial
Statements" ("SAB 108"). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. The SEC staff recommends that misstatements should be quantified using both a balance sheet and income statement approach and a determination be made as to whether either approach results in quantifying a misstatement which the registrant, after evaluating all relevant factors, considers material. The SEC staff will not object if a registrant records a one-time cumulative effect adjustment to correct misstatements occurring in prior years that previously had been considered immaterial based on the appropriate use of the registrant's methodology. SAB 108 is effective for fiscal years ending on or after November 15, 2006. iDNA does not currently expect SAB 108 to have a material impact on its consolidated financial position or results of operations.

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION

     On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of OTI from Flexner Wheatley & Associates ("FWA") and
MeetingNet Interactive, Inc. ("MeetingNet"). OTI is a technology company providing interactive software and hardware systems and services that facilitate audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA's subsidiary Audience Response
Systems, Inc. ("ARS") also provided similar services. With the acquisition of
OTI, iDNA (i) gained access to important new clients, industries and market segments, (ii) acquired a fully developed and integrated proprietary software that is an "add-in" application module with Microsoft(R) Office PowerPoint(R)
which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not previously served by iDNA and (iii) expanded its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition was principally OTI's (i) industry position, (ii) assembled workforce, (iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

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

     In connection with the OTI acquisition, Mark Fite entered into an employment agreement with OTI under which he has agreed to serve as President of
OTI for an initial term of three years. Under the terms of the employment agreement, Mr. Fite is entitled to base compensation of $150,000 per year and a performance bonus based upon the operating results of OTI. Mr. Fite was also granted stock options to acquire 60,000 shares of iDNA's Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement. iDNA also granted to all active OTI employees' stock options to acquire an aggregate of 66,500 shares of iDNA's Common Stock, subject to vesting over a three year period and subject to OTI's meeting certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. The exercise price for the stock options granted to Mr. Fite and the OTI employees was set at the fair value of iDNA's Common Stock as of the date of the OTI acquisition, $0.52 per share.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION - CONTINUED

     The components and allocation of the purchase price were as follows (in thousands):

                                            Amount
                                           -------
Components of purchase price:
   Cash paid at closing                    $   744
   Promissory notes issued at closing        1,489
   Common stock issued at closing              258
   Transaction costs                           268
                                           -------
      Total purchase price                 $ 2,759
                                           =======
Allocation of purchase price:
   Current assets                          $ 1,303
   Property and equipment                    1,381
   Goodwill arising in the acquisition         403
   Other intangible assets                     703
                                           -------
                                             3,790
   Accounts payable and accrued expenses      (497)
   Due to former OTI Members                  (534)
                                           -------
   Net assets acquired                     $ 2,759
                                           =======

     As a consequence of the OTI acquisition and in accordance with SFAS No. 141
Business Combinations, iDNA recorded goodwill and other intangible assets of
$403,000 and $703,000, respectively. iDNA has estimated lives for the other intangible assets of 5 to 7 years. For the three months and nine months ended
October 31, 2006, iDNA charged to operations $12,000 and $88,000, respectively, for the amortization of these intangibles. iDNA engaged the valuation services of an independent third party appraisal company to assist in the determination of the fair value of tangible and intangible assets acquired in accordance with
SFAS No. 141. A preliminary valuation analysis was completed prior to July 2006 and has subsequently been refined in October 2006. As a consequence of the valuation analysis, adjustments to the purchase price allocation have been recorded.

     iDNA does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - OPTION TECHNOLOGIES INTERACTIVE, LLC ACQUISITION - CONTINUED

     The following table sets forth the pro forma condensed results of operations of iDNA and OTI for the nine months ended October 31, 2005 as if the acquisitions were consummated on February 1, 2005. Prior to OTI's acquisition,
OTI used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for iDNA for the nine months ended
October 31 with the historical results of OTI for the nine months ended
September 30. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect for the periods indicated or the results that may occur in the future. Pro forma revenues, net income and income per share are as follows (in thousands):

                                           Nine Months Ended
                                            October 31, 2005
                                           -----------------
Service revenues                                $13,612
                                                =======
Net income from continuing operations           $   500
                                                =======
Income per share from continuing operations     $  0.05
                                                =======

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

     iDNA uses the equity method to account for its investment in AFC. iDNA's initial investment exceeded its share of AFC's net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30 and
December 31, respectively. For the three months ended October 31, 2006 and 2005,
iDNA recorded income of $191,000 and $348,000, respectively, representing its share of AFC's net income. For the nine months ended October 31, 2006 and 2005,
iDNA recorded income of $451,000 and $564,000, respectively, representing its share of AFC's net income.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - INVESTMENT IN AFC - CONTINUED

     Summarized income statement data for AFC for the three months and nine months ended September 30, 2006 and 2005, respectively, is as follows (in thousands):

                                          Three Months Ended   Nine Months Ended
                                             September 30,        September 30,
                                          ------------------   -----------------
                                             2006     2005       2006     2005
                                            ------   ------     ------   ------
Revenues                                    $1,646   $2,063     $4,575   $4,615

Film rental                                    406      499      1,219    1,033
Operating costs                                635      628      1,809    1,743
Depreciation and amortization                  195      197        532      584
General and administrative expenses             28       43        113      127
                                            ------   ------     ------   ------
                                             1,264    1,367      3,673    3,487
                                            ------   ------     ------   ------
Net income                                  $  382   $  696     $  902   $1,128
                                            ======   ======     ======   ======
iDNA's proportionate share of net income    $  191   $  348     $  451   $  564
                                            ======   ======     ======   ======

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS

     As a consequence of iDNA's acquisition of OTI effective November 18, 2005,
iDNA issued to FWA and MeetingNet the OTI Promissory Notes in an aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At October 31,
2006, iDNA had outstanding obligations under the terms of the OTI Promissory
Notes of $1.2 million and accrued interest of $16,000.

     As a consequence of iDNA's acquisition of The Campus Group effective July
31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes of $9.9 million and a convertible promissory note of $2.8 million
(collectively, the "Campus Notes"). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note
(Convertible Note") (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and
Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA's Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA's Common
Stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus
Group. At October 31, 2006, iDNA had outstanding obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $312,000.

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

     For the trailing twelve month period ended July 31, 2006, The Campus
Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus
Notes of $631,000 during the second quarter of fiscal 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October
31, 2007.

     As a consequence of iDNA's acquisition of OMI Business Communications, Inc.
("OMI") effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the
U.S. Small Business Administration (the "SBA Loan"). At October 31, 2006, the
remaining balance of the SBA Loan of $338,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Dean
Thompson, President of OMI.

     In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At October 31, 2006, the remaining balance due under the capital lease was $95,000.

     On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note ("Note") of $1.0 million. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15,
2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at fourteen percent per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of iDNA's right, title and interest in and to virtually all of iDNA's assets not previously pledged pursuant to other long term obligations. At
October 31, 2006, the balance of the Note was $1.0 million.

     The components of long term obligations at October 31, 2006 are as follows
(in thousands):

                               Amounts
                              --------
Capital lease                 $     95
SBA loan                           338
Promissory note                  1,000
OTI promissory notes             1,234
Base promissory notes            6,046
Trailing promissory notes        3,275
Convertible note payable         2,825
                              --------
                                14,813
Less current maturities           (658)
                              --------
Long term obligations and
   convertible note payable   $ 14,155
                              ========

                           iDNA, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - CURRENT AND LONG TERM OBLIGATIONS - CONTINUED

     iDNA's current maturities and long term obligations at October 31, 2006 are as follows (in thousands):

                                      Amounts
                                     --------
2007                                 $    662
2008                                    2,137
2009                                    1,250
2010                                    1,084
2011                                    1,332
Thereafter                              8,354
                                     --------
                                       14,819
Less: interest under capital lease         (6)
                                     --------
                                     $ 14,813
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
iDNA's self-insurance liability at both October 31, 2006 and January 31, 2006 was $235,000.

Other Litigation

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

     Service Revenues: iDNA's service revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from video production, video editing, meeting services and broadcast satellite or webcast services when the video is complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $38,000 and $22,000, respectively, are reported as other current assets at October 31, 2006 and January 31, 2006.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended October 31, 2006 and 2005, electronic equipment sales were $708,000 and $233,000, respectively. For the nine months ended October 31, 2006 and 2005, electronic equipment sales were
$2.0 million and $608,000, respectively.

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
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Valuation of Long-lived Assets and Goodwill: iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
When indicators of impairment exist, iDNA determines whether the estimated undiscounted sum of the future cash flows from such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which, the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors. At January 31, 2006, iDNA determined that there was no impairment of long-lived assets.

     iDNA conducted its Fiscal 2006 annual analysis of goodwill as of January
31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices of comparable companies). iDNA concluded that as of January 31, 2006 there were no impairments of its goodwill based upon the then estimated fair value of its reporting units.

     However, during the second quarter of Fiscal 2007, the results of the operations of the Campus Group Companies, Inc. ("CGC") reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July
31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, based upon iDNA's preliminary assessment, second quarter operations were charged $1.9 million and $2.6 million for the estimated impairment of CGC's goodwill and other intangible assets, respectively.
Additionally, iDNA determined it appropriate to reduce the useful life of the
CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC's operations and will recognize further impairment charges if and when deemed appropriate.

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
iDNA's self-insurance liability at both October 31, 2006 and January 31, 2006
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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006
   AS COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2005

     Service Revenues: Revenues for the three months ended October 31, 2006 and
October 31, 2005 were $4.8 million and $4.5 million, respectively. Revenues increased $255,000 due principally to the net effect of (i) revenues derived from Option Technologies Interactive, LLC. ("OTI"), acquired November 18, 2005, of $1.1 million, (ii) revenues derived from iDNA Healthcare Communications, Inc.
("iDNA HC"), formed July 1, 2006, of $467,000, offset by (iii) a decrease in the aggregate revenues of Audience Response Systems, Inc. ("ARS") and Campus Group
Companies, Inc. ("Campus") (collectively known as "The Campus Group") of
$235,000 and (iv) a decrease in the revenues of OMI Business Communications,
Inc. ("OMI") of $1.0 million.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     For the three months ended October 31, 2006, revenues for The Campus Group were $1.7 million as compared to revenues of $2.0 million for the three months ended October 31, 2005. For the three months ended October 31, 2006, revenues for OMI were $1.6 million as compared to revenues of $2.6 million for the three months ended October 31, 2005. The decrease in revenues for the Campus Group of
$235,000 for the three months ended October 31, 2006 as compared to revenues for the three months ended October 31, 2005 was principally due to a decrease in the number, scope and value of client assignments, principally for medical communications seminars and related projects scheduled and completed during the three months ended October 31, 2006. The decrease in revenues for OMI of $1.0 million for the three months ended October 31, 2006 as compared to revenues for the three months ended October 31, 2005 was principally due to a decrease in the number and value of client assignments completed during the period. The nature of iDNA's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope of work, size of project and the ultimate revenues derived.

     Cost of Service Revenues: Cost of revenues for the three months ended
October 31, 2006 were $2.5 million and were comprised principally of cost of revenues derived from operations of The Campus Group, iDNA HC, OMI and OTI, with
(i) The Campus Group's cost of revenues of $1.1 million, (ii) iDNA HC cost of revenues of $300,000, (iii) OMI's cost of revenues of $551,000 and (iii) OTI's cost of revenues of $574,000. Cost of revenues for three months ended October
31, 2005 were $2.4 million and were comprised principally of (i) The Campus
Group's cost of revenues of $1.1 million and (ii) OMI's cost of revenues of $1.3 million. The average gross margin for the three months ended October 31, 2006 and October 31, 2005 was 46.3% and 46.9%, respectively.

     The aggregate increase in gross profit of $91,000 for the three months ended October 31, 2006 as compared to the three months ended October 31, 2005 was due principally to the net effect of (i) an increase in revenues due to the acquisition of OTI and the formation of iDNA HC, offset by (ii) a decrease in revenues at The Campus Group and OMI. The aggregate average gross margins for
The Campus Group decreased by 10.6%, which can be principally attributed to (i)
a decrease of revenues realized to offset fixed production overhead costs and
(ii) a decrease in general production margins as a consequence of an unfavorable production mix during the three months ended October 31, 2006. The aggregate gross margins for OMI increased 16.3% as a consequence of lower production costs during the three months ended October 31, 2006 as compared to the three months ended October 31, 2005. OTI's aggregate gross margin for the three months ended
October 31, 2006 was 45.7%.

     Selling, General and Administrative ("SG&A"): For the three months ended
October 31, 2006, SG&A expense increased $242,000 to $2.5 million as compared to
$2.2 million for the three months ended October 31, 2005. The increase in SG&A expense was due principally to the net effect of (i) $360,000 in new SG&A expense due to the acquisition of OTI, (ii) $75,000 in new SG&A due to the launch of iDNA HC, (iii) an increase in iDNA SG&A of $6,000 offset by (iv) a decrease in OMI SG&A of $93,000 and (iv) a decrease in The Campus Group SG&A of
$106,000 relating principally to a decrease in personnel expenses.

     Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the three months ended October 31, 2006 and October 31,
2005, iDNA recorded income of $191,000 and $348,000, respectively, representing
iDNA's share of AFC's net income for the three months ended September 30, 2006 and 2005, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     The following sets forth summarized operating results for AFC (in thousands):

                                          Three Months Ended
                                             September 30,
                                          ------------------
                                             2006     2005
                                            ------   ------
Revenues                                    $1,646   $2,063

Film rental                                    406      499
Operating costs                                635      628
Depreciation and amortization                  195      197
General and administrative expenses             28       43
                                            ------   ------
                                             1,264    1,367
                                            ------   ------
Net income                                  $  382   $  696
                                            ======   ======
iDNA's proportionate share of net income    $  191   $  348
                                            ======   ======

     AFC's revenues decreased $417,000 for the three months ended September 30,
2006 as compared to the three months ended September 30, 2005, principally as a result of (i) a decrease of 21.2% in attendance period-to-period and (ii) a decrease of $64,000 in other, concession and cafe revenues. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, increased 0.5% to 24.7% from 24.2% for the three months ended September 30, 2006 and 2005, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, increased 8.2% to 38.6% for the three months ended September 30, 2006, as compared to 30.4% for the three months ended September 30, 2005 due principally to the decreased revenues without a corresponding decrease in operating costs for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The nature of AFC's operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

     Interest expense: Interest expense increased $55,000 for the three months ended October 31, 2006 to $216,000 as compared to $161,000 for the three months ended October 31, 2005. The increase in interest expense was due principally to
(i) the $1.5 million in acquisition debt, bearing interest at 5% per annum, issued in November 2005 to acquire OTI and (ii) the $1.0 million promissory note, bearing interest at 14% issued in July 2006 to finance certain working capital needs of iDNA.

     Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA's effective federal income tax rate was zero for the three month periods ended October 31, 2006 and October 31, 2005. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2006
   AS COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2005

     Service Revenues: Revenues for the nine months ended October 31, 2006 and
October 31, 2005 were $11.7 million and $9.0 million, respectively. Revenues increased $2.7 million due principally to the net effect of (i) revenues derived from OTI, acquired November 18, 2005, of $3.4 million, (ii) revenues derived from iDNA HC, formed July 2006, of $469,000, offset by (iii) a decrease in the revenues of OMI of $813,000 and (iv) a decrease in the revenues of The Campus
Group of $284,000.

     For the nine months ended October 31, 2006, revenues for The Campus Group were $5.7 million as compared to revenues of $6.0 million for the nine months ended October 31, 2005. For the nine months ended October 31, 2006, revenues for
OMI were $2.2 million as compared to revenues of $3.0 million for the nine months ended October 31, 2005. Revenues for The Campus Group decreased for the nine months ended October 31, 2006 as compared to the nine months ended October
31, 2005 as a consequence of a decline number, scope and value of client assignments scheduled and completed during the respective periods. The decrease in revenues for OMI of $813,000 for the nine months ended October 31, 2006 as compared to revenues for the nine months ended October 31, 2005 was principally due to a decrease in client assignments completed during the period. The nature of iDNA's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope of work, size of project and the ultimate revenues derived.

     In the past twelve months, iDNA has hired senior marketing strategists and in March 2006, iDNA formed a new integrated marketing group for corporate communication services to develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues. Additionally, in July 2006, iDNA formed a new subsidiary, iDNA HC and hired four communication and administrative professionals, in an effort to expand its communications program services in the pharmaceutical and medical services industries.

     To date, the efforts of iDNA's new marketing strategists have not yet translated into incremental new revenues for iDNA. As a consequence, iDNA has replaced certain of its marketing strategists during the three months ended
October 31, 2006 in an effort to achieve incremental new revenues. Generally, there is a six to twelve month investment period before iDNA expects to realize the benefits from the addition of such personnel in the form of new projects and/or clients. Although no assurances can be made, iDNA continues to seek revenue expansion through the retention of these marketing strategists as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase its overall revenues. iDNA continues to monitor the progress of each of its initiatives with its marketing strategists.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Cost of Service Revenues: Cost of revenues for the nine months ended
October 31, 2006 were $6.9 million and were comprised principally of cost of revenues derived from operations of The Campus Group, iDNA HC, OMI and OTI, with
(i) The Campus Group's cost of revenues of $4.0 million, (ii) iDNA HC's cost of revenues of $301,000, (iii) OMI's cost of revenues of $1.0 million, and (iv)
OTI's cost of revenues of $1.6 million. Cost of revenues for nine months ended
October 31, 2005 were $5.2 million and were comprised principally of (i) The
Campus Group's cost of revenues of $3.6 million and (ii) OMI's cost of revenues of $1.6 million. The average gross margin for the nine months ended October 31,
2006 and October 31, 2005 was 40.9% and 42.7%, respectively.

     The aggregate increase in gross profit of $955,000 for the nine months ended October 31, 2006 as compared to the nine months ended October 31, 2005 was due principally to the net effects of (i) an increase in revenues due to the acquisition of OTI and the formation of iDNA HC, offset by (ii) a decrease in gross profit at The Campus Group and OMI. The aggregate average gross margins for The Campus Group decreased by 9.4% for the nine months ended October 31,
2006 as compared to the nine months ended October 31, 2005, which can be attributed principally to an unfavorable mix of revenues realized to offset fixed production overhead costs. The aggregate gross margins for OMI increased
4.8% as a consequence of lower production costs during the nine months ended
October 31, 2006 as compared to the nine months ended October 31, 2005. OTI's and iDNA HC's aggregate gross margin for the nine months ended October 31, 2006 was 51.5% and 35.9%, respectively.

     Selling, General and Administrative ("SG&A"): For the nine months ended
October 31, 2006, SG&A expense increased $1.3 million to $7.4 million as compared to $6.0 million for the nine months ended October 31, 2005. The increase in SG&A expense was due principally to the net effect of (i) $1.2 million in new SG&A expense due to the acquisition of OTI, (ii) $101,000 in new
SG&A due to the launch of iDNA HC, (iii) an increase in The Campus Group SG&A of
$141,000 relating principally to an increase in personnel expenses offset by
(iv) a decrease in OMI SG&A of $9,000, (v) a decrease in iDNA SG&A of $124,000 relating principally to the elimination of certain legal and other settlement costs (see other income below), offset, by an increase in costs related to marketing and branding initiatives.

     Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2006 and 2005, iDNA recorded income of $451,000 and $564,000, respectively, representing iDNA's share of AFC's net income for the nine months ended September 30, 2006 and 2005, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The following sets forth summarized operating results for AFC (in thousands):

                                           Nine Months Ended
                                             September 30,
                                           -----------------
                                             2006      2005
                                           -------   -------
Revenues                                    $4,575   $4,615

Film rental                                  1,219    1,033
Operating costs                              1,809    1,743
Depreciation and amortization                  532      584
General and administrative expenses            113      127
                                            ------   ------
                                             3,673    3,487
                                            ------   ------
Net income                                  $  902   $1,128
                                            ======   ======
iDNA's proportionate share of net income    $  451   $  564
                                            ======   ======

     AFC's revenues decreased $40,000 for the nine months ended September 30,
2006 as compared to the nine months ended September 30, 2005, principally as a result of the net effect of (i) a 2.0% increase in average ticket prices, (ii)
an increase of $56,000 in other, concession and cafe revenues offset by (iii) a decrease of 4.4% in attendance period-to-period. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, increased 4.2% to 26.6% from 22.4% for the nine months ended September 30, 2006 and 2005, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, increased 1.7%
to 39.5% for the nine months ended September 30, 2006, as compared to 37.8% for the nine months ended September 30, 2005 due principally to the decreased revenues without a corresponding decrease in operating costs for the nine months ended September 30, 2006 as compared to the nine months ended September 30,
2005. The nature of AFC's operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

     Interest expense: Interest expense increased $95,000 for the nine months ended October 31, 2006 to $579,000 as compared to $484,000 for the nine months ended October 31, 2005. The increase in interest expense was due principally to
(i) the $1.5 million in acquisition debt, bearing interest at 5% per annum, issued in November 2005 to acquire OTI and (ii) the $1.0 million promissory note, bearing interest at 14% issued in July 2006 to finance certain working capital needs of iDNA.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Interest expense abatement: The Base Notes, Trailing Notes and Convertible
Note (each as defined in the accompanying Notes) (collectively, the "Campus
Notes") issued by iDNA to acquire The Campus Group bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, The Campus Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by
iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the promissory notes of $631,000 for the nine months ended
October 31, 2006. Prospectively, interest will accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Notes until October 31, 2007.

     Other Income: As a consequence of the confirmation of the New York
Settlement Stipulation settling certain shareholder derivative complaints and the subsequent purchase by iDNA of its Common Stock from certain selling shareholders, for the nine months ended October 31, 2005, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the selling shareholders,
(ii) a charge to operations of $208,000 for the excess cost over the market value of the Common Stock acquired as of the date of the Agreement, April 22,
2005, (iii) a charge to other income of $88,000 for the estimated expense of the fair value of the warrants to be issued to qualified eligible shareholders and
(iv) realized other income of $2.0 million for the net proceeds received by iDNA from a settlement fund. In addition, the eligible shareholders were given until
December 2005 to submit their claim for one warrant for each 8.23 shares of
Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of iDNA's Common Stock at a price of $1.55 per share. Based upon the final submission of claims, In April
2006, iDNA issued 100,282 warrants to the eligible shareholders.

     Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA's effective federal income tax rate was zero for the nine month periods ended October 31, 2006 and October 31, 2005. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

LIQUIDITY AND CAPITAL RESOURCES

     On July 20, 2006, iDNA consummated a Loan and Security Agreement ("Loan
Agreement") with a lender and issued a Promissory Note ("Note") in the principal amount of $1.0 million. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the
Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the
Note at any time and without a prepayment penalty.

     The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA's right, title and interest in and to virtually all of iDNA's assets. The lien does not extend to the common stock or membership interests of certain subsidiaries - the Campus Group Companies, Inc.,
Audience Response Systems, Inc., Multi-Video Service, Inc. and Interactive
Conferencing Network, Inc. (collectively known as "The Campus Group") and Option
Technologies Interactive, LLC.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     The proceeds derived from the Note were used for (i) capital expenditures of approximately $278,000 for additional wireless communication service electronic components ("Wireless Systems"), (ii) initial start-up capital of approximately $100,000 for the expansion of iDNA's medical communication group and (iii) general working capital.

     Prior to the issuance of the Note, iDNA had no external source of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At
October 31, 2006, iDNA had unrestricted cash of $1.2 million, which together with any cash flow derived from its investment in AFC and the operations of
iDNA's corporate communications business will be used to pursue such opportunities.

     As a consequence of iDNA's acquisition of OTI effective November 18, 2005,
iDNA issued to FWA and MeetingNet the OTI Promissory Notes in an aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at 5%
per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At October 31,
2006, iDNA had outstanding obligations under the terms of the OTI Promissory
Notes of $1.2 million and accrued interest of $16,000.

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
At October 31, 2006, iDNA had outstanding obligations under the terms of the
Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $312,000.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     For the trailing twelve month period ended July 31, 2006, the Campus
Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the promissory notes of $631,000 for the nine months ended October 31, 2006. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Notes until October 31,
2007.

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

     On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At October
31, 2006, the remaining balance of the SBA Loan of $338,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

     In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At October 31, 2006, the remaining balance due under the capital lease was $95,000.

     For the nine months ended October 31, 2006, iDNA's cash and cash equivalents increased $37,000 due principally to the net effects of (i) proceeds from AFC distributions of $1.2 million, (ii) proceeds from the issuance of the
Note and a capital lease of $1.0 million and $102,000, respectively, offset by
(iii) cash flows used in operations of $721,000 (iv) capital expenditures of
$533,000, (v) the repayment of debt and due to former OTI Members of $871,000 and (vi) the cash collateralization of the $147,000 letter of credit issued in favor of iDNA's landlord.

     iDNA believes that the available cash and cash equivalents totaling $1.2 million at October 31, 2006 and any cash distributions from its investment in
AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. However, as previously discussed, iDNA's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA's Board of Directors. Such limitations may have an adverse impact on iDNA's financial position, results of operations and liquidity.

                           iDNA, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER

New Accounting Pronouncements

     In December 2004 the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 123R (revised 2004), Share-Based Payment, which replaces
SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA adopted SFAS 123R at the beginning of Fiscal 2007 (effective February 1, 2006). iDNA elected the prospective method of adopting SFAS No. 123R which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. Accordingly,
iDNA has recorded charges to operations for stock-based compensation expense for the three months and nine months ended October 31, 2006 of $60,000 and $205,000,
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

     In September 2006, the Securities and Exchange Commission staff issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial
Statements" ("SAB 108"). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. The SEC staff recommends that misstatements should be quantified using both a balance sheet and income statement approach and a determination be made as to whether either approach results in quantifying a misstatement which the registrant, after evaluating all relevant factors, considers material. The SEC staff will not object if a registrant records a one-time cumulative effect adjustment to correct misstatements occurring in prior years that previously had been considered immaterial based on the appropriate use of the registrant's methodology. SAB 108 is effective for fiscal years ending on or after November 15, 2006. iDNA does not currently expect SAB 108 to have a material impact on its consolidated financial position or results of operations.

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

     As of October 31, 2006, the interest rates under iDNA's long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this interim report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of iDNA (the
"Certifying Officers") have conducted evaluations of iDNA's disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the
Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term
"disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed iDNA's disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers has executed the requisite Officer's Certification included as Exhibit 31 to this Quarterly
Report on Form 10-Q.

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
iDNA's self-insurance liability at both October 31, 2006 and January 31, 2006 was $235,000.

Trademarks

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

ITEM 6. EXHIBITS

EXHIBIT                                                                    PAGE
 NUMBER                          TITLE OF EXHIBIT                         NUMBER
--------------------------------------------------------------------------------
   3.1    Second Amended and Restated Certificate of Incorporation of
          the Company (incorporated by reference to Exhibit 99.1 to the
          Company's Current Report on Form 8-K filed on November 4,
          2005, SEC File No. 1-11601).                                      N/A

   3.2    Second Amended and Restated By-Laws of the Company dated as of November 4, 2005 (incorporated by reference to Exhibit
          99.2 to the Company's Current Report on Form 8-K filed on
          November 4, 2005, SEC File No. 1-11601).                          N/A

   3.3    Certificate of Designation, Number, Powers, Preferences and
          Relative, Participating, Optional and Other Special Rights
          and the Qualifications, Limitations, Restrictions, and Other
          Distinguishing Characteristics of the Series A Convertible
          Preferred Stock of the Company, dated as of April 5, 2000
          (incorporated by reference to Exhibit 10.3 to the Company's
          Current Report on Form 8-K filed on April 20, 2000, SEC File
          No. 1-11601).                                                     N/A

   3.4    Certificate of Designations of Series B and C Preferred Stock
          of the Company dated as of December 15, 2000 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
          Form 8-K filed on January 2, 2001, SEC File No. 1-11601).         N/A

   3.5    Certificate of Designation for the Series D Junior
          Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on
          Form 8-K filed on October 9, 2001, SEC File No. 1-11601).         N/A

  31.1    Officer's Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                       38

  31.2    Officer's Certification Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                       39

  32.1    Certification of Principal Executive Officer Pursuant to 18
          U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)       40

  32.2    Certification of Principal Financial Officer Pursuant to 18
          U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)       41

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         iDNA, INC.

Date: December 14, 2006                  By: /s/ James J. McNamara
                                             -----------------------------------
                                         James J. McNamara
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         (principal executive officer)

                                         By: /s/ Robert V. Cuddihy, Jr.
                                         ---------------------------------------
                                         Robert V. Cuddihy, Jr.
                                         Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

