Form 10-K
period 2007-01-31
iDNA, Inc.
filed 2007-05-16
CIK 1004981

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                   For the fiscal year ended January 31, 2007

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

             415 Madison Avenue, 7th Floor, New York New York 10017
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 644-1400

          Securities registered pursuant to Section 12(b) of the Act:
                                 Title of class
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

Title of each class
COMMON STOCK, PAR VALUE $.05 PER SHARE

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Aggregate market value of the registrant's Common Stock held by non-affiliates at July 31, 2006, was approximately $3,274,988 (Based on the closing price of the registrant's Common Stock as quoted on the OTC Bulletin Board on July 29,
2006).

As of May 11, 2007, 9,954,614 shares of Common Stock of iDNA, Inc. were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I

Part II

Item       5.  Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities.............................................     11
           6.  Selected Financial Data...................................     15
           7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     17
           7A. Quantitative and Qualitative Disclosures About Market
                  Risk...................................................     36
           8.  Financial Statements and Supplementary Data...............     37
           9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................     86
           9A. Controls and Procedures...................................     86
           9B. Other Information.........................................     86

Part III

Item       10. Directors, Executive Officers and Corporate Governance....     86
           11. Executive Compensation....................................     89
           12. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters.............    100
           13. Certain Relationships and Related Transactions, and
                  Director Independence..................................    102
           14.  Principal Accounting Fees and Services...................    103

Part IV

Item       15. Exhibits and Financial Statement Schedules................    105

                                     PART I

     Some of the information in this Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition
and Results of Operation) contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as "anticipate", "believe", "plan", "expect", "intend",
"may", "will", "should", "estimate", "predict", "potential", "continue" and similar words although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets.
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

     iDNA, Inc. ("iDNA") files reports with the Securities and Exchange
Commission ("SEC"). iDNA makes available on its website (www.idnausa.com) free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q,
Current Reports on Form 8-K and amendments to those reports as soon as reasonably practical after iDNA electronically files such materials with or furnishes them to the SEC. Information appearing on iDNA's website is not part of this Annual Report on Form 10-K. You can also read and copy any materials
iDNA files with the SEC at its Public Reference Room at 100 F Street, NE,
Washington DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the
SEC, including iDNA.

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

     iDNA, Inc. ("the Company" or "iDNA"), began operations in 1969 and was incorporated in Delaware in 1971. As a consequence of iDNA's consummation of a series of acquisitions during the past four years, management has determined during the fourth quarter of Fiscal 2007, iDNA's operations are now comprised of three principal reportable segments: (i) strategic communications services, (ii)
information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies.

     The strategic communications services segment provides content development via the design, development and production of media, collateral material, logistics, support and/or broadcast services for presentations at corporate and institutional events, meetings, training seminars and symposiums. The presentations may be live at single or multi-site venues and can include video conferencing, satellite

broadcasting and webcasting or the presentations may be provided via on-demand access via internet websites, DVD or video tape.

     The information services segment utilizes custom wireless communication technology and proprietary software to facilitate client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. The wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administer its needs independently.

     As of consequence of iDNA's investment in the Angelika Film Centers, LLC
("AFC"), iDNA operates in the movie exhibition and entertainment industry.

     Prior to Fiscal 2003, iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc.
("NAC"), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001 (see
Note 17 to Notes to Consolidated Financial Statements).

     iDNA continues to examine new business opportunities, which may be pursued through the investment in or acquisition of existing corporate operating businesses or other means. iDNA will also continue to pursue reductions and/or synergies in its operating expenses and new debt or equity financing (although there can be no assurance that iDNA will obtain such financing or that such financing can be obtained on commercially reasonable terms) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At January 31, 2007, iDNA had cash and cash equivalents of $548,000 which together with any cash flow derived from it investment in AFC and iDNA's operations may be used to pursue such opportunities.

     iDNA uses a January 31 year-end for financial reporting purposes.
References herein to the fiscal year ended January 31, 2007 shall be the term
"Fiscal 2007" and references to other "Fiscal" years shall mean the year, which ended on January 31 of the year indicated. The terms the "Company" or "iDNA" as used herein also refer, where appropriate, to NAC, the predecessor of the
Company, together with its subsidiaries unless the context otherwise requires.

     iDNA's principal executive offices are located at 415 Madison Avenue, 7th
Floor, New York, New York, 10017. Its telephone number is 212-644-1400.

CORPORATE COMMUNICATION BUSINESS

Strategic Communication Services

     iDNA, through its wholly-owned subsidiaries Campus Group Companies, Inc.
("CGC"), iDNA Healthcare and OMI Business Communications, Inc. ("OMI"), engages in a broad range of strategic content development, management and broadcast services to single and multiple site corporate and institutional events, meetings and symposiums.

     iDNA serves Fortune 100 pharmaceutical and financial services organizations as well as other companies, institutions and industries seeking to develop communication and education content for periodic

meetings, events and symposiums. Through a collaborative effort between iDNA and its clients, relevant education, product information, regulatory requirements or other communication initiatives are developed and executed. Frequently, these services result in the development of corporate communication, education and/or training videos which are then broadcast at a single site or simulcast via satellite/internet to multiple sites both domestic and international.
Furthermore, once produced, such content is frequently modified and integrated into a corporate website for future on-demand access by a broad range of geographically dispersed users.

Information Services

     iDNA, through its wholly-owned subsidiaries Audience Response Systems, Inc.
("ARS") and Option Technologies Interactive, LLC ("OTI"), provides custom wireless communication technology and proprietary software systems ("iDNA
Insight") to facilitate client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. Clients can obtain and respond dynamically in real-time to audience preferences, attitudes or responses to specific queries within an event. These data collection and analysis services assist in further engaging corporate and other audiences in understanding and relating to the overall communication program, ensuring better information retention, providing a record of responses for regulatory and testing purposes and in many cases providing clients with live field data not otherwise as easily obtained.

     Each of ARS' and OTI's proprietary interactive audience response software frequently utilizes various wireless communication electronic components using either radio frequency ("RF") or infrared ("IR") technology. Although ARS' and
OTI's proprietary software are each distinct, custom software applications, they both operate across a myriad of communication devices, including internet applications. iDNA's wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administer its needs independently. The electronic components are readily available from a myriad of electronic component suppliers.

Competition

     The corporate communication, symposium, education and training industries in which iDNA's strategic communication services and information services segments primarily compete is very fragmented and highly competitive. Certain of
iDNA's competitors, including several diversified companies, may have greater financial and other resources than iDNA. Most competitors generally operate on a local or regional level. As clients increasingly require vendors to offer comprehensive services and support sophisticated broadcast technologies, many operators may not have the capital resources, management skills and technical expertise necessary to compete, or to provide integrated communication services.
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

     Revenues for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $15.4 million,
$14.1 million and $11.3 million, respectively. Pfizer accounted for 17% of revenues for Fiscal 2007. Pfizer and BearingPoint, Inc. accounted for 21% and
13%, respectively of revenues for Fiscal 2006. Pfizer and R&D Strategic
Solutions, Inc. accounted for 36% and 13%, respectively, of revenues for Fiscal
2005.

Patents and Trademarks

     iDNA does not hold any material patents for its current business operations. iDNA does, however, maintain certain trademarks in connection with its business such as Audience Response Systems(R), Power Poll(R), Compliance
XR(R), OptionFinder(R) and Option Power(R).

MOVIE EXHIBITION BUSINESS

     iDNA engages in the movie exhibition business through its investment in
AFC. AFC is the owner of the Angelika Film Center which it holds under a long term lease having a remaining term of approximately 19 years. AFC is owned 50%
by iDNA and 50% by Reading International, Inc. Each of the owners of AFC is entitled to a proportionate share of the cash distributions that are paid by
AFC.

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

EMPLOYEES

     As of January 31, 2007, iDNA employed eighty people on a full-time basis.
None of iDNA's employees are covered by a collective bargaining agreement. iDNA believes it maintains good relations with its employees.

ITEM 1A. RISK FACTORS

     The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K for Fiscal 2007, as the forward-looking statements are based upon current expectations, and actual results and conditions could differ materially from the current expectations.
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

     As a consequence of a series of acquisitions, investments and initiatives,
iDNA has been in the process of a strategic transformation of its operations to a strategic communications, information services, technology, and entertainment enterprise from a company engaged in the automobile financing business. iDNA also operates in the movie exhibition segment, through the activities of AFC, acquired in April 2000, and has added business communications, media services and technology services such as satellite videoconferencing, multi-media production services and corporate and institutional meeting services, web-site development and content management as a result of the formation of iDNA
Healthcare in July 2006 and its acquisitions of OTI acquired in November 2005,
Campus and ARS (collectively known as the "Campus Group"), acquired in July
2003, and OMI, acquired in April 2003. There can be no assurance that iDNA will be able to effectuate this new business plan successfully, that revenue growth will occur once the plan is enacted, or that any of these new lines of business will achieve profitability or sustain such profitability, once achieved.

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

iDNA's performance may fluctuate when its clients are affected simultaneously by the same economic or regulatory factors

     iDNA's revenues are significantly concentrated in communications, media and entertainment and iDNA's clients are concentrated within specific industries including pharmaceuticals, legal and professional services, and financial services. These industries are subject to fluctuations of business communications needs based upon the timing of research and development activities, new product launches, continuing educational support, marketplace communication, general budgetary levels, regulatory changes and general economic trends. Consequently, many of iDNA's clients will likely be influenced at the same time by similar economic or regulatory factors, which can affect the level of spending for advertising, marketing, promotion and communication services. In the event of a decline, projected decline or delay in such spending, the management of iDNA's clients may choose to cut back on spending for iDNA's services. It is reasonable to expect that, if one client reduces or delays its spending in response to a major economic factor, other clients will also decide to reduce or delay their spending at approximately the same time. Accordingly,
iDNA's revenues are subject to fluctuations as a result of factors that affect its client's expenditures.

iDNA has significant outstanding indebtedness

     Principally as a consequence of the means in which iDNA has financed the acquisitions of OTI, ARS and CGC (collectively, the "Campus Group") and OMI,
iDNA has outstanding debt in the amount of $14.7

million which bears interest at the weighted average rate of 5% per annum. The indebtedness is secured by essentially all of iDNA's interest in OTI, The Campus
Group and OMI, respectively.

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

     During the second quarter of Fiscal 2007, the results of the operations of the CGC reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, based upon iDNA's assessment, second quarter operations were charged $1.9 million and $2.6 million for the estimated impairment of CGC's goodwill and other intangible assets, respectively (see Note 2 to Notes to Consolidated Financial Statements).

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

iDNA may not be able to hire, train, motivate, retain and manage professional staff

     iDNA's management must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services that iDNA requires is intense. iDNA might not be able to hire enough of them or to train, motivate, retain and manage the employees it does hire.
Hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive.

iDNA is unlikely to pay dividends for the foreseeable future

     iDNA has not paid cash dividends on the common stock. iDNA intends to reinvest any earnings in its business to finance future growth and acquisitions.
Accordingly, iDNA's Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Adverse decisions in iDNA's litigation matters would adversely affect iDNA's business

     iDNA is involved in certain legal proceedings in the normal course of its business. If a major case is decided against iDNA, iDNA could be held liable for an amount that would adversely affect iDNA's ability to do business.
Additionally, iDNA maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental and finance operations. iDNA was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. iDNA was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving iDNA vehicles operated by employees within the scope of their employment. In connection therewith, iDNA established certain reserves in its financial statements for the estimated cost of satisfying those claims. If there is a material change in the assumptions used or the ultimate outcome of the self-insurance claims, iDNA could experience additional future charges to operations.

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

Certain Officers and Directors own a substantial portion of iDNA's Common Stock

     As of May 11, 2007, iDNA's executive officers and directors beneficially owned approximately 39.7% of iDNA's $0.05 par value common stock ("Common
Stock"). While no individual will be a beneficial owner of a majority of the outstanding shares of iDNA's Common Stock, these stockholders will have substantial influence and, if they act together, may be able to control decisions on corporate matters, including the election of directors. Such concentration of ownership may also have the effect of preventing a change in control of iDNA. In addition, the interests of management may not always be identical to the interests of non-management stockholders.

Future sales of iDNA's Common Stock in the public market could lower its stock price and impair its ability to raise funds in new stock offerings

     As of January 31, 2007, iDNA had outstanding 9,654,614 shares of common stock. An aggregate of 5,114,035 additional shares of iDNA Common Stock may become outstanding upon the exercise or conversion, as the case may be, of all of the stock options, warrants and convertible debentures outstanding on such date. If

the holders of a large number of these securities elect to exercise them for or convert them into iDNA Common Stock and then sell the shares of iDNA
Common Stock they acquire, the market price of iDNA's Common Stock could decline. Sales by existing stockholders of a large number of shares at any one time could adversely affect the market price of iDNA's Common Stock and could impair iDNA's ability to raise funds in additional stock offerings. Moreover, the mere possibility that these sales could be made in the future may result in the same effect even if these sales are not actually made.

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
The market price of iDNA's Common Stock could be subject to significant fluctuations in response to a number of factors, including the depth and liquidity of the market for iDNA's Common Stock, public announcements by iDNA, its clients and its competitors, investor perception of iDNA and general economic and other conditions, which may or may not relate to iDNA's performance. Fluctuations in iDNA's Common Stock's market price may affect
iDNA's ability to raise capital.

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

     None.

ITEM 2. PROPERTIES.

     iDNA occupies a series of leased facilities as follows:

                               Base Annual
   Location      Square Feet       Rent      Expiration of Term                   Purpose
--------------   -----------   -----------   ------------------   ---------------------------------------

Bohemia, NY         15,000       $100,000    April 2010           Warehouse and distribution
Evansville, IN       6,800       $ 57,000    September 2008       Sales, service and field support
New York, NY         6,838       $294,000    December 2012        Corporate Headquarters
New York, NY         2,656       $ 46,000    September 2007       Creative Services and Production Studio
Ogden, UT            3,500       $ 39,600    January 2007         Sales, service and field support
Orlando, FL          8,000       $ 35,000    September 2007       Sales, service and field support
Tuckahoe, NY        11,000       $ 75,000    April 2010           Creative Services and Production Studio

     In addition to the above facilitates, OMI leases approximately 2,200 square feet of office space and has subleased such space to an unrelated third party through the remaining term of the lease which expires in September 2007. The remaining base rent obligation, pursuant to the lease, is $78,000. The value of the sublease is $60,000. For Fiscal 2007, OMI has charged to operations $18,000 for the excess lease obligation as compared to the value of the sublease.

ITEM 3. LEGAL PROCEEDINGS.

Self-Insurance Reserves for Property Damage and Personal Injury Claims.

     iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal
1996, iDNA discontinued its automobile rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

     iDNA's wholly-owned subsidiary ARAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued
automobile rental operations occurring in Fiscal 1996 and prior. ARAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. ARAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving ARAC vehicles operated by employees within the scope of their employment.

     ARAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA's management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC's historical loss experience and projected loss factors.
The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.
As a consequence of iDNA's sale of its automobile rental operations in 1995,
iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.
iDNA's self-insurance liability at January 31, 2007 and 2006 was $235,000 and
$235,000, respectively.

     Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA's potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Trademarks

     On August 16, 2006, OTI was named as a defendant in a complaint filed in the United States District Court for the Northern District of Illinois Eastern
Division (the "Court") entitled "Brahler ICS Konferenztechnik AG ("Brahler") vs.
Digivote, Inc., Option Technologies Interactive, LLC and Suneel Mirchandani".
The complaint alleges that since on or about September 2004 the defendants wrongfully used and infringed upon Brahler's federally registered trademark
Digivote for their own commercial gain without the authorization of Brahler.

     In January 2007, at the request of the parties, the Court held a settlement conference during which all parties agreed in principal to a global settlement.
Pursuant to the terms of the proposed global settlement, OTI agreed not to use the trademark Digivote (OTI had ceased that use substantially before the litigation commenced) and to make a cash payment of $25,000 to Brahler. OTI's co-defendants agreed to more numerous and complex settlement terms. Since the
January 2007 settlement conference, Brahler and OTI's co-defendants have been unable to reduce into writing their portion of the global settlement and as a consequence, the Court has ordered all of the parties to appear at another settlement conference on May 18, 2007. The terms of the global settlement that are currently in contention do not affect OTI's portion of the proposed global settlement. As of January 31, 2007, iDNA has charged to operations $25,000 pursuant to the terms of the proposed global settlement.

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

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     iDNA's Common Stock has been quoted on the Over-The-Counter Bulletin Board
(the "OTCBB"), operated by The Nasdaq Stock Market, Inc., since March 23, 1998.
As a consequence of iDNA's corporate name change, iDNA applied for and received a new ticker symbol. Effective March 8, 2006, iDNA's Common Stock began to be quoted under the ticker symbol "IDAI". Prior to March 8, 2006, iDNA's Common
Stock was quoted under the ticker symbol "NAKD".

     The following table sets forth the range of the high and low closing quotations for iDNA's Common Stock on the OTCBB during the periods indicated as reported by the OTCBB. Such market quotations reflect inter-dealer prices, without mark-up, mark-downs or commissions and may not necessarily represent actual transactions

                                                 High    Low
                                                -----   ----
Year ended January 31, 2007
First Quarter (February 1 - April 30) .......   $1.12   $.33
Second Quarter (May 1 - July 31) ............    1.02    .46
Third Quarter (August 1 - October 31) .......     .50    .33
Fourth Quarter (November 1 - January 31) ....     .99    .35

Year ended January 31, 2006
First Quarter (February 1 - April 30) .......   $ .75   $.32
Second Quarter (May 1 - July 31) ............    1.30    .57
Third Quarter (August 1 - October 31) .......     .71    .51
Fourth Quarter (November 1 - January 31) ....     .62    .33

STOCK PERFORMANCE GRAPH

     The following graph compares the yearly change in iDNA's cumulative total shareholder return on its Common Stock (based on the market price of iDNA's
Common Stock) with the cumulative total return of the S&P 600 Small Cap Index, the Russell 2000 Index, and Reading International, Inc. (a theatre and real estate concern). The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the future performance of
iDNA Common Stock. The stock performance graph shall not be deemed to be
"soliciting material" or to be "filed" with the Commission under the Securities
Act of 1933, as amended (the "Securities Act") or the Securities Exchange Act of
1934, as amended (the "Exchange Act"), or incorporated by reference by any document so filed.

                COMPARISON OF CUMULATIVE RETURN AMONG THE S&P 600
                SMALL CAP INDEX, THE RUSSELL 2000 INDEX, READING
                          INTERNATIONAL AND iDNA, INC.

                                     [CHART]

                              2/1/02   1/31/03   1/31/04   1/31/05   1/31/06   1/31/07
                              ------   -------   -------   -------   -------   -------

iDNA, Inc.                      100      100       428       228       264       593
S&P 600 Small Cap Index         100       81       119       137       162       174
Russell 2000 Index              100       77       120       129       152       166
Reading International, Inc.     100      210       323       417       421       453

     For purposes of the above table, iDNA is compared to Reading International
Inc. because the company is engaged principally in the operation of various film theatres. iDNA's current operations are comprised principally of its investment in the Angelika Film Centers, LLC., strategic communication services and information services.

STOCKHOLDERS

     At May 11, 2007 there were 1,204 stockholders of record of iDNA's Common
Stock based upon a securities position listing furnished to iDNA by American
Stock Transfer & Trust Company, iDNA's transfer agent. On that date, the closing bid quotation of iDNA's Common Stock on the OTCBB was $0.83 per share.

DIVIDEND POLICY

     It has been iDNA's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly,
iDNA has generally not issued a cash dividend. iDNA intends to reinvest any earnings in its business to finance future growth and acquisitions. Accordingly,
iDNA's Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. However, iDNA does from time to time reassess its cash dividend policy and may declare and pay cash dividends in the future if circumstances warrant. No cash dividends were declared during the fiscal years ended January 31, 2007 and 2006.

RECENT SALE OF UNREGISTERED SECURITIES

     iDNA did not engage in sales of unregistered securities during Fiscal 2007 that have not bee reported heretofore in a Quarterly Report on Form 10-Q or in a
Current Report on Form 8-K.

PURCHASE OF EQUITY SECURITIES

     iDNA did not purchase any shares of Common Stock during the fourth quarter of Fiscal 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

2003 Restricted Stock Plan

     iDNA sponsors a 2003 Restricted Stock Plan (the "2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA.
During Fiscal 2004, there were 372,000 shares of Common Stock granted pursuant to the terms of the 2003 Plan at an estimated fair value of $0.32 per share.
Each share granted is restricted and is not registered for resale. Each award under the 2003 Plan vests at the rate of 20% per year over a five year period.
Shares granted under the 2003 Plan may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For Fiscal 2004, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003
Plan grants, which was reported as a component of shareholders' equity. The deferred compensation expense is being amortized to operations on a straight-line basis over the five year vesting period of the restricted Common
Stock. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, deferred compensation amortization expense was $24,000 per annum. No further grants were made under the 2003 Plan during Fiscal 2007, Fiscal 2006 and Fiscal 2005.

     The following table sets forth, as of January 31, 2007, relevant information with respect to compensation plans (including individual compensation arrangements) under which equity securities of iDNA are authorized for issuance.

                              NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE     NUMBER OF SECURITIES REMAINING AVAILABLE
                               ISSUED UPON EXERCISE OF        EXERCISE PRICE OF        FOR FUTURE ISSUANCE UNDER EQUITY
                            OUTSTANDING OPTIONS, WARRANTS   OUTSTANDING OPTIONS,   COMPENSATION PLANS (EXCLUDING SECURITIES
                                      AND RIGHTS             WARRANTS AND RIGHTS           REFLECTED IN COLUMN (A))
       PLAN CATEGORY                    ( A )                       ( B )                            ( C )
-------------------------   -----------------------------   --------------------   ----------------------------------------

Equity compensation plans
approved by security
holders                               3,230,702                     $0.69                           716,400

Equity compensation plans
not approved by security
holders                                     --                         --                            28,000
                                     ---------                      -----                           -------
Total                                3,230,702                      $0.69                           744,400
                                     ---------                      -----                           -------

Shareholder Warrants

     As a consequence of the New York Settlement Stipulation (as defined and described in Note 18 to Notes to Consolidated Financial Statements), iDNA agreed to issue to the class of Eligible Shareholders warrants to purchase additional
iDNA Common Stock. Each Eligible Shareholder (as defined and described in Note
18 to Notes to Consolidated Financial Statements) was required to submit a proof of claim by December 15, 2005. Based upon the final submission of claims, iDNA issued 100,282 warrants in April 2006 to Eligible Shareholders. Each warrant issued by iDNA has a five year term and is exercisable for shares of iDNA Common
Stock at a price of $1.55 per share. For Fiscal 2006, iDNA charged to operations
$25,000 for the expense of the fair value of the warrants to be issued to the
Eligible Shareholders.

Issuance of Restricted Shares

     In Fiscal 2007, iDNA issued 52,000 shares of unregistered treasury stock to two employees as a bonus and issued an additional 10,000 shares of unregistered stock to an unrelated third party for professional services. Such shares issued were recorded at their then market value for an aggregate cost of $52,000, or a weighted average of $0.83 per share. The restricted shares may not be sold or otherwise transferred without registration under the Securities Act, as amended, or applicable state securities laws or an exemption therefrom. In the event that
iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

ITEM 6. SELECTED FINANCIAL DATA.

     The following sets forth certain selected financial data appearing in or derived from iDNA's historical financial statements, adjusted for the discontinued operations of its automobile finance and auto rental businesses.
The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 - Management's
Discussion and Analysis of Financial Condition and Results of Operations (in
thousands, except per share amounts):

                                                             Years Ended January 31,
                                                 -----------------------------------------------
                                                   2007      2006      2005      2004      2003
                                                 -------   -------   -------   -------   -------

STATEMENT OF OPERATIONS DATA
Revenues                                         $15,444   $14,090   $11,343   $ 7,144   $    --
                                                 =======   =======   =======   =======   =======
Operating costs and expenses                     $19,334   $16,621   $14,294   $11,001   $ 3,506
                                                 =======   =======   =======   =======   =======
Loss from continuing operations                  $(7,591)  $  (515)  $(3,164)  $(3,383)  $  (419)
Discontinued operations, net of tax(1)                11        14        --       401       310
                                                 -------   -------   -------   -------   -------
Net loss                                         $(7,580)  $  (501)  $(3,164)  $(2,982)  $  (109)
                                                 =======   =======   =======   =======   =======
Basic and diluted (loss) earnings per share:
   Continuing operations                         $  (.83)  $  (.05)  $  (.33)  $  (.41)  $  (.05)
   Discontinued operations                            --        --        --       .05       .04
                                                 -------   -------   -------   -------   -------
      Total                                      $  (.83)  $  (.05)  $  (.33)  $  (.36)  $  (.01)
                                                 =======   =======   =======   =======   =======
Weighted average number of shares outstanding:
   Basic                                           9,167     9,250     9,529     8,182     8,380
                                                 =======   =======   =======   =======   =======
   Diluted                                         9,167     9,250     9,529     8,182     8,380
                                                 =======   =======   =======   =======   =======

                                                                As of January 31,
                                                 -----------------------------------------------
                                                   2007      2006      2005      2004      2003
                                                 -------   -------   -------   -------   -------

BALANCE SHEET DATA
Cash and cash equivalents                        $   548   $ 1,144   $   471   $   376   $ 1,873
Total assets                                     $22,078   $28,847   $28,089   $30,916   $18,712
Long term debt and convertible debt              $13,896   $12,941   $11,475   $11,794   $    --
Total stockholders' equity                       $ 2,745   $ 9,572   $10,577   $13,480   $16,110

(1)    See Note 17 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

     The selected statements of operations data for the quarters ended April 30,
July 31, October 31, and January 31 for Fiscal 2007 and 2006 set forth below have been derived from iDNA's unaudited quarterly historical financial statements. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein and with Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of
Operations (in thousands, except per share data):

STATEMENT OF OPERATIONS DATA

                                                                           For the Three Months Ended
                                        --------------------------------------------------------------------------------------------
                                        January 31,  October 31,  July 31,  April 30,  January 31,  October 31,  July 31,  April 30,
                                            2007         2006       2006      2006         2006         2005       2005      2005
                                        -----------  -----------  --------  ---------  -----------  -----------  --------  ---------

Revenues                                  $ 3,716       $4,758     $ 3,538   $ 3,432     $5,091        $4,503     $1,632    $ 2,864
                                          =======       ======     =======   =======     ======        ======     ======    =======
Gross profit                              $ 1,498       $2,204     $ 1,497   $ 1,098     $2,084        $2,113     $  364    $ 1,367
                                          =======       ======     =======   =======     ======        ======     ======    =======
Loss from continuing operations           $(1,020)      $ (280)    $(5,137)  $(1,154)    $ (317)       $   97     $   79    $  (374)
Discontinued operations, net of tax(1)          8            1           1         1         (2)           --         14          2
                                          -------       ------     -------   -------     ------        ------     ------    -------
Net loss                                  $(1,012)      $ (279)    $(5,136)  $(1,153)    $ (319)       $   97     $   93    $  (372)
                                          =======       ======     =======   =======     ======        ======     ======    =======
Basic and diluted (loss)
   earnings per share:
   Continuing operations                  $  (.11)      $ (.03)    $  (.56)  $  (.13)    $ (.03)       $  .01     $  .01    $  (.04)
   Discontinued operations                     --           --          --        --         --            --         --         --
                                          -------       ------     -------   -------     ------        ------     ------    -------
      Total                               $  (.11)      $ (.03)    $  (.56)  $  (.13)    $ (.03)       $  .01     $  .01    $  (.04)
                                          =======       ======     =======   =======     ======        ======     ======    =======
Weighted average number of
   shares outstanding:
   Basic                                    9,451        9,098       9,081     9,036      8,839         8,540      9,457     10,083
                                          =======       ======     =======   =======     ======        ======     ======    =======
   Diluted                                  9,451        9,098       9,081     9,036      8,839         8,540      9,457     10,083
                                          =======       ======     =======   =======     ======        ======     ======    =======

(1)  See Note 17 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

GENERAL

     iDNA, Inc. ("the Company" or "iDNA"), began operations in 1969 and was incorporated in Delaware in 1971. As a consequence of iDNA's consummation of a series of acquisitions during the past four years, iDNA's operations as of
Fiscal 2007 are now comprised of three principal reportable segments: (i)
strategic communications services, (ii) information services and (iii)
entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies.

     The strategic communications services segment provides content development via the design, development and production of media, collateral material, logistics, support and/or broadcast services for presentations at corporate and institutional events, meetings, training seminars and symposiums. The presentations may be live at single or multi-site venues and can include video conferencing, satellite broadcasting and webcasting, or the presentations may be provided via on-demand access via internet websites, DVD or video tape.

     The information services segment utilizes custom wireless communication technology and proprietary software to facilitate client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. The wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administer its needs independently.

     As of consequence of iDNA's investment in the Angelika Film Centers, LLC
("AFC"), iDNA operates in the movie exhibition and entertainment industry.

     Prior to Fiscal 2003, iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc.
("NAC"), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001.

SIGNIFICANT DEVELOPMENTS FISCAL 2007

Strategic Initiatives for Fiscal 2007

     iDNA implemented a number of strategic initiatives during Fiscal 2007 designed to assist iDNA with expanding its service offerings to clients, creation of custom products and/or solutions for client communication programs, diversification of its client base, formation of strategic business relationships with third parties, effecting capital investments in new digital mediums and formats, and launching of iDNA's corporate website and relocation of its corporate offices to new facilities in New York City, New York.

     iDNA's website (www.idnausa.com), launched in May 2006, is part of an evolving program to unify iDNA's diverse product and service offerings under a full-service, turn-key strategic communications umbrella. iDNA's website provides information regarding the products and services available from iDNA, insights into strategic communications and capabilities, and is a portal to more detailed information. The website provides links, as needed, to individual supporting iDNA subsidiary websites.

     iDNA moved its New York-based headquarters to a new, expanded facility in
June 2006. The new offices house iDNA's executive offices and will also allow for the consolidation of iDNA's facility with two other New York-based iDNA offices which will move into the new facility; one move was completed in
December 2006 and the second move is scheduled for June 2007. Through the consolidation of the New York facilities, iDNA will eliminate approximately
$254,000 in annual base rent expenses.

     In July 2006, iDNA formed iDNA Healthcare Communications, Inc. ("iDNA
Healthcare"), to further focus iDNA's marketing efforts for strategic communications services targeted specifically for the medical and pharmaceutical symposium and the pharmaceutical-physician-patient communication markets. In addition, iDNA Healthcare opened a New Jersey-based office, hired three new pharmaceutical communications specialists and aligned the Concepts of Medicine
Division from the Campus Group Companies, Inc. ("Campus") into iDNA Healthcare.

     During the third and fourth quarter of Fiscal 2007, iDNA consolidated and streamlined its strategic communications marketing team into one unit from three independent groups and reduced the marketing personnel head count by two persons.

     iDNA made a series of strategic capital investments principally during
Fiscal 2007 which aggregated $274,000 for additional wireless communication service components, $44,000 in supporting data collectors and related computer components and $123,000 in upgraded and new digital editing suites. Each capital investment made by iDNA is expected to yield positive results in future periods by obtaining new client projects, reducing costs of performing such projects and providing unique, cost effective communication products not easily matched by
iDNA's competitors.

Employment Agreement with James J. McNamara

     On November 29, 2006, the Board of Directors of iDNA approved, and iDNA consummated, an employment agreement with James J. McNamara (the "Employment
Agreement"). Under the terms of the Employment Agreement, Mr. McNamara (i) shall be employed as the Company's Chief Executive Officer for an initial term of approximately three years, until January 31, 2010 (the "Initial Term"), and shall receive (ii) an initial base salary of $590,000 per year, (iii) a signing bonus in the form of a grant of iDNA's Common Stock of 500,000 shares, subject to vesting over the term of the Employment Agreement, (iv) a grant of stock options to acquire 500,000 shares of iDNA Common Stock, subject to vesting over the term of the Employment Agreement, and (v) an annual bonus subject to specific performance criterion established by iDNA's Board of Directors (see
Note 12 to Notes to Consolidated Financial Statements). As a consequence of the grant of stock as a signing bonus and the grant of stock options, iDNA charged to operations $290,000 and $75,000, respectively, for compensation expense for the fair value of the stock at the time of grant

SIGNIFICANT DEVELOPMENTS FISCAL 2006

Name Change Approved

     On January 31, 2006, the Company's shareholders approved, among other corporate matters, the Board of Directors recommendation for a change of the
Company's name to iDNA, Inc. from National Auto Credit, Inc. The change of name was proposed as a consequence of the Company's transformation of its business, beginning in Fiscal 2001, to a strategic communications, information services and entertainment company from a company that formerly invested in sub-prime used automobile consumer loans.

     On January 31, 2006, iDNA's shareholders also approved (i) an increase in the Company's total number of shares of Common Stock, authorized for issuance from 40,000,000 to 50,000,000 shares, (ii) an increase in the total number of shares of the Company's preferred stock, par value $0.05 per share ("Preferred
Stock"), authorized for issuance from 2,000,000 to 5,000,000 shares, and (iii)
the creation of an equity compensation plan (the "2005 Equity Compensation
Plan"), under which performance-related incentives may be granted to designated employees, certain consultants and advisors and non-employee directors of the
Company.

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
Prior to the acquisition of OTI, iDNA's subsidiary Audience Response Systems,
Inc. ("ARS") also provided similar services. With the acquisition of OTI, iDNA
(i) gained access to important new clients, industries and market segments, (ii)
acquired a fully developed and integrated propriety software that is an "add-in"
application module with Microsoft(R) Office PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not then served by iDNA and (iii) expanded its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquired company lay principally in its (i) industry position, (ii) assembled workforce, (iii)
proprietary software, (iv) trademarks and (iv) client lists and client relations.

     In exchange for the acquisition of all of the outstanding membership interests in OTI, iDNA (i) paid $744,000 at closing from iDNA's available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million ("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of iDNA Common Stock to FWA and MeetingNet valued at
$258,000, representing the fair value of such number of shares of iDNA's Common
Stock at the date of acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18,
2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. As of January
31, 2007, OTI has not yet met all of the minimum financial performance criterion and, as a consequence, an adjustment to the purchase price is not yet required.

SIGNIFICANT DEVELOPMENTS IN FISCAL 2005

Settlement of Shareholder Complaints Completed

     In order to settle a derivative and class action entitled Robert Zadra, et al v, James A. McNamara, et al (Index. No. 01-604859) (hereinafter referred to as the "New York Action") that was commenced against iDNA and certain of its directors in the Supreme Court of the State of New York, New York County (the
"New York Court"), iDNA entered into a November 2004 Amended Stipulation of
Settlement (the "New York Settlement Stipulation"). Under the terms of the New
York Settlement Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held iDNA Common Stock from December 14, 2000 through December
24, 2002 up to one million warrants (one warrant per 8.23 shares of Common Stock held), with each warrant having a five year term and being exercisable for shares of iDNA Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. In addition, the New York Settlement Stipulation created for the benefit of iDNA a settlement fund in the amount of $2.5 million which has been funded by an insurance policy (the "Settlement Fund"). The legal fees for counsel to the plaintiffs in the New York Action were not to exceed 25% of the Settlement Fund.

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

     The Selling Stockholders executed and delivered to iDNA and iDNA filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final
Order and Judgment in which it approved the Stipulation of Dismissal of
Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First
Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and
Judgment Dismissing Action with Prejudice with respect to the Delaware Action.
As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, was deemed final in
June 2005 and iDNA received net proceeds of $2.0 million from iDNA's insurer from the Settlement Fund for the New York Action.

     Pursuant to the Agreement, iDNA agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Stockholders their 1,562,500 shares of iDNA Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Stockholders. Effective June
30, 2005, iDNA purchased 1,562,500 shares of iDNA Common Stock from the Selling
Stockholders.

     As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by iDNA of Common Stock from the Selling Stockholders, for
Fiscal 2006, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the Selling Stockholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the iDNA Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of $25,000 for the expense of the fair value of the warrants to be issued to Eligible
Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by iDNA from the Settlement Fund. The Eligible Shareholders had until
December 2005 to submit their claims for one warrant for each 8.23 shares of
Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of Common Stock at a price of
$1.55 per share. Based upon the final submission of claims by Eligible
Shareholders, in April 2006 iDNA issued 100,282 warrants to the Eligible
Shareholders.

     As acknowledged by the Selling Stockholders in the Agreement, iDNA was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrongdoing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA's Board of Directors.

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
follows:

     Revenues: iDNA's service revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including video production, video editing, meeting services and broadcast satellite or webcast services and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $115,000 and $22,000, respectively, are included as a component of other current assets at January 31, 2007 and 2006.

     iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period which are generally sold in increments of one year of coverage. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, electronic equipment sales were $2.6 million, $1.3 million and $668,000, respectively.

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

     Cost of Revenues: Cost of revenues consists of direct expenses specifically associated with client revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, and shipping and delivery costs.

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

     Valuation of Long-Lived Assets and Goodwill: iDNA reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When indicators of impairment exist, iDNA determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling

and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

     Pursuant to iDNA's established accounting policies, iDNA conducted its
Fiscal 2006 annual analysis of goodwill as of January 31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices of comparable companies). iDNA concluded that, as of January 31, 2006, there were no impairments of its goodwill based upon the then estimated fair value of its reporting units.

     However, during the second quarter of Fiscal 2007, as a consequence of declining revenues and the loss of a client the results of the operations of the
Campus Group Companies, Inc. ("CGC") reporting unit raised questions as to whether projections used at the last valuation date were still valid.
Accordingly, management performed additional impairment tests as of July 31,
2006 for CGC and determined that impairment charges were required at that date.
Accordingly, based upon iDNA's preliminary assessment, second quarter operations for Fiscal 2007 were charged $1.9 million and $2.6 million for the estimated impairment of CGC's goodwill and other intangible assets, respectively.
Additionally, iDNA determined it appropriate to reduce the useful life of the
CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC's operations and will recognize further impairment charges if and when deemed appropriate.

     iDNA conducted its Fiscal 2007 annual analysis of goodwill as of January
31, 2007. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices of comparable companies). iDNA concluded that as of January 31, 2007 there were no additional impairments of its goodwill based upon the then estimated fair value of its reporting units.

     Self-Insurance Claims: iDNA's wholly-owned subsidiary ARAC, Inc. ("ARAC")
maintained and continues to maintain self-insurance for claims and associated litigation expenses relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal 1996 and prior. ARAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. ARAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving ARAC vehicles operated by employees within the scope of their employment.

     ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations.
iDNA's management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA's sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to

ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA's self-insurance liability at January 31, 2007 and 2006 was $235,000 and $235,000, respectively.

     Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA's potential liabilities becomes available, iDNA will revise the estimates as appropriate.

     Accounting for Stock-Based Compensation: Effective February 1, 2006, iDNA
adopted the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123,
Accounting for Stock-Based Compensation ("SFAS No. 123(R)"), and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. iDNA elected the prospective method of adopting SFAS No. 123R which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123.

     Prior to the adoption of SFAS No. 123(R), iDNA followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options.
Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the iDNA's Common Stock. As a consequence, no compensation expense was recognized from substantially all option grants to employees, officers and directors.

     In Fiscal 2007 and Fiscal 2006, iDNA issued 1,605,000 and 507,509 stock options to iDNA's employees, officers, directors and advisors. In Fiscal 2006,
iDNA also cancelled 10,557 stock options. Each of the stock options granted in
Fiscal 2007 and Fiscal 2006 were subject to vesting and at January 31, 2007,
1,873,651 options had vested pursuant to the terms of the grants. No stock options were granted in Fiscal 2005. As consequence of adopting SFAS 123(R),
iDNA has recorded charges to operations for stock-based compensation expense for
Fiscal 2007 of $724,000. If iDNA had recorded compensation expense using the fair value method of SFAS 123R for Fiscal 2006, iDNA's net after tax charge to operations would have been $67,000. For Fiscal 2005, iDNA would not have incurred a charge to operations for compensation expense.

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

RESULTS FROM CONTINUING OPERATIONS

     The following table sets forth for Fiscal 2007, Fiscal 2006 and Fiscal 2005 certain statements of operations data by segment obtained from iDNA's consolidated statement of operations (in thousands).

                                                            Strategic Communication        Intersegment
                                 Information Services             Services                  Elimination
                                Year Ended January 31,      Year Ended January 31,     Year Ended January 31,
                               ------------------------   --------------------------   ---------------------
                                2007     2006      2005     2007     2006      2005     2007    2006    2005
                               ------   ------   ------   -------   ------   -------   -----   -----   -----

Revenues                       $9,478   $5,958   $4,522   $ 6,083   $8,322   $ 6,990   $(117)  $(190)  $(169)
Cost of revenues                5,510    3,581    2,374     3,754    4,771     4,691    (117)   (190)   (169)
Selling, general and
   admininistrative expenses    4,486    2,289    1,697     4,582    4,088     3,561      --      --      --
Operating income (loss)          (482)     (54)     451    (6,807)    (465)   (1,354)     --      --      --
Depreciation and
   amortization expense           871      587      509       719      757       748      --      --      --
Impairment charge                  --       --       --     4,482       --        --      --      --      --

                                                             Undistributed
                                    Entertainment         Corporate Expenses               Consolidated
                               Year Ended January 31,    Year Ended January 31,       Year Ended January 31,
                               ---------------------   -------------------------   ---------------------------
                               2007    2006    2005    2007      2006      2005      2007      2006      2005
                               ----   -----   ------   -----    ------   -------   -------   -------   -------

Revenues                       $ --    $ --    $ --    $   --   $   --   $    --   $15,444   $14,090   $11,343
Cost of revenues                 --      --      --        --       --        --     9,147     8,162     6,896
Selling, general and
   admininistrative expenses     20      --       4     1,099    2,082     2,136    10,187     8,459     7,398
Operating income (loss)         590     738     320      (902)     226    (2,551)   (7,601)      445    (3,134)
Depreciation and
   amortization expense          --      --      --        62       67        73     1,652     1,411     1,330
Impairment charge                --      --      --        --       --               4,482        --        --

     Revenues: Revenues for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $15.4 million, $14.1 million and $11.3 million, respectively.

     Revenues attributed to the information services segment increased $3.5 million to $9.5 million for Fiscal 2007 as compared to $6.0 million for Fiscal
2006. The increase in revenues was principally due to the net effects of (i) an increase in revenues derived from OTI, acquired November 18, 2005, of $3.7 million, offset by, (ii) a decline of $206,000 in core information service revenues as a consequence of changes in the timing and/or scope of the projects during Fiscal 2007 as compared to Fiscal 2006. Revenues increased $1.4 million to $6.0 million for Fiscal 2006 as compared to $4.5 million for Fiscal 2005. The increase in revenues was principally due to (i) an increase in revenues derived from OTI, acquired November 18, 2005, of $652,000 and (ii) an increase of
$783,000 in core information service revenues as a consequence of an increase in the scope, size and number of projects served during Fiscal 2006 as compared to
Fiscal 2005.

     Revenues attributed to the strategic communication services segment decreased $2.2 million to $6.1 million for Fiscal 2007 as compared to $8.3 million for Fiscal 2006. The decrease in revenues was principally due to (i) a series of projects performed in Fiscal 2006 which aggregated $1.8 million for a client that were not repeated in Fiscal 2007 due to the client's budgetary constraints and a change/reduction scope of its communications initiatives and
(ii) a decline of $347,000 attributed to a pharmaceutical client due to a change in its budgetary spending from Fiscal 2006 to Fiscal 2007. Revenues increased
$1.3 million to $8.3 million for Fiscal 2006 as compared to $7.0 million for
Fiscal 2005. The increase in revenues was principally due to the net effects of
(i) an increase of $1.8 million for a series of new client communications initiatives, offset by (ii) a

decrease of $502,000 principally due to a decrease in the scope, size and timing of projects served during Fiscal 2006 as compared to Fiscal 2005.

     The nature of iDNA's business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. One of iDNA's strategic initiatives for Fiscal 2007 was the consolidation of its previously decentralized marketing for strategic communication services in an effort to improve the coordination and program value for current and prospective clients. Each of iDNA's senior marketing strategists develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategist's initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period in new client initiatives and relationships before iDNA expects to realize revenues in the form of new projects and/or clients.

     Cost of Revenues: Cost of revenues for Fiscal 2007, Fiscal 2006 and Fiscal
2005 were $9.1 million, $8.2 million and $6.9 million, respectively.

     Cost of revenues attributed to the information services segment increased
$1.9 million to $5.5 million for Fiscal 2007 as compared to $3.6 million for
Fiscal 2006. The increase in cost of revenues was principally due to (i) an increase in cost of revenues derived from OTI, acquired November 18, 2005, of
$1.7 million and (ii) an increase of $211,000 in core information service cost of revenues as a consequence of increased project expenses and related overhead during Fiscal 2007 as compared to Fiscal 2006. Cost of revenues increased $1.2 million to $3.6 million for Fiscal 2006 as compared to $2.4 million for Fiscal
2005. The increase in cost of revenues was due to (i) an increase in cost of revenues derived from OTI, acquired November 18, 2005, of $355,000 and (ii) an increase in of $852,000 in core information service cost of revenues as a consequence of an increase in the scope, size and number of projects served during Fiscal 2006 as compared to Fiscal 2005.

     The gross profit realized by the information services segment for Fiscal
2007, Fiscal 2006 and Fiscal 2005 was $4.0 million, $2.4 million and $2.1 million, respectively. The gross profit increase of $1.6 million for Fiscal 2007 as compared to Fiscal 2006 is due principally to the net effects of (i) the increase in gross profit derived from OTI, acquired November 18, 2005, of $2.0 million offset by (ii) a decrease of $417,000 in gross profit attributable to the core information services as a consequence of (a) a decline in revenues of
$206,000 and (b) an increase of project expenses and related overhead during
Fiscal 2007 as compared to Fiscal 2006. The gross margin for Fiscal 2007 was
41.8% as compared to 39.9% for Fiscal 2006 and 47.5% for Fiscal 2005. The
increase in overall gross margin of 2.0% for Fiscal 2007 as compared to Fiscal
2006 is principally due to the net effects of (i) reduced variable project costs of 4.9%, offset by, (ii) an increase in fixed production and overhead costs of
2.9%. The gross profit increase of $229,000 for Fiscal 2007 as compared to
Fiscal 2006 is principally due to the increase in gross profit derived from OTI.
Although revenues increased for Fiscal 2006 as compared to Fiscal 2005, the gross margin for Fiscal 2006 decreased 7.6% to 39.9% as compared to 47.5% for
Fiscal 2005, principally due to the net effects of (i) an increase in direct project costs of 8.6% that resulted in lower project margins, offset by, (ii) a decrease of 1% of indirect production overhead.

     Cost of revenues attributable to the strategic communication segment decreased $1.0 million to $3.8 million for Fiscal 2007 as compared to $4.8 million for Fiscal 2006. The decrease in the costs of revenues was principally due to a reduction in direct project costs as a consequence of the $2.2 million decrease in revenues for Fiscal 2007. Cost of revenues for Fiscal 2006 increased
$80,000 to $4.8 million as compared to $4.7 million for Fiscal 2005. The increase in cost of revenues was principally due to the net effects of (i) an increase in direct project costs as a consequence of $1.3 million increase in revenues, offset by, (ii) a favorable project mix and corresponding project margins.

     The gross profit realized by the strategic communication segment for Fiscal
2007, Fiscal 2006 and Fiscal 2005 was $2.3 million, $3.5 million and 2.3 million, respectively. The gross profit decrease of $1.2 million to $2.3 million for Fiscal 2007 as compared to $3.5 million for Fiscal 2006 is principally due to the decrease of revenues and corresponding project margins from Fiscal 2006 to Fiscal 2007. The gross margin for Fiscal 2007 was 38.2% as compared to 42.7%
for Fiscal 2006. The decrease in gross margin of 4.5% for Fiscal 2007 as compared to Fiscal 2006 is principally due to (i) an unfavorable project price variance of 2.6% and (ii) an increase in fixed production overhead costs, as a percentage of revenues, of 1.9%. The gross profit increase of $1.2 million to
$3.5 million for Fiscal 2006 as compared to $2.3 million for Fiscal 2005 is principally due to the increase of revenues and corresponding project margins from Fiscal 2005 to Fiscal 2006. The gross margin for Fiscal 2006 was 42.7% as compared to 32.9% for Fiscal 2005. The increase in gross margin of 9.8% for
Fiscal 2006 as compared to Fiscal 2005 is principally due to (i) a favorable project price variance of 8.5% and (ii) a decrease in indirect production overhead costs, as a percentage of revenues, of 1.3%.

     Selling, General and Administrative Expense ("SG&A"): SG&A for Fiscal 2007,
Fiscal 2006 and Fiscal 2005 were $10.2 million, $8.5 million and $7.4 million, respectively.

     SG&A attributed to the information services segment increased $2.2 million to $4.5 million for Fiscal 2007 as compared to $2.3 million for Fiscal 2006. The increase in SG&A was principally due to (i) an increase of $2.0 million in SG&A derived from OTI, acquired November 18, 2005, and (ii) an increase in SG&A of
$243,000 attributable to the core information services as a consequence of increased marketing, personnel and professional service costs incurred. SG&A increased $592,000 million to $2.3 million for Fiscal 2006 as compared to $1.7 million for Fiscal 2005. The increase in SG&A was due to (i) an increase of
$488,000 in SG&A derived from OTI, acquired November 18, 2005, and (ii) an increase in of $104,000 in core information service SG&A.

     SG&A attributable to the strategic communication services segment increased
$494,000 to $4.6 million for Fiscal 2007 as compared to $4.1 million for Fiscal
2006. The increase in SG&A was principally due to (i) an increase of $276,000 in marketing personnel expenses, (ii) an increase of $112,000 in rent and related facility costs and (iii) and an increase of $106,000 in other SG&A incurred.
SG&A increased $527,000 million to $4.1 million for Fiscal 2006 as compared to
$3.6 million for Fiscal 2005. The increase in SG&A was principally due to (i) an increase of $229,000 in marketing personnel expenses, (ii) an increase of
$80,000 in rent and related facility costs and (iii) and an increase of $218,000 in professional services, including legal, insurance, consulting and accounting fees and other SG&A incurred.

     SG&A for undistributed corporate expenses for Fiscal 2007, Fiscal 2006 and
Fiscal 2005 were $1.1 million, $2.1 million and $2.1 million, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit each business segment or unit. The undistributed corporate expense reflect the remaining

expenses incurred but not directly attributable to a business segment or unit.
The decline in corporate SG&A of $1.0 million for Fiscal 2007 as compared to
Fiscal 2006 is due principally to (i) a reduction in legal expenses of $225,000,
(ii) the elimination of the one-time charge incurred in Fiscal 2006 of $208,000 for the premium paid by iDNA over market value in order to acquire 1,562,500 shares of iDNA's Common Stock, and (iii) an increased proportionate share of corporate expense allocated to OTI, acquired November 18, 2005, of $625,000.

     Interest Income: Interest income is derived principally from interest earned on iDNA's investments in commercial paper, and money market accounts.
Interest earned on iDNA investments for Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $19,000, $20,000 and $6,000, respectively. The change in interest income over each Fiscal period is due principally to changes in the weighted average investment balances during the periods.

     In addition to the interest income earned on investments, iDNA also recorded interest income as a result of (i) interest associated with the net proceeds received from the New York Settlement Stipulation of $24,000 in Fiscal
2006 and (ii) a claim for an income tax refund from 1995 through 1996 which was received in Fiscal 2005. In Fiscal 2005, iDNA realized interest income of
$243,000 as a result of a final determination of refund by the Internal Revenue
Service ("IRS").

     Income from Investment in AFC: iDNA accounts for its investment in AFC using the equity method. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, iDNA's share of the net income of AFC was $609,000, $744,000 and $344,000, respectively. AFC's fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

                                           Years Ended December 31,
                                           ------------------------
                                            2006     2005     2004
                                           ------   ------   ------
Revenues                                   $6,328   $6,487   $5,093

Film rental                                 1,570    1,488      941
Operating costs                             2,467    2,492    2,505
Depreciation and amortization                 775      752      787
General and administrative expenses           298      268      171
                                           ------   ------   ------
                                            5,110    5,000    4,404
                                           ------   ------   ------
Net income                                 $1,218   $1,487   $  689
                                           ======   ======   ======
iDNA's proportionate share of net income   $  609   $  744   $  344
                                           ======   ======   ======

     AFC's revenues decreased $159,000 to $6.3 million for the year ended
December 31, 2006 as compared to $6.5 million for the year ended December 31,
2005. The decrease in AFC's revenues was principally as a result of the net effects of (i) a 5.2% decrease in attendance, offset by, (ii) an increase in ticket prices of 1.2% and (iii) an increase in cafe, concessions and other revenues of 3.7%, or $48,000. AFC's revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times, the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits. AFC's revenues increased $1.4 million to $6.5 million for the year ended December 31, 2005 as compared to $5.1 million for the year ended
December 31, 2004. The increase in AFC's revenues was principally as a result of
(i) a 25.1% increase in attendance, (ii) an increase in ticket prices of 4.8%
and (iii) an increase in cafe, concessions and other revenues of 26.4%, or
$264,000.

     For the years ended December 31, 2006, 2005 and 2004, film rental expense, as a percentage of revenues, were 24.8%, 22.9% and 18.5%, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film, length of time the film is exhibited and the popularity of the film.

     For the years ended December 31, 2006, 2005 and 2004, operating costs were
$2.5 million, $2.5 million and $2.5 million, respectively. Furthermore, operating costs, as a percentage of revenues were 39.0%, 38.4% and 49.2% for the years ended December 31, 2006, 2005 and 2004, respectively. The nature of AFC's operating costs tend to generally be more fixed overhead related costs and advertising expenses. Due to the fixed overhead nature of AFC's operating expenses, these costs are not significantly affected by fluctuations in attendance from period to period as the expenses remained stable from the year ended December 31, 2004 through the year ended December 31, 2006.

     As a result of the net cash flow realized by AFC, distributions by AFC to
iDNA for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $1.2 million, $878,000 and $937,000, respectively. The timing and dollar value of AFC distributions are dependent upon the combined effects of (i) the operating performance of AFC from period-to-period and (ii) working capital of AFC at the time of distribution.

     Interest Expense: For Fiscal 2007, Fiscal 2006 and Fiscal 2005, iDNA
incurred interest expense of $488,000, $662,000 and $776,000 respectively.
During Fiscal 2007, Fiscal 2006 and Fiscal 2005, iDNA's weighted average of borrowings was $14.4 million, $13.0 million and $13.1 million, respectively. The effective weighted average rate of interest expense incurred for each of Fiscal
2007, Fiscal 2006 and Fiscal 2005 was 3.4%, 5.1% and 5.7%, respectively. iDNA financed a portion of the cost of its acquisitions through the issuance of promissory notes, bearing interest at 5% per annum, to the selling shareholders or members. The aggregate weighted average of the promissory notes issued and outstanding as a consequence of financing acquisitions for Fiscal 2007, Fiscal
2006 and Fiscal 2005 were $13.5 million, $12.6 million and $12.4 million, respectively.

     The effective weighted average rate of interest for Fiscal 2007 was 3.4% as compared to 5.1% for Fiscal 2006. The decline in the effective interest rate is due principally to the suspension of interest attributable to the Base Notes,
Trailing Notes and Convertible Note (each defined below) (collectively, the
"Campus Notes") for the period August 1, 2006 through January 31, 2007 (see the interest expense abatement discussion below). The aggregate value of the Campus
Notes outstanding during the interest suspension period was $12.1 million and the value of the foregone interest was $314,000. The effective weighted average rate of interest for Fiscal 2006 declined to 5.1% as compared to 5.7% for Fiscal
2005 principally due to the retirement at the end of Fiscal 2005 of a $1.0 million short-term promissory note which bore interest at 20% per annum.

     Interest expense abatement: The Campus Notes issued by iDNA to acquire
Audience Response Systems, Inc. ("ARS") and CGC (collectively, the "Campus
Group") bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006,
The Campus Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the promissory notes of $631,000 for Fiscal 2007. As a consequence of the financial performance of the Campus Group continuing to fall below the minimum operating cash flow thresholds (see the above interest expense discussion), additional interest expense has been suspended until the thresholds are met. Prospectively, once the thresholds are met, interest will begin to accrue pursuant to the terms of the

Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Notes until October 31, 2007.

     Income Taxes: For Fiscal 2007, iDNA recorded income tax benefits of $10,000 from continuing operations and $7,000 attributable to discontinued operations.
The aggregate income tax benefits of $7,000 for Fiscal 2007 represent refunds received from income taxes attributable to iDNA's discontinued auto rental and finance operations. For Fiscal 2006, iDNA incurred $70,000 in income tax expense from continuing operations comprised of (i) $25,000 in federal alternate minimum income tax expense and (ii) $45,000 for state and local income taxes. For Fiscal
2005, iDNA recorded income tax expense of $30,000 comprised of various state and local income taxes.

     As of January 31, 2007 iDNA has federal net operating loss carryforwards of
$88.8 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire: $22.5 million in
Fiscal 2019, $23.4 million in Fiscal 2020, $21.9 million in Fiscal 2021, $10.6 million in Fiscal 2022, $5.1 million in Fiscal 2023, $3.0 million in Fiscal
2024, $607,000 in Fiscal 2025 and $1.7 million in Fiscal 2027. As of January 31,
2007, iDNA has state and local operating loss carryforwards of $48.7 million which will expire: $5.7 million in Fiscal 2018, $1.1 million in Fiscal 2019,
$14.2 million, in Fiscal 2021, $9.8 million in Fiscal 2022, $9.1 million in
Fiscal 2023, $4.4 million in Fiscal 2024, $525,000 in Fiscal 2025 and $3.9 million in Fiscal 2027.

     As a consequence of iDNA's November 3, 2000 repurchase of shares of its
Common Stock, iDNA underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling $61.0 million ("Section 382 NOL") incurred prior to November 3, 2000 will be subject to significant annual limitation. As of January 31, 2007, iDNA has utilized approximately $858,000 of the Section 382 NOL. Furthermore, an iDNA
subsidiary has a Separate Return Loss Year that is also subject to "change of ownership" limitations of $2.2 million as of January 31, 2007. The use of the net operating loss carryforwards incurred after November 3, 2000, which total
$26.5 million as of January 31, 2007, are not subject to the Section 382 limitation.

     As of January 31, 2007, iDNA also has unused low income housing credits totaling $4.3 million which expire: $569,000 in Fiscal 2013, $820,000 in Fiscal
2019, $953,000 in Fiscal 2020, $968,000 in Fiscal 2021, $898,000 in Fiscal 2022,
$50,000 in Fiscal 2023, $12,000 in Fiscal 2024 and $10,000 in Fiscal 2025. Of
such low income housing credits, $3.1 million were generated prior to November
3, 2000 and are therefore subject to the Section 383 limitation described above.

     As of January 31, 2007, iDNA has $919,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

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
short-term basis, principally to the insurance replacement market. During Fiscal
1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

     The results of both the auto rental and finance operations are included in the results of discontinued operations. For Fiscal 2007, Fiscal 2006 and Fiscal
2005, the results of the discontinued operations principally represent the effects of the residual collection of previously charged off loans, and the settlement of, and changes in iDNA's, provisions for income taxes and reserves for claims against ARAC related to the self-insured claims.

LIQUIDITY AND CAPITAL RESOURCES

     As a consequence of periodic fluctuations in iDNA's working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on July 20, 2006, iDNA consummated a Loan and
Security Agreement ("Loan Agreement") with a lender and issued a Promissory Note
(the "Note") in the principal amount of $1.0 million. The lender, Seasons Go
Round, was an unaffiliated third party lender. Pursuant to the terms of the
Note, (i) the outstanding principal of the Note is due February 15, 2008, (ii)
iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty.
The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA's right, title and interest in and to virtually all of iDNA's assets. The lien does not extend to the common stock or membership interests of certain subsidiaries - the Campus Group and Option
Technologies Interactive, LLC. The proceeds derived from the Note were used for
(i) capital expenditures of approximately $316,000 for additional wireless communication service electronic components ("Wireless Systems"), (ii) initial start-up capital of approximately $100,000 for the expansion of iDNA's medical communications group and (iii) general working capital.

     Prior to the issuance of the Note, iDNA had no external source of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA's resources available to pursue new acquisitions, joint ventures or other business development opportunities. At
January 31, 2007, iDNA had unrestricted cash of $548,000, which together with any cash flow derived from its investment in AFC and the operations of iDNA's corporate communications business will be used to pursue such opportunities.

     As a consequence of iDNA's acquisition of OTI, effective November 18, 2005,
iDNA issued to FWA and MeetingNet the OTI Promissory Notes in the aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at a rate of 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI
Promissory Notes are secured by the membership interests of OTI. At January 31,
2007, iDNA had outstanding principal obligations under the terms of the OTI
Promissory Notes of $1.1 million and an accrued interest obligation of $15,000.

     In July 2004, iDNA initiated a private placement (the "iDNA Private
Placement") whereby iDNA offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the iDNA Private Placement, iDNA sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities Act and applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the iDNA Private Placement will be included in such registration.

     On July 14, 2004 iDNA consummated a Loan and Security Agreement ("Prior
Loan Agreement") with a lender and issued a promissory note in the principal amount of $1.0 million (the "Promissory Note"). The lender, Time Passages Corp., was an unaffiliated third party lender. Pursuant to the terms of the Promissory
Note, (i) the outstanding principal of the Promissory Note was due July 13,
2005, (ii) iDNA was required to pay interest only, monthly and in arrears, during the term of the Promissory Note and (iii) the Promissory Note bore interest at 20% per annum. iDNA was entitled to prepay the Note at any time and without a prepayment penalty. The Promissory Note was secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA's right, title and interest in and to virtually all of iDNA's assets. The lien did not extend to the common stock of The Campus Group and other permitted liens. In
January 2005 and February 2005, iDNA prepaid $650,000 and $350,000 of principal, respectively, retired the Promissory Note and the corresponding liens were released.

     As a consequence of iDNA's acquisition of The Campus Group effective July
31, 2003, iDNA issued to Mr. Campus and certain family trusts promissory notes of $9.9 million and issued to a family trust a convertible promissory note of
$2.8 million. Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes ("Base Notes") bear interest at 5% per annum
(see interest discussion above) and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus
Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes ("Trailing Notes") issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (i)
bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the $9.9 million of Base Notes and the Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of
iDNA Common Stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA Common Stock prior to repayment of the Base Notes and the Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising The Campus Group. At
January 31, 2007, iDNA has outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest obligations of
$156,000.

     As a consequence of iDNA's acquisition of OMI Business Communications, Inc.
("OMI"), effective April 1, 2003, iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Mr. Dean Thompson in the principal amount of $153,000. The promissory note bore interest at 5% per annum and was payable in monthly installments of principal and interest over a 36 month period expiring April 2006. The promissory note was repaid and retired in April 2006.

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

     On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At January
31, 2007, the remaining balance of the SBA Loan of $329,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA
Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

     In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At January 31, 2007, the remaining balance due under the capital lease was $85,000.

     For Fiscal 2007, iDNA's cash and cash equivalents decreased $596,000 due to the net effects of (i) cash flows used by operations of $1.2 million, (ii)
capital expenditures of $579,000, (iii) repayment of the amounts due to the former OTI Members of $530,000, (iv) the repayment of debt of $453,000, offset by (v) proceeds from AFC distributions of 1.2 million and (vi) proceeds from the issuance of the Note and a capital lease of $1.0 million and $102,000, respectively.

     For Fiscal 2006, iDNA's cash and cash equivalents increased $673,000 due to the net effects of (i) cash flows provided by operations of $2.5 million, inclusive of the net proceeds of $2.0 million derived from the Settlement Fund,
(ii) proceeds from AFC distributions of $878,000, offset by, (iii) payments to acquire iDNA Common Stock of $1.1 million, (iv) payments to acquire OTI, net of cash acquired, of $827,000, (v) the repayment of debt of $524,000 and (vi)
capital expenditures of $285,000. The principal components of iDNA's cash flow from operations for Fiscal 2006 included the collection of iDNA's income tax refund of $826,000 and the net proceeds derived from the New York Settlement
Stipulation of $2.0 million. iDNA also used $7,000 of cash principally for legal and claim expenses associated with iDNA's discontinued operations.

     For Fiscal 2005, iDNA's cash and cash equivalents increased $95,000 due to the net effects of (i) proceeds from the issuance of a promissory note of $1.0 million and the sale of treasury stock of $237,000, (ii) AFC distributions of
$937,000, offset by, (iii) the cash flows used by operations $635,000, inclusive of net proceeds of $1.3 million from an income tax refund, (iv) capital expenditures of $246,000, and (v) the repayment of debt of $1.0 million. iDNA also used $152,000 of cash principally for legal and claim expenses associated with iDNA's discontinued operations.

     iDNA believes that the available cash and cash equivalents totaling
$548,000 at January 31, 2007 and any cash distributions from its investment in
AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. Additionally, as previously discussed, iDNA's lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA's Board of Directors. Such limitations may have an adverse impact on iDNA's financial position, results of operations and liquidity.

     The following table presents certain payments due under contractual obligations with minimum firm commitments as of January 31, 2007 (in thousands):

                                                Payments Due by Period
                              -----------------------------------------------------------
                                        Less Than                               More Than
Contractual Obligations        Total      1 Year    1 - 3 Years   3 - 5 Years    5 Years
---------------------------   -------   ---------   -----------   -----------   ---------

Long-term Debt Obligations    $14,616      $ 773       $2,617       $4,943        $6,283
Capital Lease Obligation           96         39           57           --            --
Operating Lease Obligation      2,720        791          988          659           282
Purchase Obligation                --         --           --           --            --
Other Long-Term Liabilities        --         --           --           --            --
                              -------     ------       ------       ------        ------
                              $17,432     $1,603       $3,662       $5,602        $6,565
                              =======     ======       ======       ======        ======

OFF-BALANCE SHEET ARRANGEMENTS

     iDNA has no off-balance sheet arrangements.

OTHER

New Accounting Pronouncements

     In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109
("FIN No. 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement
(step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for our fiscal years beginning after
December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. iDNA is currently evaluating the impact of the adoption of FIN No. 48 on iDNA's reported consolidated financial position or results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 157, Fair Value Measurement ("SFAS No. 157"). SFAS No.
157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. iDNA does not anticipate the application of this pronouncement will have a material impact on
iDNA's reported consolidated financial position or results of operations.

     In September 2006, the Securities and Exchange Commission released Staff
Accounting Bulletin No. 108 ("SAB No. 108") to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in

the current year materially affects the current year's income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

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

     As of January 31, 2007, the interest rates under iDNA's long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

     We have audited the accompanying consolidated balance sheets of iDNA, Inc.
and Subsidiaries as of January 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss)
and cash flows for each of the three years in the period ended January 31, 2007.
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
and Subsidiaries as of January 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended
January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grant Thornton LLP
------------------------------------
Cleveland, Ohio
May 3, 2007

                           iDNA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              January 31,
                                                                        ---------------------
                                                                           2007        2006
                                                                        ---------   ---------
                               ASSETS

Cash and cash equivalents (Note 1)                                      $     548   $   1,144
Restricted cash (Note 1)                                                      147
Accounts receivable, net of allowance
   of $82 and $105, respectively (Note 1)                                   1,796       2,045
Income taxes refundable (Note 9)                                               19          --
Inventory (Note 1)                                                            232         247
Prepaid expenses                                                              293         277
Other current assets                                                          115          22
                                                                        ---------   ---------
   Total current assets                                                     3,150       3,735
Property and equipment, net of accumulated
   depreciation of $2,833 and $2,029, respectively (Notes 1 and 4)          2,752       2,919
Investment in AFC (Note 5)                                                  7,224       7,822
Goodwill (Notes 1, 2 and 3)                                                 2,728       5,879
Other intangible assets, net of accumulated
   amortization of $2,183 and $1,430, respectively (Notes 1, 2 and 3)       6,115       8,352
Other assets                                                                  109         140
                                                                        ---------   ---------
                                                                        $  22,078   $  28,847
                                                                        =========   =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 8)                    $     805   $   1,111
Accounts payable                                                            1,621       1,463
Accrued income taxes (Note 9)                                                 298         358
Deferred revenue (Note 1)                                                   1,033         891
Due to former OTI Members (Note 8)                                             --         530
Self-insurance claims (Note 12)                                               235         235
Other liabilities (Note 7)                                                  1,445       1,746
                                                                        ---------   ---------
   Total current liabilities                                                5,437       6,334
Long term obligations (Note 8)                                             11,071      10,116
Convertible promissory note (Note 8)                                        2,825       2,825
                                                                        ---------   ---------
                                                                           19,333      19,275
                                                                        ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 12)                                        --          --
STOCKHOLDERS' EQUITY (Note 10)
Preferred stock                                                                --          --
Common stock - $.05 par value,
   authorized 50,000,000 shares, issued
   39,949,589 and 39,949,589 shares, respectively                           1,997       1,997
Additional paid-in capital                                                174,837     174,479
Retained deficit                                                          151,699    (144,034)
Deferred compensation                                                         (41)        (65)
Treasury stock, at cost, 30,294,975 and 30,913,225
   shares, respectively                                                   (22,349)    (22,805)
                                                                        ---------   ---------
   Total stockholders' equity                                               2,745       9,572
                                                                        ---------   ---------
                                                                        $  22,078   $  28,847
                                                                        =========   =========

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Years Ended January 31,
                                                            ---------------------------
                                                              2007      2006      2005
                                                            -------   -------   -------

Revenues (Notes 1 and 14)                                   $15,444   $14,090   $11,343
Cost of revenues (Note 1)                                     9,147     8,162     6,896
                                                            -------   -------   -------
   Gross profit                                               6,297     5,928     4,447
Selling, general and administrative                          10,187     8,459     7,398
Impairment charge (Notes 1 and 2)                             4,482        --        --
                                                            -------   -------   -------
   Loss from operations                                      (8,372)   (2,531)   (2,951)
Interest income                                                  19        44       249
Income from AFC investment (Note 5)                             609       744       344
Interest expense (Note 8)                                      (488)     (662)     (776)
Interest abatement (Note 8)                                     631        --        --
Other income (Note 18)                                           --     1,960        --
                                                            -------   -------   -------
   Loss from continuing operations
      before income taxes                                    (7,601)     (445)   (3,134)
Provision (benefit) for income taxes (Note 9)                   (10)       70        30
                                                            -------   -------   -------
   Loss from continuing operations                           (7,591)     (515)   (3,164)
Income from discontinued operations, net of tax (Note 17)        11        14        --
                                                            -------   -------   -------
   Net loss applicable to common stock                      $(7,580)  $  (501)  $(3,164)
                                                            =======   =======   =======
Basic and diluted (loss) earnings per share:
      Continuing operations                                 $  (.83)  $  (.05)  $  (.33)
      Discontinued operations                                    --        --        --
                                                            -------   -------   -------
         Net loss per share                                 $  (.83)  $  (.05)  $  (.33)
                                                            =======   =======   =======
Weighted average number of shares outstanding:
      Basic and diluted                                       9,167     9,250     9,529
                                                            =======   =======   =======

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    Preferred Stock     Common Stock
                                    ---------------  ------------------  Additional
                                              Par                  Par     Paid-In    Retained
                                     Shares  Value     Shares     Value    Capital     Deficit
                                     ------  -----   ----------  ------  ----------  ----------

BALANCE, JANUARY 31, 2004              --     $--    39,949,589  $1,997   $174,454    ($139,746)

Net loss                                                                                 (3,164)
Treasury stock sold                                                                        (473)
Deferred compensation expense
                                      ---     ---    ----------  ------   --------   ----------
BALANCE, JANUARY 31, 2005              --      --    39,949,589   1,997    174,454     (143,383)

Net loss                                                                                   (501)
Treasury stock issued for services                                                          (42)
Treasury stock issued to
   acquire OTI (Note 3)                                                                    (108)
Treasury stock purchased (Note 18)
Fair value of Eligible Shareholder
   warrants to be issued (Note 18)                                              25
Deferred compensation expense
                                      ---     ---    ----------  ------   --------   ----------
BALANCE, JANUARY 31, 2006              --      --    39,949,589   1,997    174,479     (144,034)

Net loss                                                                                 (7,580)
Share-based compensation expense                                               358
Treasury stock issued                                                                       (85)
Deferred compensation expense
                                      ---     ---    ----------  ------   --------   ----------
BALANCE, JANUARY 31, 2007              --     $--    39,949,589  $1,997   $174,837   $ (151,699)
                                      ===     ===    ==========  ======   ========   ==========

                                                 Deferred             Comprehensive
                                     Treasury  Compensation              Income
                                      Stock       Expense     Total      (Loss)
                                    ---------  ------------  -------  -------------

BALANCE, JANUARY 31, 2004            ($23,112)     ($113)    $13,480

Net loss                                                      (3,164)     (3,164)
Treasury stock sold                       710                    237
Deferred compensation expense                         24          24
                                    ---------     -------    -------     -------
BALANCE, JANUARY 31, 2005             (22,402)       (89)     10,577     $(3,164)
                                                                         =======
Net loss                                                        (501)       (501)
Treasury stock issued for services         75                     33
Treasury stock issued to
   acquire OTI (Note 3)                   366                    258
Treasury stock purchased (Note 18)       (844)                  (844)
Fair value of Eligible Shareholder
   warrants to be issued (Note 18)                                25
Deferred compensation expense                         24          24
                                    ---------     -------    -------     -------
BALANCE, JANUARY 31, 2006             (22,805)       (65)      9,572     $  (501)
                                                                         =======
Net loss                                                      (7,580)     (7,580)
Share-based compensation expense                                 358
Treasury stock issued                     456                    371
Deferred compensation expense                          24         24
                                    ---------     -------    -------     -------
BALANCE, JANUARY 31, 2007           $ (22,349)    $   (41)   $ 2,754     $ (7,580)
                                    =========     =======    =======     =======

          See accompanying notes to consolidated financial statements.

                           IDNA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Years Ended January 31,
                                                                   ---------------------------
                                                                     2007      2006      2005
                                                                   -------   -------   -------

CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss                                                           $(7,580)  $  (501)  $(3,164)
Adjustments to reconcile net loss to net cash
   provided by (used in) continuing operating activities:
      Depreciation and amortization                                  1,652     1,411     1,330
      Impairment charge                                              4,482
      Income from AFC investment                                      (609)     (744)     (344)
      Share-based compensation expense                                 724        --        --
      Stock issued as compensation for services rendered                 5        33        --
      Excess payment over fair value of tresury stock purchased         --       208        --
      Amortization of deferred compensation expense                     24        24        24
      Fair value of Eligible Shareholder warrants                       --        25        --
Changes in operating assets and liabilities:
      Accounts receivable                                              249       882      (153)
      Accrued income tax/refundable                                    (79)      856     1,330
      Accounts payable                                                 158        77        17
      Deferred revenue                                                 141      (351)      418
      Self insurance claims                                             --       (21)     (152)
      Other operating assets and liabilities, net                     (363)      584       (93)
                                                                   -------   -------   -------
         Net cash provided by (used in) operating activities        (1,196)    2,483      (787)
                                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of OTI net of cash acquired                             --      (827)       --
    Purchase of letter of credit, increase in restricted cash         (147)       --        --
    Proceeds from AFC distributions                                  1,207       878       937
    Purchase of other property and equipment                          (579)     (285)     (246)
                                                                   -------   -------   -------
        Net cash provided by (used in) investing activities            481      (234)      691
                                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of promissory note                        1,000        --     1,000
    Proceeds from borrowings under a capital lease                     102        --        --
    Proceeds from sale of treasury stock                                                   237
    Payments on debt, notes payable and capital lease                 (453)     (524)   (1,046)
    Payments to acquire treasury stock                                  --    (1,052)       --
    Payments to retire due to the former OTI Members                  (530)       --        --
                                                                   -------   -------   -------
       Net cash provided by (used in) financing activities             119    (1,576)      191
                                                                   -------   -------   -------
Increase (decrease) in cash and cash equivalents from operations      (596)      673        95
Cash and cash equivalents at beginning of year                       1,144       471       376
                                                                   -------   -------   -------
Cash and cash equivalents at end of year                           $   548   $ 1,144   $   471
                                                                   =======   =======   =======

                                  - continued -

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)

                                                    Years Ended January 31,
                                                    -----------------------
                                                     2007    2006     2005
                                                     ----   -------   ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                     $166   $   489   $624
                                                     ====   =======   ====
   Income taxes paid                                 $ 55   $    45   $ 67
                                                     ====   =======   ====
   Acquisition of OTI:
   Non-cash assets acquired                                 $ 3,605
   Liabilities assumed                                       (1,031)
                                                            -------
                                                              2,574
   Promissory notes issued                                   (1,489)
   Treasury stock issued                                       (258)
                                                            -------
   Cash paid, net of cash acquired                          $   827
                                                            =======

          See accompanying notes to consolidated financial statements.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION: iDNA, Inc. ("the Company" or "iDNA") began operations in 1969 and was incorporated in Delaware in 1971. As a consequence of iDNA's consummation of a series of acquisitions during the past four years, management has determined during the fourth quarter of Fiscal 2007, iDNA's operations are now comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies (see Note 13).

     The strategic communications services segment provides content development via the design, development and production of media, collateral material, logistics, support and/or broadcast services for presentations at corporate and institutional events, meetings, training seminars and symposiums. The presentations may be live at single or multi-site venues and can include video conferencing, satellite broadcasting and webcasting or the presentations may be provided via on-demand access via internet websites, DVD or video tape.

     The information services segment utilizes custom wireless communication technology and proprietary software to facilitate client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. The wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administer its needs independently.

     As of consequence of iDNA's investment in the Angelika Film Centers, LLC
("AFC"), iDNA operates in the movie exhibition and entertainment industry (see
Note 5).

     Prior to Fiscal 2003, iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc.
("NAC"), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001 (see
Note 17).

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
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CASH EQUIVALENTS: All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value. As of January 31, 2007, the Company's cash balance, inclusive of its restricted cash, was $695,000 and the bank balance was
$981,000. Of the total bank balance, $422,000 was covered by federal depository insurance and $559,000 was uninsured.

     RESTRICTED CASH: In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA's new New
York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of January 31, 2007.

     GOODWILL AND OTHER INTANGIBLE ASSETS: Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator.

     In its acquisition of Option Technologies Interactive, LLC ("OTI") on
November 18, 2005 (see Note 3), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $703,000. The useful lives of these intangibles are estimated to be 7 years and 5 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the Fiscal 2007 and from November 18, 2005, the date of acquisition, to January 31, 2006, iDNA charged to operations $114,000 and $10,000, respectively, for the amortization of these intangible assets.

     In its acquisition of The Campus Group on July 31, 2003, iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million.
The adjusted useful lives (see Note 2) of these intangibles are estimated to be
10 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For Fiscal
2007, Fiscal 2006 and Fiscal 2005, charged to operations $639,000, $568,000 and
$568,000 respectively, for the amortization of these intangible assets.

     IMPAIRMENT OF LONG-LIVED ASSETS: iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When indicators of impairment exist, iDNA determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA's business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

     Certain of these long-lived assets were disposed of or have been written-down to their estimated fair value during Fiscal 2007 (see Note 2).

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

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

     INCOME TAXES: Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is anticipated that some or all of a net deferred tax asset may not be realized (see Note 9).

     SELF-INSURANCE CLAIMS: iDNA's wholly-owned subsidiary ARAC, Inc. ("ARAC")
is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations (see Notes 12 and 17). iDNA's management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA's sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to
ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.

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
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUES: iDNA's revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $115,000 and $22,000, respectively, are included as a component of other current assets at January 31, 2007 and 2006.

     iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period which generally are sold in increments of one year of coverage. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, electronic equipment sales were $2.6 million, $1.3 million and $668,000, respectively.

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

     COST OF REVENUES: Cost of revenues consists of direct expenses specifically associated with client revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services and shipping and delivery costs.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RESEARCH AND DEVELOPMENT COSTS: As a consequence of the acquisition of OTI,
iDNA incurs certain research and development costs. Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues for Fiscal 2007 and from
November 18, 2005, the date of acquisition of OTI, to January 31, 2006, iDNA charged $416,000 and $75,000 to research and development expense.

     ACCOUNTING FOR STOCK-BASED COMPENSATION: Effective February 1, 2006, iDNA
adopted the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 123R (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which replaces
SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), and
supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS
No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after
December 15, 2005. The pro forma disclosures previously permitted under SFAS No.
123 no longer will be an alternative to financial statement recognition. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123.

     Prior to the adoption of SFAS No. 123(R), iDNA followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options.
Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the iDNA $0.05 par value common stock
("Common Stock"). As a consequence, no compensation expense was recognized from substantially all option grants to employees, officers and directors.

     In Fiscal 2007 and Fiscal 2006, iDNA issued 1,605,000 and 507,509 stock options to iDNA's employees, officers, directors and advisors. In Fiscal 2006,
iDNA also cancelled 10,557 stock options. Each of the stock options granted in
Fiscal 2007 and Fiscal 2006 were subject to vesting and at January 31, 2007,
1,873,651 options had vested pursuant to the terms of the grant. No stock options were granted in Fiscal 2005. As consequence of adopting SFAS No. 123(R),
iDNA has recorded charges to operations for stock-based compensation expense for
Fiscal 2007 of $724,000. If iDNA had recorded compensation expense using the fair value method of SFAS No. 123(R) for Fiscal 2006, iDNA's net after tax charge to operations would have been $67,000. For Fiscal 2005, iDNA would not have incurred a charge to operations for compensation expense.

     EARNINGS PER SHARE: Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA Common Stock outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an anti-dilutive effect on loss per share for Fiscal
2007, Fiscal 2006, and Fiscal 2005. Common stock equivalents, in the form of stock options, which were excluded from the earnings (loss) per share due to their dilutive effect were 3,230,702, 1,681,952, and 1,630,000 for Fiscal 2007,
Fiscal 2006 and Fiscal 2005, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS: In June 2006, the FASB issued Financial
Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an
Interpretation of FASB Statement No. 109 ("FIN No. 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement.
De-recognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for de-recognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for our fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. iDNA is currently evaluating the impact of the adoption of FIN No. 48 on iDNA's reported consolidated financial position or results of operations.

     In September 2006, the FASB issued Statement of Financial Accounting
Standards ("SFAS") No. 157, Fair Value Measurement ("SFAS No. 157"). SFAS No.
157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. iDNA does not anticipate the application of this pronouncement will have a material impact on
iDNA's reported consolidated financial position or results of operations.

     In September 2006, the Securities and Exchange Commission released Staff
Accounting Bulletin No. 108 ("SAB No. 108") to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year's income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15,
2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

     RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 2 - IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

     Pursuant to iDNA's established accounting policies, iDNA conducted its
Fiscal 2006 annual analysis of goodwill as of January 31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit). iDNA concluded that as of
January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

     However, during the second quarter of Fiscal 2007, as a consequence of declining revenues and the loss of a client the results of the operations of the
Campus Group Companies, Inc. ("CGC") reporting unit raised questions as to whether projections used at the last valuation date were still valid.
Accordingly, management performed additional impairment tests as of July 31,
2006 for CGC and determined that impairment charges were required at that date.
Accordingly, based upon iDNA's preliminary assessment, second quarter operations for Fiscal 2007 were charged $2.6 million and $1.9 million for the estimated impairment of CGC's goodwill and other intangible assets, respectively.
Additionally, iDNA determined it appropriate to reduce the useful life of the
CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC's operations and will recognize further impairment charges if and when deemed appropriate.

     iDNA conducted its Fiscal 2007 annual analysis of goodwill as of January
31, 2007. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit). iDNA concluded that as of January 31, 2007 there were no additional impairments of its goodwill based upon the then estimated fair value of its reporting units.

NOTE 3 - ACQUISITION

OTI

     On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of OTI from Flexner Wheatley & Associates ("FWA") and
MeetingNet Interactive, Inc. ("MeetingNet"). OTI is an information services and technology company providing interactive software and hardware systems and services that facilitates audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA's subsidiary Audience Response Systems, Inc. ("ARS"), also provided similar services. With the acquisition of OTI, iDNA (i) gained access to important new clients, industries and market segments, (ii) acquired a fully developed and integrated propriety software that is an "add-in" application module with
Microsoft(R) Office PowerPoint(R) which, among other attributes, allows clients to develop and self-administrate audience interaction and data collection programs at smaller and other venues not then currently served by iDNA and (iii)
expanded its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition lay principally in its (i) industry position, (ii) assembled workforce, (iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 3 - ACQUISITION (CONTINUED)

     In exchange for the acquisition of all of the outstanding membership interests of OTI, iDNA (i) paid $744,000 at closing from iDNA's available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million ("OTI Promissory Notes") and (iii) issued an aggregate of 496,250 shares of iDNA's Common Stock to FWA and MeetingNet valued at $258,000, representing the fair value of such number of shares of iDNA's
Common Stock at the date of acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18,
2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI's meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. As of January
31, 2007, OTI has not yet met all the minimum financial performance criterion and, as a consequence, an adjustment to the purchase price is not required.

     In connection with the OTI acquisition, Mark Fite, entered into an employment agreement with OTI under which he has agreed to serve as President of
OTI for an initial term of three years. Under the terms of the employment agreement, Mr. Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of OTI. iDNA also granted stock options to all active OTI employees to acquire an aggregate of 66,500 shares of iDNA Common Stock, subject to vesting over a three year period and subject to OTI's meeting certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. The exercise price for the stock options granted to Mr. Fite and the OTI employees was set at the fair value of
iDNA's Common Stock as of the date of the OTI acquisition, $0.52 per share.

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
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 3 - ACQUISITION (CONTINUED)

     As a consequence of the OTI acquisition and in accordance with SFAS No. 141
Business Combinations, iDNA recorded goodwill and other intangible assets of
$403,000 and $703,000, respectively. iDNA has estimated lives for these intangible assets of 5 to 7 years. For Fiscal 2007 and for the period of
November 18, 2005, the date of acquisition, to January 31, 2006, iDNA charged to operations $114,000 and $10,000, respectively, for the amortization of these intangibles. iDNA engaged the valuation services of an independent third party appraisal company to assist iDNA with respect to the final determination of the fair value of tangible and intangible assets acquired in accordance with SFAS
No. 141 Business Combinations. The valuation analysis was completed in October
2006 and as a consequence of the results of the analysis, adjustments to the purchase price allocation have been recorded.

     iDNA does not expect amortization of goodwill or other intangibles, if any, to be deductible for income tax purposes.

     The following sets forth the pro forma condensed results of operations of
iDNA and OTI for Fiscal 2006 as if the acquisition was consummated on February
1, 2005. Prior to OTI's acquisition, OTI, used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for iDNA for the year ended January 31 with the historical results of,
OTI for the year ended December 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows (in thousands):

                                                      Year Ended
                                                     January 31,
                                                         2006
                                                     -----------
Service revenues                                       $18,990
                                                       =======
Net income (loss) from continuing operations           $   153
                                                       =======
Income (loss) per share from continuing operations     $  0.02
                                                       =======

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 4 - PROPERTY AND EQUIPMENT

     The components of property and equipment are as follows (in thousands):

                                   January 31,
                              --------------------
Description                     2007       2006      Estimated Useful Life
-----------                   -------   ----------   ---------------------

Leasehold improvements        $   368    $   357     Lesser of useful life or term of lease
Machinery & equipment           2,008      2,039     5 years
Computer equipment              1,108        955     3 years
Furniture & fixtures              308        261     5 years
Automobiles                        59         59     2 - 3 years
Software                        1,576      1,112     5 to 10 years
Small tools                        28         35     18 to 24 months
Film library                      130        130     5 years
                               ------     ------
                                5,585      4,948
Less
   Accumulated depreciation    (2,833)    (2,029)
                               ------     ------
                              $ 2,752    $ 2,919
                              =======    =======

     Depreciation expense was $899,000, $833,000 and, $762,000 for Fiscal 2007,
Fiscal 2006 and Fiscal 2005, respectively.

NOTE 5 - INVESTMENT IN AFC

     On April 5, 2000, iDNA, through its wholly owned subsidiary National
Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading International, Inc. ("Reading") for an initial investment of $11.1 million. At April 5, 2000, the investment exceeded
iDNA's share of the net assets of AFC by approximately $5.6 million, which is being treated in a manner similar to goodwill (see Note 1).

     While AFC is currently owned 50% by iDNA and 50% by Reading, its articles and bylaws provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of
Reading shall cast the deciding vote.

     iDNA uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a
January 31 year-end, and for its fiscal quarters ending April 30, July 31,
October 31 and January 31 records its pro-rata share of AFC's earnings on the basis of AFC's fiscal quarters ending March 31, June 30, September 30, and
December 31, respectively. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, iDNA
recorded income from its investment in AFC of $609,000, $744,000, and $344,000, respectively, representing its share of AFC's income.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 5 - INVESTMENT IN AFC (CONTINUED)

     Summarized financial statement information for AFC as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is as follows
(in thousands):

                                                December 31,
                                              ---------------
                                               2006     2005
                                              ------   ------
CONDENSED BALANCE SHEET:
   Current assets                             $1,223   $1,135
   Property and equipment, net                   833    1,029
   Intangible with definitive life             5,707    6,299
   Other assets                                   80       89
                                              ------   ------
                                              $7,843   $8,552
                                              ======   ======
   Current liabilities                        $  480   $  877
   Non-current liabilities                     2,083    1,949
   Members' equity                             5,280    5,726
                                              ------   ------
                                              $7,843   $8,552
                                              ======   ======

                                                    For the Year
                                                 Ended December 31,
                                              ------------------------
                                               2006     2005     2004
                                              ------   ------   ------
CONDENSED STATEMENT OF EARNINGS:
   Revenues                                   $6,328   $6,487   $5,093

   Film rental                                 1,570    1,488      941
   Operating costs                             2,467    2,492    2,505
   Depreciation and amortization                 775      752      787
   General and administrative expenses           298      268      171
                                              ------   ------   ------
                                               5,110    5,000    4,404
                                              ------   ------   ------
   Net income                                 $1,218   $1,487   $  689
                                              ======   ======   ======
   iDNA's proportionate share of net income   $  609   $  744   $  344
                                              ======   ======   ======

NOTE 6 - FINANCIAL INSTRUMENTS

     iDNA has various financial instruments including cash and cash equivalents, investments in affordable housing limited partnerships, miscellaneous other assets, promissory notes and a loan guaranteed by the U.S. Small Business
Administration (the "SBA Loan"). Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies.
iDNA has determined that the carrying values of such short-term assets and promissory notes approximate estimated fair values. The OTI Promissory Note,
Base Promissory Notes, Trailing Notes and Convertible debt (see Note 8) are stated at cost since the obligations arose pursuant to the terms of their underlying purchase agreements and there is currently no market prices available of similar instruments.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 7 - OTHER LIABILITIES

     The components of other liabilities are as follows (in thousands):

                                               January 31,
                                             ---------------
                                              2007     2006
                                             ------   ------
Accrued interest                             $  176   $  485
Accrued salary, wages and related benefits      427      595
Accrued expenses                                790      619
Accrued state and local taxes                    52       47
                                             ------   ------
   Total                                     $1,445   $1,746
                                             ======   ======

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS

     On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note (the "Note") of $1.0 million. The lender,
Seasons Go Round, was an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15, 2008,
(ii) iDNA is required to pay interest only, monthly and in arrears, during the term and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of iDNA's right, title and interest in and to virtually all of iDNA's assets not previously pledged pursuant to other long term obligations. At
January 31, 2007, the balance of the Note was $1.0 million.

     As a consequence of iDNA's acquisition of OTI effective November 18, 2005,
iDNA issued to FWA and MeetingNet the OTI Promissory Notes of $1.5 million. The
OTI Promissory Notes bear interest at the rate of 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI's operations. The OTI Promissory Notes are secured by the membership interests of OTI. At January 31, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.1 million and an accrued interest obligation of $15,000.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

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
At January 31, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively and accrued interest obligations of
$156,000.

     For the trailing twelve month period ended July 31, 2006, The Campus
Group's financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus
Notes of $631,000 during the second quarter of Fiscal 2007. For the period
August 1, 2006 through January 31, 2007, the Campus Group's financial performance continued to fall below the minimum thresholds. As a consequence no interest was incurred on the Campus Notes during the period August 1, 2006 through January 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

     As a consequence of iDNA's acquisition of OMI effective April 1, 2003, iDNA assumed $814,000 in bank debt and capital lease obligations to financial institutions and issued a promissory note payable to Dean Thompson, President and former shareholder of OMI, in the amount of $153,000.

     During 2001, OMI obtained a $300,000 bank term loan (the "Term Loan") to finance certain capital expenditures. The Term Loan was payable in monthly installments of $6,000, comprised of principal and interest through July 2006.
The Term Loan, bore interest at the rate of 8.25% per annum. The Term Loan was repaid in full in July 2006.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

     On April 25, 2002, OMI obtained a $402,000 loan guaranteed by the U.S.
Small Business Administration (the "SBA Loan") to finance losses incurred as a result of the September 11, 2001 terrorist attacks in New York City. At January
31, 2007, the remaining balance of the SBA Loan of $329,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The loan bears interest at the rate of 4% per annum and is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Thompson.

     The promissory note payable to Mr. Thompson was payable in monthly installments of principal and interest over a 36 month period expiring April
2006. The promissory note bore interest at 5% per annum. The promissory note was repaid in full in Fiscal 2007.

     In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At January 31, 2007, the remaining balance due under the capital lease was $85,000 and the accumulated depreciation for the underlying equipment was $14,000.

     The components of long term obligations and convertible debt at January 31,
2007 and January 31, 2006 are as follows (in thousands):

                               January 31,
                            -----------------
                              2007      2006
                            -------   -------
Capital leases              $    85   $    --
Promissory note                  --        32
Term loan                        --        28
SBA loan                        329       357
Promissory note               1,000        --
OTI promissory notes          1,141     1,489
Base promissory notes         6,046     6,046
Trailing promissory notes     3,275     3,275
Convertible debt              2,825     2,825
                            -------   -------
                             14,701    14,052
Less current maturities        (805)   (1,111)
                            -------   -------
Long-term obligations and
   convertible debt         $13,896   $12,941
                            =======   =======

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 8 - CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

     iDNA's current maturities and convertible debt obligations at January 31,
2007 are as follows (in thousands):

                                    Amount
                                   -------
2007                               $   812
2008                                 2,041
2009                                   633
2010                                   514
2011                                 4,429
   Thereafter                        6,283
                                   -------
                                   $14,712
   Less - capital lease interest       (11)
                                   -------
                                   $14,701
                                   =======

     The liability due to former OTI Members at January 31, 2006 represented the net amount outstanding for various loans and advances made by the former members of OTI prior to the OTI acquisition by iDNA. The loans and advances do not bear interest. Pursuant to the terms of the Member Interest Purchase Agreement, repayments to reduce the loans and advances are to be made periodically when cash requirements of OTI permit and were repaid in full prior to May 18, 2006.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 9 - INCOME TAXES

     The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

                                       Years Ended January 31,
                                       -----------------------
                                         2007   2006   2005
                                         ----   ----   ----
Current
   Federal                               $(19)   $30    $--
   Foreign                                 (7)    --     --
   State                                    9     45     30
                                         ----    ---    ---
                                          (17)    75     30
Deferred
   Federal                                 --     --     --
   Foreign                                 --     --     --
   State                                   --     --     --
                                         ----    ---    ---
                                           --     --     --
                                         ----    ---    ---
Total                                     (17)    75     30

Allocated to discontinued operations        7     (5)    --
                                         ----    ---    ---
Continuing operations                    $(10)   $70    $30
                                         ====    ===    ===

     As of January 31, 2007 iDNA has federal net operating loss carryforwards of
$88.8 million that may be used to reduce future taxable income, subject to limitations. Such net operating loss carryforwards will expire: $22.5 million in
Fiscal 2019, $23.4 million in Fiscal 2020, $21.9 million in Fiscal 2021, $10.6 million in Fiscal 2022, $5.1 million in Fiscal 2023, $3.0 million in Fiscal
2024, $607,000 in Fiscal 2025 and $1.7 million in Fiscal 2027. As of January 31,
2007, iDNA has state and local operating loss carryforwards of $48.7 million which will expire: $5.7 million in Fiscal 2018, $1.1 million in Fiscal 2019,
$14.2 million, in Fiscal 2021, $9.8 million in Fiscal 2022, $9.1 million in
Fiscal 2023, $4.4 million in Fiscal 2024, $525,000 in Fiscal 2025 and $3.9 million in Fiscal 2027.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 9 - INCOME TAXES (CONTINUED)

     As a consequence of iDNA's November 3, 2000 repurchase of shares of its
Common Stock, iDNA underwent a "change in ownership" as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the "change in ownership" described above, the use of net operating loss carryforwards totaling approximately $61.0 million ("Section 382 NOL") incurred prior to
November 3, 2000 will be subject to significant annual limitation. As of January
31, 2007, iDNA has utilized approximately $858,000 of the Section 382 NOL.
Furthermore, an iDNA subsidiary has a Separate Return Loss Year that is also subject to "change of ownership" limitations of $2.2 million as of January 31,
2007. The use of the net operating loss carryforwards incurred after November 3,
2000, which total $26.5 million as of January 31, 2007, are not subject to the
Section 382 limitation.

     As of January 31, 2007, iDNA also has unused low income housing credits totaling $4.3 million which expire: $569,000 in Fiscal 2013, $820,000 in Fiscal
2019, $953,000 in Fiscal 2020, $968,000 in Fiscal 2021, $898,000 in Fiscal 2022,
$50,000 in Fiscal 2023, $12,000 in Fiscal 2024 and $10,000 in Fiscal 2025. Of
such low income housing credits, $3.1 million were generated prior to November
3, 2000 and are therefore subject to the Section 383 limitation described above.

     As of January 31, 2007, iDNA has $919,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

     The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                               January 31,
                                                          -------------------
                                                            2007       2006
                                                          --------   --------
Deferred tax assets:
   Self-insurance claims                                  $     82   $     82
   Impairment charge                                         1,976         --
   State income taxes                                           93        106
   Accrued liabilities                                         150        158
   Stock options                                               125         --
   Tax credits carryforwards                                 5,213      5,214
   Net operating loss carryforwards (federal and state)     33,389     32,417
   Other                                                        15         10
                                                          --------   --------
      Total deferred tax assets                             41,043     37,987
                                                          --------   --------
Deferred tax liabilities:
   Depreciation                                                (89)       (92)
   Limited partnership investments                          (1,562)    (1,293)
                                                          --------   --------
      Total deferred tax liabilities                        (1,651)    (1,385)
                                                          --------   --------
Net deferred tax asset before valuation allowance           39,392     36,602
Less: valuation allowance                                  (39,392)   (36,602)
                                                          --------   --------
Net deferred tax asset                                    $     --   $     --
                                                          ========   ========

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 9 - INCOME TAXES (CONTINUED)

     A valuation allowance for all of iDNA's net deferred tax assets has been provided as iDNA is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $2.8 million, ($443,000) and $2.4 million, respectively.

     Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

                                                  Years Ended January 31,
                                                  -----------------------
                                                   2007     2006     2005
                                                  -----    -----    -----
Statutory rate                                    (35.0)%  (35.0)%  (35.0)%
Permanent differences                               1.2    159.8     13.8
State income taxes (net of federal tax benefit)     0.1      6.6      0.6
Deferred tax valuation allowance                   36.7    (98.1)    76.6
Tax credits                                          --     (4.1)     4.1
Expense due to AMT NOL limitation                    --      5.6       --
Adjustment to NOL carryforward                     (5.2)   (20.9)   (58.5)
Other                                               2.1      1.8     (0.7)
                                                  -----    -----    -----
   Effective Tax Rate                               (.1)%   15.7%      .9%
                                                  =====    =====    =====

NOTE 10 - STOCKHOLDERS' EQUITY AND PREFERRED STOCK

Preferred Stock

     iDNA is authorized to issue up to 5,000,000 shares of Preferred Stock, in one or more series, having such preferences and terms as the Board of Directors may determine. At January 31, 2007 and 2006, there were no outstanding shares of
Preferred Stock.

Sale of Treasury Stock

     In July 2004, iDNA initiated a private placement (the "iDNA Private
Placement") whereby iDNA offered for sale up to 1.3 million shares of unregistered, restricted treasury stock at $0.25 per share. Pursuant to the terms of the iDNA Private Placement, iDNA sold an aggregate of 950,000 shares of its treasury stock at $0.25 per share from which it derived net proceeds of approximately $237,000. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, or applicable state securities laws or an exemption there from. In the event that iDNA proposes to register any of its securities under the
Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued pursuant to the iDNA Private Placement will be included in such registration.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 10 - STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

Warrants to be Issued to Eligible Shareholders

     As a consequence of the New York Settlement Stipulation (see Note 18), iDNA
agreed to issue to the class of Eligible Shareholders warrants to purchase additional iDNA Common Stock. Each Eligible Shareholder was required to submit a proof of claim by December 15, 2005. Based upon the final submission of claims,
iDNA issued 100,282 warrants in April 2006 to Eligible Shareholders. Each warrant issued by iDNA has a five year term and is exercisable for shares of
iDNA Common Stock at a price of $1.55 per share. For Fiscal 2006, iDNA charged other income $25,000 for the expense of the fair value of the warrants issued to the Eligible Shareholders.

Stock Grants and Awards

     In Fiscal 2007, iDNA issued 52,000 shares of unregistered treasury stock to two employees as a bonus and issued an additional 10,000 shares of unregistered stock to an unrelated third party for professional services. Such shares issued were recorded at their then market value for an aggregate cost of $52,000, or a weighted average of $0.83 per share. The restricted shares may not be sold or otherwise transferred without registration under the Securities and Exchange Act of 1933, as amended, and applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

     In February 2005, iDNA issued 100,000 shares of unregistered, restricted treasury stock as compensation for professional services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000.

     During Fiscal 2004, iDNA granted 372,000 shares of iDNA Common Stock pursuant to the 2003 Restricted Stock Plan (see Note 11) valued at $119,000 representing the fair value of the iDNA Common Stock at the time of award.
Accordingly, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003 Plan grant, which was reported as a component of stockholders' equity, during Fiscal 2004. The deferred compensation expense is charged to operations over the 5 year vesting period of the stock grant. For
Fiscal 2007, 2006 and 2005, iDNA charged to operations $24,000 per annum.

Stockholders' Rights Plan

     On September 26, 2001, iDNA's Board of Directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of iDNA
Common Stock to stockholders of record at the close of business on October 8,
2001 (the "Record Date"). Under certain circumstances, a Right may be exercised to purchase from iDNA a unit consisting of one one-hundredth of a share (a
"Unit") of Series D Junior Participating Preferred Stock, par value $.05 per share (the "Series D Preferred Stock") at a Purchase Price of $5.00 per Unit,
subject to adjustment.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 10 - STOCKHOLDERS' EQUITY AND PREFERRED STOCK (CONTINUED)

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

NOTE 11 - BENEFITS PLANS

2005 Equity Compensation Plan

     iDNA's 2005 Equity Compensation Plan ("The 2005 Plan") provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees, advisors and non-employee members of the Board of Directors. The total number of shares available for options or awards granted under the 2005 Plan is 2,000,000 shares. During Fiscal 2007, iDNA granted 1,605,000 stock options and awards to
Officers, non-employee Directors, advisors and employees of iDNA and each stock option is subject to vesting over a specific period of time and, in certain cases, performance criterion. No options or other awards were granted under the
2005 Plan in Fiscal 2006 or Fiscal 2005. There were 395,000 shares available for future stock awards or option grants at January 31, 2007.

1993 Equity Incentive Plan

     iDNA's 1993 Equity Incentive Plan (the "1993 Plan") provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees, advisors and non-employee members of the Board of Directors. The total number of shares available for options or awards granted under the 1993 Plan is 2,200,000 shares. No options were granted under the 1993 Plan during Fiscal 2007. During
Fiscal 2006, there were 507,509 stock options granted under the 1993 Plan, each stock option subject to vesting over a specific period of time and, in certain cases, performance criterion. There were 455,557 stock options cancelled under the 1993 Plan during Fiscal 2006 principally as a consequence of the shareholder settlement (see Note 18). Pursuant to the 1993 Plan, there were 321,400 shares available for future stock awards or option grants at January 31, 2007. No options were granted under the 1993 Plan in Fiscal 2005.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 11 - BENEFITS PLANS (CONTINUED)

     A summary of all options granted, exercised, and cancelled under the 1993
Plan and the 2005 Plan for Fiscal 2007, Fiscal 2006 and Fiscal 2005 is as
follows:

                                                                          Years Ended January 31,
                                          ---------------------------------------------------------------------------------------
                                                     2007                           2006                          2005
                                          ---------------------------   ---------------------------   ---------------------------
                                                          Weighted                      Weighted                      Weighted
                                                          Average                        Average                       Average
                                            Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
                                          ----------   --------------   ----------   --------------   ----------   --------------

Options outstanding - beginning of year    1,681,952        $0.78        1,630,000        $0.80        1,630,000       $0.80
   Granted                                 1,605,000        $0.59          507,509        $0.59               --       $  --
   Exercised                                 (56,250)       $  --               --        $  --               --       $  --
   Cancelled                                      --        $  --         (455,557)       $0.66               --       $  --
                                          ----------                    ----------                    ----------
Options outstanding - end of year          3,230,702        $0.69        1,681,952        $0.78        1,630,000       $0.80
                                          ==========        =====       ==========        =====       ==========       =====
Exercisable, at end of year                1,873,651                     1,285,000                     1,630,000
                                          ==========                    ==========                    ==========
Available for grant                          716,400                     2,321,400                       373,352
                                          ==========                    ==========                    ==========
Weighted average fair value per
   share of options granted during year   $     0.43                    $     0.50                    $       --
                                          ==========                    ==========                    ==========

     The weighted average fair value using the Black-Scholes option pricing model of the options granted during Fiscal 2007 and Fiscal 2006 was $0.43 and
$0.50 respectively.

     The fair value of the stock options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 Year Ended January 31,
                                 ----------------------
                                  2007           2006
                                  ----           ----
     Expected life (years)        5.6             7.3
     Interest rate                4.6%            4.6%
     Dividend yield                --              --
     Volatility                  129%             107%

     The risk-free interest rate is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected volatility is based on iDNA's historical experience. Expected life represents the period of time that options are expected to be outstanding and is based on iDNA's historical experience or the simplified method, as permitted by SEC Staff Accounting Bulletin No. 107 where appropriate. Expected dividend yield was not considered in the option pricing formula since iDNA does not pay dividends and has no current plans to do so in the future.

     The outstanding options expire at dates through the year 2014. A summary of stock options outstanding and exercisable as of January 31, 2007 is as follows:

                                    Options Outstanding                          Options Exercisable
                  ------------------------------------------------------   ------------------------------
   Range of                        Weighted Average     Weighted Average                 Weighted Average
   Per Share         Number     Remaining Contractual      Per Share          Number         Per Share
Exercise Prices   Outstanding         Life (years)       Exercise Price    Exercisable    Exercise Price
---------------   -----------   ---------------------   ----------------   -----------   ----------------

$0.00 to $0.51       368,750            4.91                   $0.27               --            --
$0.52 to $0.92     2,236,952            4.93                   $0.64        1,411,151         $0.64
$1.03 to $1.15       512,500            3.65                   $1.05          387,500         $1.05
$1.30                112,500            2.43                   $1.54           75,000         $1.66
                   ---------                                                ---------
Total              3,230,702                                                1,873,651
                   ==========                                               =========

2003 Restricted Stock Plan

     iDNA sponsors a 2003 Restricted Stock Plan (the "2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA.
During Fiscal 2004, there were 372,000 shares of Common Stock granted pursuant to the terms of the 2003 Plan at an estimated fair value of $0.32 per share.
Each share granted is restricted and is not registered for resale. Each award under the 2003 Plan vests at the rate of 20% per year over a five year period.
Shares granted under the 2003 Plan may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For Fiscal 2004, iDNA recorded deferred compensation expense of $119,000, in connection with the 2003
Plan grants, which was recorded as a component of shareholders' equity. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted iDNA Common Stock. For Fiscal 2007, Fiscal
2006 and Fiscal 2005, deferred compensation amortization expense was $24,000 per annum. No further grants were made under the 2003 Plan during Fiscal 2007,
Fiscal 2006 and Fiscal 2005.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 11 - BENEFITS PLANS (CONTINUED)

401(k) Savings and Profit Sharing Plan

     iDNA maintained the iDNA 401(k) Savings and Profit Sharing Plan (the "iDNA
401k"), a defined contribution benefit program under IRS Code Section 401(k), for Fiscal 2007, Fiscal 2006 and Fiscal 2005. The iDNA 401k covers substantially all active iDNA employees who are at least 21 years of age and have completed 90 days of service. The iDNA 401k allows eligible employees to contribute up to 50%
of their compensation on a pre-tax basis. The iDNA 401k provides a safe harbor matching contribution of (i) 100% of the first 3% of the employee's contribution, (ii) 50% of the next 2% of the employees' contribution for a maximum of 4% matching contribution and (iii) vesting for the iDNA matching contribution is immediate. For Fiscal 2007, Fiscal 2006 and Fiscal 2005, the charge to operations for iDNA's contribution to the iDNA 401k was $214,000,
$164,000 and $162,000, respectively.

     As a consequence of iDNA's acquisition of OTI during Fiscal 2006, iDNA maintained the Option Technologies Interactive, LLC 401(K) Profit Sharing Plan
("OTI 401k"), a defined contribution benefit program under IRS Code section
401(k), for the newly acquired employees of OTI for the period November 18,
2005, the date of acquisition, to December 31, 2005. Effective December 31,
2005, iDNA merged the OTI 401k plan into the iDNA 401k (the "2005 Plan Merger")
and all previously unvested balances for all active employees became vested at
December 31, 2005.

     Prior to the 2005 Plan Merger, the OTI 401k covered substantially all OTI employees who had completed one year of service. The OTI 401k allowed eligible employees to contribute up to 50% of their compensation on a pre-tax basis. The
OTI 401k provided for a safe harbor matching contribution of (i) 100% of the first 3% of the employee's contribution, (ii) 50% of the next 2% of the employees' contribution for a maximum of 4% matching contribution and (iii)
vesting for the OTI matching contribution is immediate. iDNA charged to operations OTI's matching contributions of $3,000 for the period November 18,
2005, the date of the acquisition, to December 31, 2005, the date of the 2005
Plan Merger.

     iDNA does not provide post-retirement or post-employment benefits to its employees.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Self-Insurance Reserves for Property Damage and Personal Injury Claims

     iDNA's wholly-owned subsidiary ARAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued
automobile rental operations (see Note 17). iDNA's management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to,
ARAC's historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA's sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.
iDNA's self-insurance liability at January 31, 2007 and 2006 was $235,000 and
$235,000, respectively.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA's former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. At January 31,
2007, iDNA had accrued $235,000 to cover all outstanding self-insurance liabilities. As additional information regarding iDNA's potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Other Litigation

     In the normal course of its business, iDNA is named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Lease Commitments

     iDNA leases office and warehouse facilities in Florida, Indiana, New York and Utah under leases expiring at various dates. iDNA's OMI subsidiary has subleased a portion of its office in New York, NY to an unaffiliated third party for the remainder of its term which expires in September 2007 at a base rate of
$60,000 to the end of the term. In addition to the lease base rents, iDNA is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31, 2007, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows (in thousands):

                            Fiscal Year   Amount
                            -----------   ------
                               2008       $  791
                               2009          514
                               2010          474
                               2011          351
                               2012          308
                            Thereafter       282
                                          ------
                                          $2,720
                                          ======

Employment Agreement with James J. McNamara

     On November 29, 2006, the Board of Directors of iDNA approved, and iDNA consummated, an employment agreement with James J. McNamara (the "Employment
Agreement"). Under the terms of the Employment Agreement, Mr. McNamara shall be employed as the Company's Chief Executive Officer for an initial term of approximately three years, until January 31, 2010 (the "Initial Term"), and shall receive an initial base salary of $590,000 per year (the "Base Salary"), which shall increase annually by $15,000 each January 31st, beginning January
31, 2008 (each year under the Employment Agreement commencing January 31st, an
"Employment Year"). Mr. McNamara is also entitled to receive an annual bonus of
$100,000 if, at the end of a particular Employment Year, iDNA's common stock, par value $0.05 per share ("Common Stock"), exceeds the previous Employment
Year's price per share by 125%. Furthermore, Mr. McNamara is also entitled to incentive compensation of up to $200,000 in the event that iDNA achieves certain performance objectives established by iDNA's Board of Directors. The incentive compensation may also be increased by the Board of Directors if the Board believes it appropriate to reward the Chief Executive Officer's performance for a given year.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In addition to cash compensation, the Employment Agreement provides Mr.
McNamara, as a signing bonus, a grant of 500,000 shares of Common Stock.
However, in the event of Mr. McNamara's resignation or termination for any reason prior to the expiration of the Initial Term, iDNA may redeem and repurchase, at the price of $0.01 per share, (i) 375,000 shares of Common Stock, if such resignation or termination precedes the passage of one Employment Year under the Employment Agreement, (ii) 250,000 shares of Common Stock, if such resignation or termination occurs after the passage of one Employment Year but prior to the completion of the second Employment Year under the Employment
Agreement, or (iii) 125,000 shares of Common Stock if such resignation or termination follows the completion of two Employment Years but precedes the completion of the third Employment Year under the Employment Agreement. As a consequence of the grant of stock as a signing bonus, iDNA charged to operations
$290,000 for compensation expense for the fair value of the stock at the time of grant

     Besides the grant of shares of Common Stock, the Employment Agreement also provides for Mr. McNamara to be granted stock options exercisable for the purchase of 500,000 shares of Common Stock at the following exercise prices: (i)
125,000 options at $0.61 per share; (ii) 125,000 options at $0.73 per share;
(iii) 125,000 options at $0.88 per share; and (iv) 125,000 options at $1.05 per share. The stock options, having a seven year term from the grant date, were granted (upon approval by iDNA's Board of Directors) pursuant to the terms of
iDNA's 2005 Equity Compensation Plan. Of the 500,000 options granted, 125,000 options have vested (and are exercisable) immediately as of the grant date, whereas 375,000 of the options are subject to vesting and become exercisable in three equal, annual installments of 125,000 options each, provided that Mr.
McNamara is employed as of November 29, 2007, 2008 and 2009, respectively. As a consequence of the grant of stock options, iDNA charged to operations $75,000 for compensation expense for the fair value of the vested portion of the stock options at the time of grant

     The Employment Agreement also provides for certain payments to Mr. McNamara in the event of a termination without cause by iDNA or a termination for good reason by Mr. McNamara, as follows: iDNA will pay to Mr. McNamara, in accordance with iDNA's normal payroll payment practices, the lesser of (i) thirty months of the Base Salary or (ii) one dollar ($1) less than the amount that would constitute an "excess parachute payment" under Section 280G of the Internal
Revenue Code. As a result of such termination, iDNA shall also continue to provide Mr. McNamara with all employee benefits in which he was participating or which he was receiving as of the effective date of termination (or, if greater, as of the end of the prior year) for thirty months following termination. At its own election, iDNA may make a lump sum payment of eighteen months of base compensation and employee benefits as full termination compensation pursuant to the terms of the Employment Agreement.

     If, upon a Change in Control (as defined in the Employment Agreement), as a result of any payment or the vesting of any options pursuant to the terms of the
Employment Agreement (or pursuant to any other plan, agreement or program)
(collectively, a "Payment"), it is determined that Mr. McNamara would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the
"Parachute Tax"), then Mr. McNamara shall be entitled to receive an additional payment or payments (a "Gross-Up Payment") in an amount such that, after payment by Mr. McNamara of all taxes (including any Parachute Tax) imposed upon the
Gross-Up Payment, Mr. McNamara will retain an amount of the Gross-Up Payment equal to the Parachute Tax imposed upon the Payment.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE  13 - SEGMENT INFORMATION

     As a consequence of iDNA's consummation of a series of acquisitions during the past three years, iDNA operations for Fiscal 2007 are now comprised of three principal reportable segments, strategic communications services, information services and entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies.

Strategic Communication Services

     The strategic communications services segment provides content development via the design, development and production of media, collateral material, logistics, support and/or broadcast services for presentations at corporate and institutional events, meetings, training seminars and symposiums. The presentations may be live at single or multi-site venues and can include video conferencing, satellite broadcasting and webcasting, or the presentations may be provided via on-demand access via internet websites, DVD or video tape.

Information Services

     The information services segment utilizes custom wireless communication technology and proprietary software to facilitate client audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. The wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administer its needs independently.

Entertainment

     As of consequence of iDNA's investment in AFC (see Note 5), iDNA operates in the movie exhibition and entertainment industry.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 13 - SEGMENT INFORMATION (CONTINUED)

     We evaluate the performance of our segments and allocate resources based on revenues and operating income. The table below presents the information about our reportable segments for our continuing operations used by our chief operating decision-makers for Fiscal 2007, Fiscal 2006 and Fiscal 2005. Prior fiscal periods have been conformed to the current presentation.

                                               Strategic                     Undistributed
                              Information   Communications                     Corporate     Intersegment
                                Services       Services      Entertainment      Expenses      Elimination    Total
                              -----------   --------------   -------------   -------------   ------------   -------

YEAR ENDED JANUARY 31, 2007
   Revenues                     $ 9,478        $ 6,083          $   --          $    --        $(117)      $15,444
   Operating income (loss)         (482)        (6,807)            590             (902)          --        (7,601)
   Identifiable assets           10,285          3,495           7,224            1,074           --        22,078
   Depreciation and
      amortization expense          871            719              --               62           --         1,652
   Impairment charge                 --          4,482              --                            --         4,482
   Capital expenditures             357            144              --               78           --           579
YEAR ENDED JANUARY 31, 2006
   Revenues                     $ 5,958        $ 8,322          $   --          $    --        $(190)      $14,090
   Operating income (loss)          (54)          (465)            738              226           --           445
   Identifiable assets           10,819          9,047           7,836            1,145           --        28,847
   Depreciation and
      amortization expense          587            757              --               67           --         1,411
   Capital expenditures             222             57              --                6           --           285
YEAR ENDED JANUARY 31, 2005
   Revenues                     $ 4,522        $ 6,990          $   --          $    --        $(169)      $11,343
   Operating income (loss)          451         (1,354)            320           (2,551)          --        (3,134)
   Identifiable assets            7,561         10,355           7,955            2,218           --        28,089
   Depreciation and
      amortization expense          509            748              --               73           --         1,330
   Capital expenditures             112             75              --               59           --           246

NOTE 14 - SIGNIFICANT CLIENTS

     Revenues for Fiscal 2007, Fiscal 2006 and Fiscal 2005 were $15.4 million,
$14.1 million and $11.3 million, respectively. Pfizer, Inc. accounted for 17% of revenues for Fiscal 2007. Pfizer Inc. and BearingPoint, Inc. accounted for 21%
and 13%, respectively of revenues for Fiscal 2006. Pfizer Inc. and R&D Strategic
Solutions, Inc. accounted for 36% and 13%, respectively, of revenues for Fiscal
2005.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 14 - SIGNIFICANT CLIENTS (CONTINUED)

     iDNA is subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate value of large meeting or event schedules with its clients. These concentrations of client meetings or events may impact our overall exposure to credit risk, either positively or negatively, in that our clients may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to iDNA. At January 31, 2007, two clients comprised approximately 19.0% and 14.9%, respectively, of iDNA's accounts receivable. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for iDNA's credit loss exposure.
At January 31, 2007 and 2006, the allowance for doubtful accounts was $82,000 and $105,000, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table presents unaudited quarterly financial information for
Fiscal 2007 and Fiscal 2006 (in thousands, except per share amounts):

                                                                       Quarter
                                                        ------------------------------------
                                                         First     Second    Third    Fourth
                                                        -------   -------   ------   -------

FISCAL 2007
Total service revenue                                   $ 3,432   $ 3,538   $4,758   $ 3,716
Gross profit                                              1,098     1,497    2,204     1,498

Income (loss) from continuing operations                $(1,154)  $(5,137)  $ (280)  $(1,020)
Discontinued operations, net of tax                           1         1        1         8
                                                        -------   -------   ------   -------
Net income (loss)                                       $(1,153)  $(5,136)  $ (279)  $(1,012)
                                                        =======   =======   ======   =======
Basic and diluted income (loss) earnings per share(1)
   Continuing operations                                $  (.13)  $  (.56)  $ (.03)  $  (.11)
   Discontinued operations                                   --        --       --        --
                                                        -------   -------   ------   -------
   Net income (loss) per share                          $  (.13)  $  (.56)  $ (.03)  $  (.11)
                                                        =======   =======   ======   =======
FISCAL 2006
Total service revenue                                   $ 2,864   $ 1,632   $4,503   $ 5,091
Gross profit                                              1,367       364    2,113     2,084

Income (loss) from continuing operations                $  (374)  $    79   $   97   $  (317)
Discontinued operations, net of tax                           2        14       --        (2)
                                                        -------   -------   ------   -------
Net income (loss)                                       $  (372)  $    93   $   97   $  (319)
                                                        =======   =======   ======   =======
Basic and diluted income (loss) earnings per share(1)
   Continuing operations                                $  (.04)  $   .01   $  .01   $  (.03)
   Discontinued operations                                   --        --       --        --
                                                        -------   -------   ------   -------
   Net income (loss) per share                          $  (.04)  $   .01   $  .01   $  (.03)
                                                        =======   =======   ======   =======

(1)  The sum of the quarters do not equal year to date.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 16 - RELATED PARTY TRANSACTIONS

     Pursuant to the terms of the OTI Membership Purchase Agreement dated
November 18, 2005, iDNA was obligated to repay the former OTI Members for certain loans and advances made by the former OTI Members prior to the OTI acquisition by iDNA. iDNA repaid in full the OTI Members loans and advances in periodic installments, as required, during Fiscal 2007.

     The Campus Group leases its corporate headquarters in Tuckahoe, New York and its Bohemia, New York warehouse and distribution center from a former The
Campus Group shareholder. The leases expire in April 2010. The annual lease commitment during the term is $175,000 per annum. iDNA charged to operations rent expense of $175,000, $175,000 and $175,000 for Fiscal 2007, Fiscal 2006 and
Fiscal 2005, respectively.

NOTE 17 - DISCONTINUED OPERATIONS

Auto Rental and Finance Operations

     iDNA, under the names Agency Rent-A-Car, Inc. ("ARAC"), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. During Fiscal
1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

     Prior to Fiscal 2002, iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc.
("NAC"), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interested in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001.

     The results of both the auto rental and finance operations are included in the results of discontinued operations. For the years ended January 31, 2007,
2006 and 2005, the results of the discontinued operations principally represent the effects of the residual collection of previously charged off loans, and the settlement of, and changes in iDNA's, provisions for income taxes and reserves for claims against ARAC related to the self-insured claims (see Note 12).

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 17 - DISCONTINUED OPERATIONS (CONTINUED)

     Summarized results of discontinued operations are as follows (in thousands):

                                             Discontinued Operations
                                             -----------------------
                                                2007   2006   2005
                                                ----   ----   ----
Revenue                                          $ 4    $20    $13

General and administrative expenses               --      1     13
                                                 ---    ---    ---
                                                  --      1     13
                                                 ---    ---    ---
Income (loss) before income taxes                  4     19     --
Provision (benefit) for income taxes              (7)     5     --
                                                 ---    ---    ---
Income (loss) from discontinued operations       $11    $14    $--
                                                 ===    ===    ===

NOTE 18 - SHAREHOLDER COMPLAINT SETTLEMENT

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
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 18 - SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

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

     The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the "New York
Settlement Stipulation"). Under the terms of the New York Settlement
Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held
iDNA's Common Stock from December 14, 2000 through December 24, 2002
(hereinafter, the "Eligible Shareholders") up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of iDNA's Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. The New York Settlement Stipulation created for the benefit of iDNA a settlement fund in the amount of $2.5 million to be funded by an insurance policy (the "Settlement Fund"). The New York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York
Action to be paid from the proceeds from the Settlement Fund.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 18 - SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

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

     The Selling Stockholders executed and delivered to iDNA and iDNA filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final
Order and Judgment in which it approved the Stipulation of Dismissal of
Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First
Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and
Judgment Dismissing Action with Prejudice with respect to the Delaware Action.
As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, was deemed final in
June 2005 and iDNA received net proceeds of $2.0 million from iDNA's insurer from the Settlement Fund for the New York Action.

     Pursuant to the Agreement, iDNA agreed (subject to certain terms and conditions set forth in the Agreement) to purchase from the Selling Stockholders their 1,562,500 shares of iDNA Common Stock at a price of $0.6732 per share (or a total purchase price of $1,051,875) and to contribute $100,000 to cover a portion of the legal fees incurred by the Selling Stockholders. Effective June
30, 2005, iDNA purchased 1,562,500 shares of iDNA Common Stock from the Selling
Stockholders.

                           iDNA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 2007, 2006 AND 2005

NOTE 18 - SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

     As a consequence of the confirmation of the New York Settlement
Stipulation, the Dismissing Action with Prejudice of the Delaware Action and the subsequent purchase by iDNA of Common Stock from the Selling Stockholders, for
Fiscal 2006, iDNA recorded (i) a charge to operations of $100,000 for legal fees of the Selling Stockholders, (ii) a charge to operations of $208,000 for the excess cost over the market value of the iDNA Common Stock acquired as of the date of the Agreement, April 22, 2005, (iii) a charge to other income of $25,000 for the expense of the fair value of the warrants to be issued to Eligible
Shareholders and (iv) realized other income of $2.0 million for the net proceeds received by iDNA from the Settlement Fund. The Eligible Shareholders had until
December 2005 to submit their claim for one warrant for each 8.23 shares of
Common Stock owned during the eligibility period, with each warrant having a five year term and being exercisable for shares of Common Stock at a price of
$1.55 per share. Based upon the final submission of claims by Eligible
Shareholders, in April 2006 iDNA issued 100,282 warrants to the Eligible
Shareholders.

     As acknowledged by the Selling Stockholders in the Agreement, iDNA was
willing to enter into the Agreement, settle the New York Action and the Delaware
Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA's entry into the
Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrongdoing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA's Board of Directors.

                       FINANCIAL STATEMENTS AND REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           ANGELIKA FILM CENTERS, LLC

                   At December 28, 2006 and December 29, 2005

                                       and

          For the Years Ended December 28, 2006, December 29, 2005 and
                                December 30, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ANGELIKA FILM CENTERS, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a
Delaware limited liability company) as of December 28, 2006 and December 29,
2005, and the related statements of income, members' equity and cash flows for the years ended December 28, 2006, December 29, 2005 and December 30, 2004.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 28, 2006 and December 29, 2005, and the results of its operations and its cash flows for the years ended December 28, 2006, December 29, 2005 and
December 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton
----------------------------------
Cleveland, Ohio
May 1, 2007

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                                 BALANCE SHEETS
                          (dollar amounts in thousands)

                     December 28, 2006 and December 29, 2005

                                                  DECEMBER 28,   DECEMBER 29,
                                                      2006           2005
                                                  ------------   ------------
                    ASSETS
Current Assets
   Cash                                              $  257         $  889
   Trade and other receivables                          120            224
   Concession inventories (Note A)                       13              9
   Prepaid expenses and other current assets              8             13
   Due from affiliates (Note E)                         825             --
                                                     ------         ------
      Total current assets                            1,223          1,135
Property, Equipment and Leasehold Improvements,
   net (Note B)                                         833          1,029
Intangible With Definitive Life (Note A)              5,707          6,299
Deposits                                                 80             89
                                                     ------         ------
         TOTAL ASSETS                                $7,843         $8,552
                                                     ======         ======
        LIABILITIES AND MEMBERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities          $  338         $  555
   Due to affiliates (Note E)                            --            240
   Deferred income and other obligations                142             82
                                                     ------         ------
      Total current liabilities                         480            877
Accrued Rental Obligations (Note C)                   2,083          1,949
                                                     ------         ------
      Total liabilities                               2,563          2,826
Commitments and Contingencies (Note D)                   --             --

Members' Equity (Note A)                              5,280          5,726
                                                     ------         ------
         TOTAL LIABILITIES AND MEMBERS' EQUITY       $7,843         $8,552
                                                     ======         ======

         The accompanying notes to financial statements are an integral part of these statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                              STATEMENTS OF INCOME
                          (dollar amounts in thousands)

          For the years ended December 28, 2006, December 29, 2005 and
                               December 30, 2004

                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                  2006           2005           2004
                                              ------------   ------------   ------------

Revenue
   Theatre income                                $5,015         $5,222         $4,092
   Theatre concessions                              677            666            508
   Cafe concession sales                            418            412            329
   Rental and other income                          218            187            164
                                                 ------         ------         ------
      Total operating income                      6,328          6,487          5,093

Operating costs and expenses
   Film rental                                    1,570          1,488            941
   Operating costs                                2,467          2,492          2,505
   General and administrative expenses              231            209            135
   Depreciation and amortization                    775            752            787
                                                 ------         ------         ------
      Total operating costs and expenses          5,043          4,941          4,368
                                                 ------         ------         ------
         Income from operations                   1,285          1,546            725
State and local income tax expense (Note A)          67             59             36
                                                 ------         ------         ------
         NET INCOME                              $1,218         $1,487         $  689
                                                 ======         ======         ======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          STATEMENTS OF MEMBERS' EQUITY
                          (dollar amounts in thousands)

 For the years ended December 28, 2006, December 29, 2005 and December 30, 2004

                               NATIONAL      READING
                               CINEMAS,   INTERNATIONAL
                                 INC.          INC.        TOTAL
                               --------   -------------   -------
BALANCE AT DECEMBER 25, 2003    $ 3,789      $ 3,790      $ 7,579
   Distribution to members       (1,137)        (611)      (1,748)
   Net income                       344          345          689
                                -------      -------      -------
BALANCE AT DECEMBER 30, 2004      2,996        3,524        6,520
   Distribution to members         (878)      (1,403)      (2,281)
   Net income                       743          744        1,487
                                -------      -------      -------
BALANCE AT DECEMBER 29, 2005      2,861        2,865        5,726
   Distribution to members       (1,209)        (455)      (1,664)
   Net income                       609          609        1,218
                                -------      -------      -------
BALANCE AT DECEMBER 28, 2006    $ 2,261      $ 3,019      $ 5,280
                                =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                            STATEMENTS OF CASH FLOWS
                          (dollar amounts in thousands)

 For the years ended December 28, 2006, December 29, 2005 and December 30, 2004

                                                                   DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                                       2006           2005           2004
                                                                   ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 1,218        $ 1,487       $   689
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       775            752           788
      Deferred rental expense                                             134            170           169
      Changes in assets and liabilities associated with
         operating activities:
         Trade and other receivables                                      104           (163)          (45)
         Due to (from) affiliates                                      (1,065)           199           326
         Concession inventories                                            (4)            (2)           --
         Prepaid expenses and other current assets                          5              4            (4)
         Accounts payable and accrued liabilities                        (217)           115           (23)
         Deferred income and other obligations                             60            (20)           30
         Security deposit                                                   9             --            --
                                                                      -------        -------       -------
            Net cash provided by operating activities                   1,019          2,542         1,930
                                                                      -------        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, equipment and
      leasehold improvements                                               13            (42)           --
                                                                      -------        -------       -------
            Net cash provided by (used in) investing activities            13            (42)           --
                                                                      -------        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to members                                             (1,664)        (2,281)       (1,748)
                                                                      -------        -------       -------
            NET INCREASE (DECREASE) IN CASH                              (632)           219           182
Cash at beginning of year                                                 889            670           488
                                                                      -------        -------       -------
Cash at end of period                                                 $   257        $   889       $   670
                                                                      =======        =======       =======
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for income taxes                         $    67        $    59       $    36
                                                                      =======        =======       =======

   The accompanying notes are an integral part of these financial statements.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                          NOTES TO FINANCIAL STATEMENTS

     Years Ended December 28, 2006, December 29, 2005 and December 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

     Angelika Film Centers LLC ("AFC") is a Delaware limited liability company, whose membership interests at December 28, 2006 are held 50% by Reading
     International, Inc. ("RDI") and 50% by National Cinemas, Inc. ("NCI"), a
     wholly-owned subsidiary of IDNA, Inc.

     AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and cafe complex in the Soho District of Manhattan in New
     York City.

     FISCAL YEAR

     AFC's fiscal year ends on the last Thursday of December. The twelve months ended December 28, 2006, December 29, 2005 and December 30, 2004 contained
     52, 52 and 53 weeks, respectively. Unless stated otherwise, references herein are to AFC's fiscal years.

     CASH AND CASH EQUIVALENTS

     AFC considers all highly liquid investments and money market accounts with original maturities of three months or less to be cash equivalents.

     CONCESSION INVENTORIES

     Inventories are comprised of concession goods and are stated at lower of cost (first-in, first-out method) or market.

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost.
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 7 to 12 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related improvements.

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

     Years Ended December 28, 2006, December 29, 2005 and December 30, 2004

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
     AFC is amortizing the intangible on a straight-line basis over a twenty-year period, which represents the term of the long-term lease on the
     Angelika Film Center complex. Accumulated amortization of the intangible is
     $6,101,000 and $5,511,000 at December 28, 2006 and December 29, 2005,
     respectively. The amortization expense is $590,000 for each of the next five years.

     ADVERTISING EXPENSE

     Advertising costs are expensed as incurred. Gross advertising expenses were approximately $289,000, $296,000 and $290,000 for the years ended December
     28, 2006, December 29, 2005 and December 30, 2004, respectively.
     Reimbursements received for cooperative advertising are netted against advertising expenses amounted to $260,000, $296,000 and $233,000 for the years ended December 28, 2006, December 29, 2005 and December 30, 2004,
     respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     AFC has various financial instruments including cash, trade and other receivables and accounts payable and accrued liabilities. These instruments are short-term in nature and AFC has determined that their carrying values approximate estimated fair values.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Years Ended December 28, 2006, December 29, 2005 and December 30, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     IMPAIRMENT OF LONG-LIVED ASSETS

     AFC reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If there were such indicators of impairment, AFC would determine whether the estimated undiscounted sum of the future cash flows to be derived from such assets is less than their carrying amounts. If less, an impairment loss would be recognized based on the excess of the carrying amounts of such assets over their respective fair values. AFC would determine the fair values by using quoted market prices, if available, for such assets; or if quoted market prices are not available,
     AFC would discount the expected estimated future cash flows. No impairment was recorded during the 12 months ended December 28, 2006 and December 29,
     2005.

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

NOTE B - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 28, 2006 and December 29, 2005, a summary of property, equipment and leasehold improvements is as follows (in thousands):

                                         DECEMBER 29,   DECEMBER 29,
                                             2005           2005
                                         ------------   ------------
     Leasehold improvements                 $1,353         $1,339
     Furniture, fixtures and equipment         905            932
                                            ------         ------
                                             2,258          2,271
     Less accumulated depreciation           1,425          1,242
                                            ------         ------
        PROPERTY, EQUIPMENT AND
           LEASEHOLD IMPROVEMENTS, NET      $  833         $1,029
                                            ======         ======

NOTE C - LEASE COMMITMENTS

     AFC leases a theater under a non-cancelable operating lease which matures in August 2026. Rental expense was $827,000, including deferred rent expense of $134,000 for the year ended December 28, 2006 and $827,000, including amortization of deferred rent expense of $170,000 and $169,000, for the years ended December 29, 2005 and December 30, 2004, respectively.

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Years Ended December 28, 2006, December 29, 2005 and December 30, 2004

NOTE C - LEASE COMMITMENTS - CONTINUED

     At December 28, 2006, future minimum rental commitments for the next five years were as follows (in thousands):

                  2007              $   741
                  2008                  741
                  2009                  741
                  2010                  741
                  2011                  795
               Thereafter            14,527
                                    -------
     TOTAL MINIMUM LEASE PAYMENTS   $18,286
                                    =======

     AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Deferred rental obligations of $2,083,000 and $1,949,000 representing the excess of expense recognized to date over the lease payments are reflected in the accompanying balance sheets as of
     December 28, 2006 and December 29, 2005, respectively.

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

                           ANGELIKA FILM CENTERS, LLC
                          (A Limited Liability Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Years Ended December 28, 2006, December 29, 2005 and December 30, 2004

NOTE E - RELATED PARTY TRANSACTIONS

     Citadel Cinemas, Inc. ("Citadel"), an affiliate of RDI, operates and manages the Angelika Film Centers pursuant to a management agreement (the
     "Agreement") entered into with the AFC in August 1996. This Agreement was assigned to Citadel from another affiliate of RDI effective June 1, 2000.

     Citadel is to be paid an annual base management fee of $152,000 as adjusted by Consumer Price Index ("CPI") adjustments plus a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). The management fee amounted to the base fee of $152,000 for the year ended
     December 28, 2006, $208,000 for December 29, 2005 and $125,000 for December
     30, 2004. During 2005, a $56,000 adjustment to the base management fee was made to catch up for CPI increases that relate to prior periods.

     AFC's leasehold interest in the theater is guaranteed by both the Reading
     Company, an affiliate of RDI, and Reading Entertainment, Inc., an affiliate of RDI, through the day prior to the 15th anniversary of the lease commencement.

     At December 28, 2006 and December 29, 2005, AFC had a net aggregate receivable (payable) balance of $825,000 and $(240,000) to Citadel. This amount is comprised of monies collected by affiliated entities of Citadel for gift certificates and credit card purchases offset by amounts paid by
     Citadel on behalf of AFC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

     There have been no changes in accountants due to disagreements on accounting principals or practices, financial statement disclosure or auditing scope or procedure and no "reportable events" (as defined in Regulation S-K Item
304(a)(1)(v)during the 24 months prior to January 31, 2007.

ITEM 9A. CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Annual Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the "Certifying
Officers"), an evaluation of the effectiveness of our "disclosure controls and procedures" (as the term is defined under the Rules 13a-15(e) and 15d-15(e)
promulgated under the Exchange Act). Based on this evaluation, the Certifying
Officers have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

     Further, based on an evaluation carried out under the supervision and with the participation of our management, including our Certifying Officers, there were no changes in our internal controls over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The executive officers and directors of iDNA, as of May 11, 2007 are as follows:

         Name            Age                        Position
----------------------   ---   ------------------------------------------------
James J. McNamara         58   Chairman of the Board and
                               Chief Executive Officer
Robert V. Cuddihy, Jr.    47   Chief Financial Officer, Secretary and Treasurer
James M. Augur            71   Director
John A. Gleason           58   Director
Donald Shek               57   Director
Henry Y. L. Toh           49   Director

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

     HENRY Y. L. TOH has been a Director of iDNA since December 1998. Mr. Toh is also a Director of three other public companies, (i) C2 Global Technologies,
Inc.,(an Internet telephone company), since 1992, (ii) Isolagen, Inc. (a biotechnology company) since January 2004 and (iii) Teletouch Communications,
Inc. (a retail provider of Internet, cellular and paging services provider)
since December 2001. From September 2004 until August 2005, Mr Toh served as a director of Vaso Active Pharmaceuticals, Inc. Mr. Toh has been the principal officer of Four M. International, Inc. (a private investment entity) and as a director and Chief Executive Officer of Amerique Investments since 1992. Mr. Toh was also a Director of Bigmar, Inc, a pharmaceutical company, from April 2002 to
February 2004. Mr. Toh began his career with KPMG Peat Marwick from 1980 to
1992, where he specialized in international taxation and mergers and acquisitions.

Audit Committee

     The duties and responsibilities of the Audit Committee are to oversee the selection and retention of iDNA's independent public accountants, to review the scope and cost of the audit, to review the performance and procedures of the independent auditors, to review the final report of the independent auditors, to be available for consultation with the independent auditors, to review with
iDNA's Chief Financial Officer and independent auditors corporate accounting practices and policies and financial controls and to perform all other duties as the Board of Directors may from time to time designate. The Audit Committee of
iDNA is comprised of three independent members of the iDNA Board of Directors,
Mr. Gleason, Mr. Shek and Mr. Toh. Mr. Shek and Mr. Toh each qualify as an
"audit committee financial expert" within the meaning of Rule 407(d)(5)(ii) of
Regulation S-K.

Code of Ethics

     The Board of Directors of iDNA maintains a written Code of Business
Conduct, Ethics and Corporate Governance (the "Code of Ethics") that applies to each of iDNA's Board members, executive officers and employees. The Code of
Ethics addresses individual and peer responsibilities, as well as responsibilities to the employees, business partners, shareholders, the public and other stakeholders in iDNA, and covers various subject matters, including
(i) prohibitions on conflicts of interest (including the protection of corporate opportunities, (ii) protections for the Company's confidential and proprietary information and that of its business partners, (iii) fair treatment for iDNA's employees and business partners, (iv) protection and proper use of iDNA's assets, (v) compliance with laws, rules and regulations (including insider trading laws) and (vi) encouragement of the reporting of any unlawful or unethical behavior. A copy of the Code of Ethics will be provided free of charge, upon written request to the following address: iDNA, Inc. 415 Madison
Avenue, 7th Floor, New York, NY 10017, Attention: Robert V. Cuddihy, Jr.

     In conjunction with the adoption of the Code of Ethics, the Board also maintains a written Policy Statement Regarding Securities Trades by Company
Personnel (the "Insider Trading Policy"). The Insider Trading Policy governs the use by officers, directors and employees of iDNA (or any related persons) of material non-public information related to iDNA or any of its subsidiaries, prohibiting (i) the purchase or sale of the iDNA's securities via the use of such information, (ii) engaging in any other action to take advantage of such information and (iii) the communication of such material non-public information to other persons not having a need to know the information for legitimate,
iDNA-related reasons.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires all of iDNA's officers and directors, and persons who own more than ten percent of a registered class of iDNA equity securities, to file reports of ownership and changes in ownership of equity securities of iDNA with the SEC and any applicable stock exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish iDNA with copies of all
Section 16(a) reports that they file. Based solely upon a review of Forms 3, 4, and 5 furnished to iDNA pursuant to the Exchange Act during Fiscal 2007, iDNA believes that none of its officers, directors and greater than 10% beneficial owners failed to file such reports on a timely basis during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

     The purpose of this Compensation Discussion and Analysis is to describe and analyze the material elements of compensation provided to our named executive officers for Fiscal 2007. This analysis focuses on the compensation paid to our
"named executives", which is a defined term generally encompassing all persons that served as our principal executive officer or principal financial officer at any time during the year, as well as certain other highly paid executive officers serving in such positions at the end of the fiscal year. During Fiscal
2007, iDNA's named executive officers consisted of (i) James McNamara, Chairman of the Board and Chief Executive Officer and (ii) Robert V. Cuddihy, Jr., Chief
Financial Officer, Secretary and Treasurer.

Overview of Compensation and Process

     iDNA's executive compensation program is designed to attract, retain, motivate and reward executives with the skills and dedication necessary to provide the leadership, strategic direction and vision to anticipate and respond to current and future market opportunities or trends. The executive compensation program design considers (i) issues pertaining to policies for allocating long-term incentive and currently paid out compensation, (ii) the manner in which compensation is allocated between cash and non-cash compensation, (iii) an executive officer's current and future roles, responsibilities and expectations, and (iv) an executive officer's performance individually and as a part of the management team.

     The compensation components for iDNA's executives include (i) salary, (ii)
merit based performance bonuses, (iii) long term equity compensation through stock awards via Common Stock grants and/or stock options, (iv) employee fringe benefits including health, life and disability insurance and participation in the iDNA 401(k) savings and profit sharing plan, and (v) perquisites. iDNA's compensation program is designed to strengthen the relationship between compensation, both cash and equity-based, and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate, business unit and individual performance goals. iDNA's compensation program is characterized by a balance between at-risk incentive cash and equity-based compensation, on one hand, and an executive's base compensation. iDNA's compensation program is designed to be competitive with corresponding programs of other corporate communications, advertising, technology and entertainment businesses while also providing consideration to each executive's unique skills and contributions to the long term strategic goals of iDNA.

     Each fiscal year, the Compensation and Stock Option Committee of iDNA's
Board of Directors (the "Compensation Committee") meets, together with our executive management to in order to (i) discuss corporate and individual performance objectives for the previous year, (ii) review the performance against the objectives as well as the specific management responsibilities,
(iii) establish current year corporate and individual performance objectives, and (iv) review management strategies to achieve such objectives. Through this process, the compensation elements for executives are aligned with the long term interests of our shareholders and thereby maximize shareholder value. Base compensation for each executive is established either via a mutually agreed upon employment contract between iDNA and the executive or at a scheduled meeting of our Compensation Committee. All executive employment agreements are negotiated, reduced to writing, reviewed and approved by the Compensation Committee and confirmed by iDNA's Board of Directors prior to execution by iDNA.

Total Overall Compensation

     To assist iDNA in establishing targeted overall compensation for our named executive officers (i.e. the aggregate level of compensation to be paid if stated performance goals are fully met), the Compensation Committee periodically engages an independent compensation consultant. During Fiscal 2007, the
Compensation Committee engaged an independent compensation consultant, Michael
Preston (the "Consultant"), to assist iDNA in structuring a new employment agreement with its Chief Executive Officer, James McNamara. At the request of the Compensation Committee, the Consultant conducted a study of the compensation programs at various public companies in the corporate communications, advertising, technology or entertainment businesses. The selected companies had similar attributes as iDNA with respect to (i) market capitalization, (ii)
annual revenues, (iii) number of employees, (iv) stock price and (v) types of executive management recruited by such companies. In addition, the Compensation
Committee discussed with the Consultant (i) iDNA's current and historical operations, (ii) its wind down and exit process from the now discontinued
sub-prime auto finance and rental business, (iii) its entrance into the strategic communications, information services and entertainment segments, and
(iv) iDNA's vision and strategic plans for the future.

     The results of the Consultant's study provided the Compensation Committee with a starting point to create a comprehensive compensation program for iDNA's
Chief Executive Officer that balances the strategic vision mutually shared by all parties, while also providing due consideration to the significant contributions made by Mr. McNamara during his tenure with iDNA and the future expectations of our Board of Directors and our Compensation Committee. As a
consequence of (i) the Compensation Committee's efforts and due diligence, (ii)
the study and recommendations provided by the Consultant, (iii) the Compensation
Committee's consultation with iDNA's independent general counsel, (iv) various
Compensation Committee meetings and discussions and (v) direct negotiations held over a six month period of time with Mr. McNamara, the Compensation Committee developed a comprehensive compensation program for Mr. McNamara which is consistent with our compensation philosophy of balancing current base compensation with at-risk incentive cash and equity-based compensation

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

     On November 29, 2006, iDNA's Board of Directors approved, and iDNA consummated, an employment agreement with Mr. McNamara (the "Employment
Agreement"). Under the terms of the Employment Agreement, Mr. McNamara shall be employed as the Company's Chief Executive Officer for an initial term of approximately three years, until January 31, 2010 (the "Initial Term"), with an initial base salary of $590,000 per year (the "Base Salary"), which shall increase annually by $15,000 each January 31st, beginning January 31, 2008 (each year under the Employment Agreement commencing January 31st, an "Employment
Year"). Mr. McNamara is also entitled to receive an annual bonus of $100,000 if, at the end of a particular Employment Year, iDNA's Common Stock, exceeds the previous Employment Year's price per share by 125%. Furthermore, Mr. McNamara is also entitled to incentive compensation of up to $200,000 in the event that iDNA achieves certain performance objectives established by iDNA's Board of
Directors. The incentive compensation may also be increased by the Board of
Directors if the Board believes it appropriate to reward the Chief Executive
Officer's performance for a given year.

     In addition to cash compensation, the Employment Agreement provides Mr.
McNamara, as a signing bonus, a grant of 500,000 shares of Common Stock.
However, in the event of Mr. McNamara's resignation or termination for any reason prior to the expiration of the Initial Term, iDNA may redeem and repurchase, at the price of $0.01 per share, (i) 375,000 shares of Common Stock, if such resignation or termination precedes the passage of one Employment Year under the Employment Agreement, (ii) 250,000 shares of Common Stock, if such resignation or termination occurs after the passage of one Employment Year but prior to the completion of the second Employment Year under the Employment
Agreement, or (iii) 125,000 shares of Common Stock if such resignation or termination follows the completion of two Employment Years but precedes the completion of the third Employment Year under the Employment Agreement. As a consequence of the grant of stock as a signing bonus, iDNA charged to operations
$290,000 in compensation expense for the fair value of the stock at the time of grant

     Besides the grant of shares of Common Stock, the Employment Agreement also provides for Mr. McNamara to be granted stock options exercisable for the purchase of 500,000 shares of Common Stock at the following exercise prices: (i)
125,000 options at $0.61 per share; (ii) 125,000 options at $0.73 per share;
(iii) 125,000 options at $0.88 per share; and (iv) 125,000 options at $1.05 per share. The stock options, having a seven year term from the grant date, were granted (upon approval by iDNA's Board of Directors) pursuant to the terms of
iDNA's 2005 Equity Compensation Plan. Of the 500,000 options granted, 125,000 options have vested (and are exercisable) immediately as of the grant date, whereas 375,000 of the options are subject to vesting and become exercisable in three equal, annual installments of 125,000 options each, provided that Mr.
McNamara is employed as of November 29, 2007, 2008 and 2009, respectively. As a consequence of the grant of stock options, iDNA charged to operations $75,000 for compensation expense for the fair value of the vested portion of the stock options at the time of grant

     The Employment Agreement also provides for certain payments to Mr. McNamara in the event of a termination without cause by iDNA or a termination for good reason by Mr. McNamara, as follows: iDNA will pay to Mr. McNamara, in accordance with iDNA's normal payroll payment practices, the lesser of (i) thirty months of the Base Salary or (ii) one dollar ($1) less than the amount that would constitute an "excess parachute payment" under Section 280G of the Internal
Revenue Code. As a result of such termination, iDNA shall also continue to provide Mr. McNamara with all employee benefits in which he was participating or which he was receiving as of the effective date of termination (or, if greater, as of the end of the prior year) for thirty months following termination. At its own election, iDNA may make a lump sum payment of eighteen months of base compensation and employee benefits as full termination compensation pursuant to the terms of the Employment Agreement.

     If, upon a Change in Control (as defined in the Employment Agreement), as a result of any payment or the vesting of any options pursuant to the terms of the
Employment Agreement (or pursuant to any other plan, agreement or program)
(collectively, a "Payment"), it is determined that Mr. McNamara would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the
"Parachute Tax"), then Mr. McNamara shall be entitled to receive an additional payment or payments (a "Gross-Up Payment") in an amount such that, after payment by Mr. McNamara of all taxes (including any Parachute Tax) imposed upon the
Gross-Up Payment, Mr. McNamara will retain an amount of the Gross-Up Payment equal to the Parachute Tax imposed upon the Payment.

     In addition to Mr. McNamara's Employment Agreement, iDNA maintains an employment agreement with Mr. Cuddihy, our Chief Financial Officer, Secretary and Treasurer. Under the terms of the agreement, Mr. Cuddihy is employed as
Chief Financial Officer and Treasurer (he was subsequently appointed as our
Secretary as well) at a base salary of $240,000 per year and a minimum annual bonus of $25,000 per year. Mr. Cuddihy is also entitled to iDNA employee benefits including health insurance, 401-K plan and related programs. The initial three year term of the agreement expired in December 31, 2004 however, the agreement has been renewed on a month-to-month basis unless 90 days prior written notice of termination is provided by either party. In the event that the agreement is terminated by iDNA without cause, Mr. Cuddihy shall receive one year's worth of compensation in the form of severance compensation. During
Fiscal 2007, in consideration for Mr. Cuddihy's achievements iDNA's Board of
Directors granted Mr. Cuddihy options to acquire 150,000 shares of Common Stock.
The stock options granted Mr. Cuddihy are subject to vesting over three years.
As a consequence of the grant of stock options, iDNA charged to operations
$17,000 for compensation expense for the fair value of the vested portion of the stock options at the time of grant

     In keeping with our executive compensation program and philosophy for incentivizing the performance of our named executive officers, we have also established the equity compensation plans described below.

2005 Equity Compensation Plan

     iDNA's 2005 Equity Compensation Plan ("2005 Plan") was created in Fiscal
2006 and approved by iDNA's shareholders on January 31, 2006. The 2005 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards (all of which are sometimes collectively referred to as "Grants") to key employees, certain consultants and advisors who perform services for iDNA and non-employee members of the Board of Directors of iDNA. Grants may be awarded singlely, in combination or in tandem. In addition, Grants may be made in combination or in tandem with, in replacement of, or as the payment for grants or rights under any other compensation plan of the iDNA, including the 2005 Plan or the plan of any acquired entity. The total number of shares available for options or awards under the 2005 Plan is 2,000,000 shares. During Fiscal 2007, iDNA granted
1,605,000 stock options and awards to Officers, non-employee Directors, advisors and employees of iDNA and each stock option is subject to vesting over a specific period of time and, in certain cases, performance criterion. No options or other awards were granted under the 2005 Plan in Fiscal 2006 or Fiscal 2005.
There were 395,000 shares available for future stock awards or option grants at
January 31, 2007

1993 Equity Incentive Plan

     iDNA's 1993 Equity Incentive Plan (the "1993 Plan") provides for the grant of incentive options, non-qualified options, stock appreciation rights, restricted stock appreciation rights, restricted stock and Common Stock (all of which are sometimes collectively referred to as "Awards") to the executive officers listed in the Summary Compensation Table below as well as to other employees of iDNA and its subsidiaries, any former employee of iDNA eligible to receive an assumed or replacement award or award settlement, and non employee members of iDNA's Board of Directors. Awards may be granted singlely, in combination or in tandem. In addition, Awards may be made in combination or in tandem with, in replacement of, or as the payment for grants or rights under any other compensation plan of the iDNA, including the 1993 Plan or the plan of any acquired entity.

     The total number of shares available for options or awards under the 1993
Plan is 2,200,000 shares. No options were granted under the 1993 Plan during
Fiscal 2007. During Fiscal 2006, there were 507,509 stock options granted under the 1993 Plan, each stock option subject to vesting over a specific period of time and, in certain cases, performance criterion. There were 455,557 stock options cancelled under the 1993 Plan during Fiscal 2006 principally as a consequence of the terms of the New York Settlement Stipulation. Pursuant to the
1993 Plan, there were 321,400 shares available for future stock awards or option grants at January 31, 2006. No options were granted under the 1993 Plan in
Fiscal 2005.

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

2003 Restricted Stock Plan

     iDNA sponsored a 2003 Restricted Stock Plan (the "2003 Plan") that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA.
During Fiscal 2004, there were 372,000 shares of Common Stock granted pursuant to the terms of the 2003 Plan at an estimated fair value of $0.32 per share.
Each share granted is restricted and is not registered for resale. Each award under the 2003 Plan vests at the rate of 20% per year over a five year period.
Shares granted under the 2003 Plan may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. No shares were granted to executive officers or directors under the 2003 Plan. For Fiscal 2004, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003
Plan grants which was reported as a component of shareholders' equity. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted iDNA Common Stock. For Fiscal 2006, Fiscal
2005 and Fiscal 2004, deferred compensation amortization expense was $24,000,
$24,000 and $6,000, respectively. No further grants were made under the 2003
Plan during Fiscal 2007, Fiscal 2006 and Fiscal 2005.

SUMMARY COMPENSATION DATA

     The following table sets forth all information regarding compensation paid by iDNA for Fiscal 2007, Fiscal 2006 and Fiscal 2005 to (i) any persons who, during Fiscal 2007 served as iDNA's (i) Chief Executive Officer or President
(ii) Chief Financial Officer and (iii) the individuals, other than persons who served as the Chief Executive Officer and Chief Financial Officer, who served as an executive officer of iDNA at January 31, 2007 and whose income exceeded
$100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                            Non-Equity   Non-Qualified
                                                                             Incentive      Deferred
                                                      Stock      Option        Plan       Compensation    All Other
Name and Principal               Salary     Bonus    Awards      Awards    Compensation     Earnings    Compensation    Total
Positions*                Year     ($)     ($) (1)     ($)      ($) (1)       ($) (1)         ($)            ($)         ($)
------------------------  ----  --------  --------  --------    -------    ------------  -------------  ------------  --------

James J. McNamara         2007  $513,846  $     --  $290,000(2) $75,300(3)      $--           $--        $76,800(4)   $955,946
Chairman and              2006  $500,000  $250,000  $     --    $    --         $--           $--        $95,140(4)   $845,140
Chief Executive Officer   2005  $500,000  $250,000  $     --    $    --         $--           $--        $91,740(4)   $841,740

Robert V. Cuddihy, Jr.    2007  $265,000  $     --  $     --    $17,375(5)      $--           $--        $30,228(6)   $312,603
Chief Financial Officer,  2006  $265,000  $ 39,800  $     --    $    --         $--           $--        $38,307(6)   $343,107
Secretary and Treasurer   2005  $265,000  $ 30,250  $     --    $    --         $--           $--        $37,907(6)   $333,157

(*)  Employees who were Directors did not receive any additional compensation for serving on the Board of Directors.

     (1)  Represents the compensation expense incurred by iDNA in the respective fiscal year in connection with the grants of Common Stock or stock options, as applicable, calculated in accordance with SFAS No. 123(R).

     (2)  Pursuant to the terms of Mr. McNamara's Employment Agreement, Mr.
          McNamara received a signing bonus in the form of a grant of iDNA's
          Common Stock of 500,000 shares, subject to vesting over the term of the agreement. For Fiscal 2007, iDNA charged to operations $290,000 for the fair value at the date of grant for the 500,000 shares of
          Common Stock issued to Mr. McNamara.

     (3)  Pursuant to the terms of Mr. McNamara's Employment Agreement, Mr.
          McNamara received options to acquire 500,000 shares of Common Stock, subject to vesting over the term of the agreement. For Fiscal 2007,
          iDNA charged to operations $75,300 for the fair value of the vested portion of the stock options granted to Mr. McNamara.

     (4)  The amounts included in all other compensation for Fiscal 2007, Fiscal
          2006 and Fiscal 2005 include (i) executive life insurance premiums of
          $50,000, $68,740 and $68,740, respectively, (ii) auto allowance of
          $18,000, $18,000 and $18,000, respectively, and (iii) employee benefits paid to the iDNA 401(k) savings and profit sharing plan of
          $8,800, $8,400 and $8,000, respectively.

     (5)  During Fiscal 2007, iDNA's Board of Directors granted Mr. Cuddihy options to acquire 150,000 shares of Common Stock. The stock options granted Mr. Cuddihy are subject to vesting over three years. For
          Fiscal 2007, iDNA charged to operations $17,375 for the fair value of the vested portion of the stock options granted to Mr. Cuddihy.

     (6)  The amounts included in all other compensation for Fiscal 2007, Fiscal
          2006 and Fiscal 2005 include (i) auto allowance and expenses of
          $21,428, $29,907 and $29,907, respectively, and (ii) employee benefits paid to the iDNA 401(k) savings and profit sharing plan of $8,800,
          $8,400 and $8,000, respectively.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL 2007

     The following table sets forth certain information concerning the grant of stock and stock options made to iDNA's named executive officers during Fiscal
2007.

               GRANTS OF PLAN BASED AWARDS DURING FISCAL YEAR 2007

                                                                                                      All Other    All Other
                                                 Estimated                    Estimated                 Stock        Option
                                             Possible Payouts             Possible Payouts              Awards:      Awards:
                                             Under Non-Equity               Under Equity              Number of    Number of
                                           Incentive Plan Awards        Incentive Plan Awards         Shares of    Securities
                                        ----------------------------   ----------------------------    Stock or    Underlying
                             Grant      Threshold   Target   Maximum   Threshold   Target   Maximum     Units       Options
Name                          Date         ($)        ($)      ($)        ($)       ($)       ($)        (#)          (#)
------------------------   ----------   ---------   ------   -------   ---------   ------   -------   ----------   ----------

James J. McNamara          11/29/2006      $--        $--      $--        $--        $--      $--     500,000 (2)       --
Chairman and               11/29/2006      $--        $--      $--        $--        $--      $--          --      125,000 (3)
Chief Executive Officer    11/29/2006      $--        $--      $--        $--        $--      $--          --      125,000 (3)
                           11/29/2006      $--        $--      $--        $--        $--      $--          --      125,000 (3)
                           11/29/2006      $--        $--      $--        $--        $--      $--          --      125,000 (3)
Robert V. Cuddihy, Jr.      1/23/2007      $--        $--      $--        $--        $--      $--          --      150,000 (4)
Chief Financial Officer,
Secretary and Treasurer

                                        Grant
                           Exercise   Date Fair
                            or Base    Value of
                           Price of   Stock and
                            Option      Option
                            Awards      Awards
Name                        ($/Sh)     ($) (1)
------------------------   --------   ---------

James J. McNamara            $  --     $290,000
Chairman and                 $0.61     $ 64,651
Chief Executive Officer      $0.73     $ 63,895
                             $0.88     $ 63,053
                             $1.05     $ 62,204
Robert V. Cuddihy, Jr.       $0.52     $ 69,498
Chief Financial Officer,
Secretary and Treasurer

(1)  Amounts represent the full grant date fair value of restricted Common Stock or stock option, as applicable, calculated in accordance with SFAS No.
     123(R).

(2)  Pursuant to the terms of Mr. McNamara's Employment Agreement, Mr. McNamara received in addition to cash compensation, as a signing bonus 500,000 shares of Common Stock. However, in the event of Mr. McNamara's resignation or termination for any reason prior to the expiration of the Initial Term,
     iDNA may redeem and repurchase, at the price of $0.01 per share, (i)
     375,000 shares of Common Stock, if such resignation or termination precedes the passage of one Employment Year under the Employment Agreement, (ii)
     250,000 shares of Common Stock, if such resignation or termination occurs after the passage of one Employment Year but prior to the completion of the second Employment Year under the Employment Agreement, or (iii) 125,000 shares of Common Stock if such resignation or termination follows the completion of two Employment Years but precedes the completion of the third
     Employment Year under the Employment Agreement.

(3)  Pursuant to the terms of Mr. McNamara's Employment Agreement, Mr. McNamara received a grant of stock options exercisable for the purchase of 500,000 shares of Common Stock at predetermined exercise prices. The stock options, have a seven year term from the grant date, were granted pursuant to the terms of iDNA's 2005 Equity Compensation Plan. Of the 500,000 options granted, 125,000 options have vested (and are exercisable) immediately as of the grant date, whereas 375,000 of the options are subject to vesting and become exercisable in three equal, annual installments of 125,000 options each, provided that Mr. McNamara is employed as of November 29,
     2007, 2008 and 2009, respectively.

(4)  The shares underlying the option vest in four equal installments on January
     23, 2007, December 31, 2007, December 31, 2008 and December 31, 2009.

OUTSTANDING EQUITY AWARDS

     The following table sets forth certain information concerning outstanding stock options for iDNA's named executive officers at January 31, 2007.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                                     Option Awards
                           ------------------------------------------------------------------
                                                            Equity
                                                          Incentive
                                                            Plan
                            Number of      Number of       Awards:
                            Securities     Securities     Number of
                            Underlying     Underlying     Underlying
                           Unexericsed    Unexericsed    Unexericsed     Option      Option
                            Options #      Options #       Unearned     Exercise   Expiration
Name                       Exercisable   Unexercisable   Options (#)   Price ($)      Date
------------------------   -----------   -------------   -----------   ---------   ----------

James J. McNamara            375,000                          --         $0.66     12/16/2010
Chairman and                 125,000                          --         $0.61     11/29/2013
Chief Executive Officer           --       125,000 (1)        --         $0.73     11/29/2013
                                  --       125,000 (1)        --         $0.88     11/29/2013
                                  --       125,000 (1)        --         $1.05     11/29/2013
Robert V. Cuddihy, Jr.        37,500       112,500 (2)        --         $0.52      1/23/2012
Chief Financial Officer,
Secretary and Treasurer

                                                   Stock Awards
                           ------------------------------------------------------------
                                                           Equity            Equity
                                                       Incentive Plan    Incentive Plan
                                                           Awards:          Awards:
                                                          Number of        Market or
                            Number of   Market Value      Unearned        Payout Value
                            Shares or   of Shares or    Shares, Units     of Unearned
                            Units of      Units of        or Other       Shares, Units
                           Stock That    Stock That      Rights That    or Other Rights
                            Have Not      Have Not        Have Not       That Have Not
Name                       Vested (#)    Vested (#)      Vested (#)        Vested (#)
------------------------   ----------   ------------   --------------   ---------------

James J. McNamara              --            --              --                --
Chairman and                   --            --              --                --
Chief Executive Officer        --            --              --                --
                               --            --              --                --
                               --            --              --                --
Robert V. Cuddihy, Jr.         --            --              --                --
Chief Financial Officer,
Secretary and Treasurer

(1)  Pursuant to the terms of Mr. McNamara's Employment Agreement, the stock options vest in annual installment of 125,000 options on November 29, 2007,
     November 29, 2008 and November 29, 2009.

(2)  The options vest in annual installment of 37,500 options on December 31,
     2007, December 31, 2008 and December 31, 2009.

     The following table sets forth certain information concerning the exercise of options and the vesting of stock awards for iDNA's named executives during
Fiscal 2007.

                                      Option Awards                      Stock Awards
                           --------------------------------   --------------------------------
                              Number of                          Number of
                           Shares Acquired   Value Realized   Shares Acquired   Value Realized
                             on Exercise       on Exercise       on Vesting       on Vesting
Name                             (#)              ($)               (#)               ($)
------------------------   ---------------   --------------   ---------------   --------------

James J. McNamara                --                $--             500,000        $290,000 (1)
Chairman and
Chief Executive Officer
Robert V. Cuddihy, Jr.           --                $--                  --        $     --
Chief Financial Officer,
Secretary and Treasurer

(1)  The dollar value is calculated by multiplying the number if shares awarded that have vested by the market value of the Common Stock on the vesting date of November 29, 2006.

PENSION BENEFITS

     The table disclosing the actuarial present value of each named executive officer's accumulated benefit under defined benefit plans, the number of years of credited service under each such plan, and the amount of pension benefits paid to each named executive officer during the year is omitted because iDNA did not have a defined benefit plan providing benefits that cover its executive officers. The only retirement plan available to iDNA's executive officers in
Fiscal 2007 was iDNA's qualified 401(k) savings and profit sharing plan.

NON-QUALIFIED DEFERRED COMPENSATION

     The table disclosing contributions to non-qualified, defined contributions and other deferred compensation plans and each named executive officer's withdrawals, earnings and fiscal year-end balances in those plans is omitted because iDNA did not have deferred compensation plans or benefits for its executive officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

     Please see the above section entitled "Employment Contracts, Termination of
Employment and Change in Control Arrangements" which describes the individual agreements between iDNA and its named executive officers with respect to payments that iDNA may be required to make to such named executive officers upon termination of their employment or upon a change in control.

DIRECTOR COMPENSATION

     The following table sets forth certain information concerning iDNA's non-employee directors' compensation for Fiscal 2007.

                    DIRECTOR COMPENSATION TABLE - FISCAL 2007

                                                                  CHANGE IN
                                                                PENSION VALUE
                                                   NON-EQUITY     AND NON-
                 FEES EARNED                        INCENTIVE     QUALIFIED
                 OF PAID IN   STOCK     OPTION        PLAN        DEFERRED      ALL OTHER
                    CASH      AWARDS    AWARDS    COMPENSATION  COMPENSATION   COMPENSATION   TOTAL
NAME (1)             ($)       ($)     ($) (2)         ($)           ($)           ($)         ($)
---------------  -----------  ------  --------    ------------  -------------  ------------  -------

James M. Augur     $15,000      $--   $10,343 (3)      $--           $--           $--       $25,343
John A. Gleason    $25,000      $--   $10,343 (4)      $--           $--           $--       $35,343
Donald Shek        $25,000      $--   $10,343 (5)      $--           $--           $--       $35,343
Henry Y. L. Toh    $25,000      $--   $10,343 (6)      $--           $--           $--       $35,343

(1)  Each member of the Board of Directors receives annual compensation of
     $15,000 per annum. Non-employee directors serving on the Audit Committee of the Board of Directors are also entitled to additional compensation of
     $10,000 per annum. The members of the Board of Directors are also entitled to reimbursement for all reasonable fees and expenses incurred in connection with the performance of services on behalf of iDNA. Fees and expenses are reimbursed upon submission to iDNA of appropriate documentation for such fees and expenses in accordance with then-current
     iDNA policy.

(2)  Amounts represent the compensation expense incurred by iDNA in Fiscal 2007 in connection with grants of stock options calculated in accordance with
     SFAS No. 123(R).

(3)  The full grant date fair value of the stock options issued to Mr. Augur during Fiscal 2007 calculated in accordance with SFAS No. 123(R) was
     $20,686. As of January 31, 2007, Mr. Augur held options, which have fully vested, to purchase an aggregate of 25,000 shares of Common Stock.

(4)  The full grant date fair value of the stock options issued to Mr. Gleason during Fiscal 2007 calculated in accordance with SFAS No. 123(R) was
     $20,686. As of January 31, 2007, Mr. Gleason held options, which have fully vested, to purchase an aggregate of 235,000 shares of Common Stock.

(5)  The full grant date fair value of the stock options issued to Mr. Shek during Fiscal 2007 calculated in accordance with SFAS No. 123(R) was
     $20,686. As of January 31, 2007, Mr. Shek held options, which have fully vested, to purchase an aggregate of 25,000 shares of Common Stock.

(6)  The full grant date fair value of the stock options issued to Mr. Toh during Fiscal 2007 calculated in accordance with SFAS No. 123(R) was
     $20,686. As of January 31, 2007, Mr. Toh held options, which have fully vested, to purchase an aggregate of 235,000 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     iDNA's Compensation Committee is comprised entirely of independent directors (James M. Augur and John A. Gleason), neither of whom are present or past employees or officers of iDNA. No member of the Compensation Committee has had any relationship with iDNA requiring disclosure under Item 404 of Regulation
S-K promulgated by the Securities and Exchange Commission. None of iDNA's
executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers has served on iDNA's Board of Directors or its Compensation Committee.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis (found above in this Annual
Report on Form 10-K) with management. Based on the review and discussions, the
Compensation Committee recommended to iDNA's Board of Directors that the
Compensation Discussion and Analysis be included in this Annual Report on Form
10-K.

Respectfully submitted,

Compensation Committee

James M. Augur
John A. Gleason

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information as of May 11, 2007 with respect to: (1) all persons known by iDNA to be the beneficial owners of five percent or more of iDNA Common Stock; (2) each executive officer and director;
and (3) all executive officers and directors of iDNA as a group.

Name and Address of                     Amount and Nature         Approximate
Beneficial Owner(1)                  Beneficially Ownership  Percentage of Class(2)
-----------------------------------  ----------------------  ----------------------

James McNamara(3)                          3,510,075                 32.4%
415 Madison Ave 7th Floor
New York, New York 10017

John A. Gleason(4)                           260,000                  2.6%
415 Madison Ave 7th Floor
New York, New York 10017

Henry Y. L. Toh(4)                           260,000                  2.6%
415 Madison Ave 7th Floor
New York, New York 10017

Robert V. Cuddihy, Jr.(5)                    350,000                  3.5%
415 Madison Ave 7th Floor
New York, New York 10017

James M. Augur(6)                             50,000                  0.5%
415 Madison Ave 7th Floor
New York, New York 10017

Donald Shek(6)                                50,000                  0.5%
415 Madison Ave 7th Floor
New York, New York 10017

Campus Family 2000 Trust(7)                1,883,333                 16.3%
42 Oak Avenue
Tuckahoe, New York 10707

All executive officers and                 4,480,075                 39.7%
Directors as a group (6 persons)(8)

----------
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

(2)  Based on 9,954,364 shares outstanding as of May 11, 2007

(3)  Includes 2,635,075 shares of iDNA Common Stock and 875,000 shares issuable upon exercise of options.

(4)  Includes 260,000 shares issuable upon exercise of options.

(5)  Includes 150,000 shares issuable upon exercise of options.

(6)  Includes 50,000 shares issuable upon exercise of options.

(7)  Pursuant to the terms of the $2.8 million Convertible Promissory Note outstanding at January 31, 2007, the holder has the option to convert the note into Common Stock at the rate of $1.50 per share for an aggregate of
     1,883,333 shares of iDNA Common Stock if fully converted.

(8)  Includes 2,835,075 shares outstanding and 1,645,000 shares issuable upon exercise of options.

CHANGE IN CONTROL

     iDNA knows of no arrangements (including any pledge by any persons of any of its securities) which may result in a subsequent change of control of iDNA.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth, as of January 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of iDNA are authorized for issuance.

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
                    SECURITIES TO BE                         ISSUANCE UNDER
                       ISSUED UPON     WEIGHTED-AVERAGE          EQUITY
                       EXERCISE OF     EXERCISE PRICE OF      COMPENSATION
                       OUTSTANDING        OUTSTANDING       PLANS (EXCLUDING
                    OPTIONS, WARRANTS  OPTIONS, WARRANTS  SECURITIES REFLECTED
                       AND RIGHTS         AND RIGHTS         IN COLUMN (A))
PLAN CATEGORY             ( A )              ( B )                ( C )
------------------  -----------------  -----------------  --------------------
Equity
compensation plans
approved by
security holders        3,230,702            $0.69              716,400

Equity
compensation plans
not approved by
security holders               --               --               28,000
                        ---------            -----              -------
Total                   3,230,702            $0.69              744,400
                        ---------            -----              -------

Issuance of Restricted Shares

     In Fiscal 2007, iDNA issued 52,000 shares of unregistered treasury stock to two employees as a bonus and issued an additional 10,000 shares of unregistered stock to an unrelated third party for professional services. Such shares issued were recorded at their then market value for an aggregate cost of $52,000, or a weighted average of $0.83 per share. The restricted shares may not be sold or otherwise transferred without registration under the Securities Act, as amended, and applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

     In accordance with the terms of iDNA's Code of Ethics, which was adopted by
iDNA's Board of Directors, iDNA has a written policy that requires the Audit
Committee of its Board of Directors to review and approve, in advance, the terms and conditions of all related person transactions. Related person transactions to which this policy applies includes any transaction to which iDNA may be party with any of its directors, executive officers or 5% stockholders or their respective immediate family members. In each such case, the related person is required to work with the Board of Directors and/or the Audit Committee, as appropriate, to monitor any potential conflict of interest (or appearance thereof) raised by the subject transaction and to ensure that the counter-party to the transaction is acting in the best interests of the Company and its stockholders. Although iDNA has not entered into any transactions with any related persons since the start of Fiscal 2007 that require disclosure under
Item 404(a) of Regulation S-K promulgated by the Securities and Exchange
Commission, if it were to do so in the future, any such transaction would need to be approved by the Audit Committee of iDNA's Board of Directors prior thereto. Any transaction entered into by iDNA with any related person will need to be on commercially available terms that are as favorable to iDNA as would be obtainable from an unaffiliated party.

     With the exception of James J. McNamara, who serves as iDNA's Chief
Executive Officer, the remaining four of the Company's five Directors are not affiliated with the Company in any capacity (except, in the cases of Mr. Gleason and Mr. Toh, by virtue of their directorship and stock ownership) and should therefore be considered "independent," as independence is defined by Rule
4200(a)(15) of the NASD listing standards, as applicable and as may be modified or supplemented. In addition, all members of the Company's Audit Committee (Mr.
Gleason, Mr. Shek and Mr. Toh), Compensation Committee (Mr. Augur and Mr.
Gleason) and Corporate Governance and Nominating Committee (Mr. Augur, Mr. Shek
and Mr. Toh) are likewise independent, as determined under the aforementioned definition.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

     Audit fees incurred by iDNA were for professional services rendered for the audit of our annual financial statements on Form 10-K for Fiscal 2007 and Fiscal
2006, the review of the financial statements included in our quarterly reports on Form 10-Q for Fiscal 2007 and Fiscal 2006 and services in connection with our statutory and regulatory filings for Fiscal 2007 and Fiscal 2006. iDNA charged to operations $248,000 and $236,000 for audit fees for Fiscal 2007 and Fiscal
2006, respectively.

Audit-Related Fees

     Audit related fees incurred by iDNA were for assurance and related services rendered that are reasonably related to the audit and reviews of our financial statements for Fiscal 2007 and Fiscal 2006, exclusive of the Audit Fees above.
These fees include benefit plans audits, assistance with registration statements and comfort letters and consents not performed directly in connection with audits. iDNA charged to operations $12,000 and $10,000 for audit related fees for Fiscal 2007 and Fiscal 2006, respectively.

Tax Fees

     Tax fees incurred by iDNA were for services related to tax compliance, consulting and planning services rendered during Fiscal 2007 and Fiscal 2006 and included preparation of tax returns, review of restrictions on net operating loss carryforwards and other general tax services. iDNA charged to operations
$90,000 and $102,000 for tax fees for Fiscal 2007 and Fiscal 2004, respectively.

All Other Fees

     iDNA did not incur fees for any services rendered by its principal accountant, other than the fees disclosed above relating to audit, audit-related and tax services, during Fiscal 2007 and Fiscal 2006.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Financial Statements of the Company
   Report of Independent Certified Public Accountants
   Financial Statements:
      Consolidated Balance Sheets - as of
         January 31, 2007 and 2006
      Consolidated Statements of Operations -
         Years Ended January 31, 2007, 2006 and 2005
      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         (Loss) - Years Ended January 31, 2007, 2006 and 2005
      Consolidated Statements of Cash Flows -
         Years Ended January 31, 2007, 2006 and 2005
      Notes to Consolidated Financial Statements -
         Years Ended January 31, 2007, 2006 and 2005

Financial Statements of AFC

   Report of Independent Certified Public Accountants
   Financial Statements:
      Balance Sheets as of December 28, 2006 and December 29, 2005
      Statements of Operations for the Years Ended
         December 28, 2006, December 29, 2005 and December 30, 2004
      Statements of Members' Equity for the Years Ended
         December 28, 2006 and December 29, 2005
      Statements of Cash Flows for the Years Ended
         December 28, 2006, December 29, 2005 and December 30, 2004
      Notes to Financial Statements for the Years Ended
         December 28, 2006, December 29, 2005 and December 30, 2004

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

(a)(2) The following financial statement schedule for the years ended January
       31, 2007, 2006 and 2005 is submitted herewith:

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
     File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

3.1      Second Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 99.1 to the Company's Current
         Report on Form 8-K filed November 4, 2004, SEC File No. 1-11601).

3.2      Second Amended and Restated By-Laws of the Company dated November 3,
         2005 (incorporated by reference to Exhibit 99.2 to the Company's
         Current Report on Form 8-K filed November 4, 2005, SEC File No.
         1-11601).

4.1      Certificate of Designation, Number, Powers, Preferences and Relative,
         Participating, Optional and Other Special Rights and the
         Qualifications, Limitations, Restrictions, and Other Distinguishing
         Characteristics of the Series A Convertible Preferred Stock of the
         Company, dated as of April 5, 2000 (incorporated by reference to
         Exhibit 10.3 of the Current Report on Form 8-K filed on April 20, 2000,
         File No. 1-11601).

4.2      Certificate of Designations of Series B and C Preferred Stock of the
         Company dated as of December 15, 2000 (incorporated by reference to
         Exhibit 4.1 of the Current Report on Form 8-K filed January 2, 2001,
         SEC File No. 1-11601).

4.3      Certificate of Designation for the Series D Junior Participating
         Preferred Stock (incorporated by reference to the Company's Current
         Report on Form 8-K, dated October 9, 2001, SEC File No. 1-11601).

4.4      Specimen Stock Certificate - the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
         January 31, 1996, SEC File No. 1-11601).

4.5      Specimen Series C Redeemable Preferred Stock Certificate - the Company
         (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, SEC File No. 1-11601).

4.6      Rights Agreement, dated as of September 26, 2001, between the Company and American Stock Transfer & Trust Company, which included the form of
         Certificate of Designation for the Series D Junior Participating
         Preferred Stock as Exhibit "A", the form of Rights Certificate as
         Exhibit "B" and the Summary of Rights to Purchase Preferred Stock as
         Exhibit "C" (incorporated herein by reference to the Company's Current
         Report on Form 8-K, dated October 9, 2001, SEC File No. 1-11601).

10.1*    The Company's 1993 Equity Incentive Plan (incorporated by reference to the Company's Form S-8 Registration Statement as filed on December 28,
         1993, File No. 33-51727).

10.2*    The Company's 401(k) Savings and Retirement Plan and Trust
         (incorporated by reference to the Company's Form S-8 Registration
         Statement as filed on December 28, 1993, File No. 33-51727).

10.3     Purchase Agreement among the Company, National Cinemas, Inc., FA, Inc.
         and Reading Entertainment, Inc., dated as of April 5, 2000
         (incorporated by reference to Exhibit 10.1 of the Current Report on
         Form 8-K filed on April 20, 2000, File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

10.4*    Employment Agreement between Robert V. Cuddihy, Jr. and the Company dated December 31, 2001 (exhibit to the Annual Report on Form 10-K filed May 13, 2002, SEC File No. 1-11601).

10.5     Merger Agreement and Plan of Reorganization between the Company,
         ORA/Metro Incorporated and Mr. Dean R. Thompson dated as of April 1,
         2003 (exhibit to the Annual Report on Form 10-K filed April 30,
         2003, SEC File No. 1-11601).

10.6*    Employment Agreement and Non-Competition and Non-Solicitation
         Agreement between OMI Communications, Inc. and Mr. Dean R. Thompson dated as of April 1, 2003 (exhibit to the Annual Report on Form 10-K filed April 30, 2003, SEC File No. 1-11601).

10.7*    Non-Negotiable Promissory Note between the Company and Mr. Dean R.
         Thompson dated as of April 1, 2003 (exhibit to the Annual Report on
         Form 10-K filed April 30, 2003, SEC File No. 1-11601).

10.8     Registration Rights Agreement between the Company and Mr. Dean R.
         Thompson dated as of April 1, 2003 (exhibit to the Annual Report on
         Form 10-K filed April 30, 2003, SEC File No. 1-11601).

10.9     Stock Purchase Agreement between the Company, Campus Group
         Companies, Inc., Audience Response Systems, Inc., Interactive
         Conferencing Network, Inc. and Multi-Video Services, Inc. and Steven
         Campus, the Campus Family 2000 Trust and the Trust Established Under
         the Will of Nancy Campus (the "Campus Group Shareholders") dated
         July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File
         No. 1-11601).

10.10    Lock-up, Standstill and Voting Agreement between the Company and The
         Campus Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

10.11    Registration Rights Agreement between the Company and the Campus
         Family 2000 Trust dated July 31, 2003 (exhibit to Form 8-K filed
         August 1, 2003, SEC File No. 1-11601).

10.12*   Employment Agreement, Non-Competition and Non-Solicitation Agreement
         between the Campus Group Companies, Inc. and Steven Campus dated
         July 31, 2003 (exhibit to Form 8-K filed August 1, 2003, SEC File
         No. 1-11601).

10.13    Amendment to Lease [Tuckahoe Premises] between the Campus Group
         Companies, Inc. and the Campus Family 2000 Trust dated July 31, 2003
         (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

10.14    Amendment to Lease [Bohemia Premises] between the Campus Group
         Companies, Inc. and the Campus Family 2002 Trust dated July 31, 2003
         (exhibit to Form 8-K filed August 1, 2003, SEC File No. 1-11601).

10.15    Surety Agreement between The Campus Group and The Campus Group
         Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August
         1, 2003, SEC File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

10.16    Security Agreement between The Campus Group and The Campus Group
         Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1,
         2003, SEC File No. 1-11601).

10.17    Pledge Agreement between The Campus Group and the Campus Group
         Shareholders dated July 31, 2003 (exhibit to Form 8-K filed August 1,
         2003, SEC File No. 1-11601).

10.18*   Non-Negotiable Promissory Notes between the Company and The Campus
         Group Shareholders dated July 31, 2003 (exhibit to Form 8-K filed
         August 1, 2003, SEC File No. 1-11601).

10.19*   Non-Negotiable Convertible Promissory Note between the Company and the
         Campus Family 2000 Trust dated July 31, 2003 (exhibit to Form 8-K filed
         August 1, 2003, SEC File No. 1-11601).

10.20    November 2004 Amended Stipulation of Settlement between Robert Zadra individually and on behalf of a class of persons similarly situated and
         James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L.
         Toh, Donald Jasensky, Peter Zackaroff, Mallory Factor, Thomas F.
         Carney, Jr. and the Company (exhibit to Form 8-K filed April 22, 2005,
         SEC File No. 1-11601).

10.21    Stock Purchase Agreement dated as of April 1, 2005 between the Company and Academy Capital Management, Inc, Diamond A. Partners L.P., Diamond
         A. Investors L.P., Ridglea Investor Services, Inc. and William S.
         Banowsky (exhibit to Form 8-K filed April 22, 2005, SEC File No.
         1-11601).

10.22    Audit Committee Charter adopted by the Board of Directors on November
         3, 2005 (exhibit to Form 8-K filed November 7, 2005, SEC File No.
         1-11601).

10.23    Corporate Governance and Nominating Committee Charter adopted by the
         Board of Directors on November 3, 2005 (exhibit to Form 8-K filed
         November 7, 2005, SEC File No. 1-11601).

10.24    Compensation and Stock Option Committee Charter adopted by the Board of
         Directors on November 3, 2005 (exhibit to Form 8-K filed November 7,
         2005, SEC File No. 1-11601).

10.25    Policy Statement Regarding Securities Trades by Company Personnel
         adopted by the Board of Directors on November 3, 2005 (exhibit to Form
         8-K filed November 7, 2005, SEC File No. 1-11601).

10.26    Membership Interest Purchase Agreement dated as of November 18, 2005 among the Company, Flexner Wheatley & Associates and MeetingNet
         Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC
         File No. 1-11601).

10.27    Lockup, Standstill and Voting Agreement dated as of November 18, 2005 among the Company, Flexner Wheatley & Associates and MeetingNet
         Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC
         File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

10.28    Registration Rights Agreement dated as of November 18, 2005 among the
         Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc.
         (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

10.29*   Employment Agreement dated as of November 18, 2005 between OTI and Mark
         A. Fite. (exhibit to Form 8-K filed November 18, 2005, SEC File No.
         1-11601).

10.30    Non-Competition and Non-Solicitation Agreement dated as of November 18,
         2005 among the Company, OTI, Flexner Wheatley & Associates, MeetingNet
         Interactive, Inc., Mark A. Fite, William A. Flexner, Ray Franklin and
         Kimbal Wheatley. (exhibit to Form 8-K filed November 18, 2005, SEC File
         No. 1-11601).

10.31    Surety Agreement dated as of November 18, 2005 among the Company,
         Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

10.32    Security Agreement from OTI dated as of November 18, 2005 among the
         Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc.
         (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

10.33    Security Agreement from the Company dated as of November 18, 2005 among the Company, Flexner Wheatley & Associates and MeetingNet Interactive,
         Inc. (exhibit to Form 8-K filed November 18, 2005, SEC File No.
         1-11601).

10.34*   Non-Negotiable Promissory Note Agreement dated November 18, 2005 issued by the Company payable to Flexner Wheatley & Associates Inc. (exhibit to Form 8-K filed November 18, 2005, SEC File No. 1-11601).

10.35*   Non-Negotiable Promissory Note Agreement from the Company dated
         November 18, 2005 payable to MeetingNet Interactive, Inc. (exhibit to
         Form 8-K filed November 18, 2005, SEC File No. 1-11601).

10.36*   The Company's 2005 Equity Compensation Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule
         14A filed on December 14, 2005, SEC File No. 1-11601).

10.37    Loan and Security Agreement dated as of July 20, 2006 among the Company and Seasons Go Round (incorporated by reference to Exhibit 99.1 of the
         Current Report on Form 8-K filed July 24, 2006, SEC File No. 1-11601).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (CONT.)

10.38    Employment Agreement between the Company and James J. McNamara dated as of November 29, 2006 (incorporated by reference to Exhibit 99.1 of the
         Current Report on Form 8-K filed December 1, 2006, SEC File No.
         1-11601).

14.      Code of Business Conduct, Ethics and Corporate Governance (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form
         8-K filed on November 8, 2005, SEC File No. 1-11601).

21       Subsidiaries of iDNA, Inc. at January 31, 2007.

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

                                      iDNA, Inc.
                                      Registrant

Date May 11, 2007                     By: /s/ James J. McNamara
     ------------------------------   --------------------------------------
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

Principal Executive Officer           Principal Financial and Accounting Officer

By: /s/ James J. McNamara             By: /s/ Robert V. Cuddihy, Jr.
    -------------------------------       --------------------------------------
James J. McNamara                     Robert V. Cuddihy, Jr.
Chairman of the Board and             Chief Financial Officer and Treasurer
Chief Executive Officer

Date May 11, 2007
     ------------------------------

                                   Directors:

/s/ James M. Augur                    /s/ John A. Gleason
-----------------------------------   ------------------------------------------
James M. Augur                        John A. Gleason

/s/ Donald Shek                       /s/ James J. McNamara
-----------------------------------   ------------------------------------------
Donald Shek                           James J. McNamara

/s/ Henry Y. L. Toh
-----------------------------------
Henry Y. L. Toh

Date May 11, 2007
     ------------------------------

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

           Column A                 Column B            Column C          Column D     Column E
-------------------------------   ------------   ---------------------   ----------   ---------
                                   Balance at    Additions Charged to:                 Balance
                                  beginning of   ---------------------                at end of
Description                          period      Expenses      Other     Deductions     period
-------------------------------   ------------   ---------   ---------   ----------   ---------

Year ended January 31, 2007
Allowance for doubtful accounts       $ 105         $ (4)      $ --        $  19        $  82
Self-insurance claims                 $ 235         $ --       $ --        $  --        $ 235

Year ended January 31, 2006
Allowance for doubtful accounts       $  65         $  5       $ 40(a)     $   5        $ 105
Self-insurance claims                 $ 256         $ --       $ --        $  21(b)     $ 235

Year ended January 31, 2005
Allowance for doubtful accounts       $  75         $  4       $ --        $  14        $  65
Self-insurance claims                 $ 408         $ --       $ --        $ 152(b)     $ 256

(a)  Includes $40,000 provision for doubtful accounts at the date of the OTI acquisition during Fiscal 2006.

(b)  Cash disbursements related to self-insured claims.

