Form 10-Q
period 2007-04-30
iDNA, Inc.
filed 2007-06-18
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-11601

iDNA, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1816760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
415 Madison Avenue, 7th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)
(212) 644-1400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer               Accelerated filer               Non-Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 12, 2007
Common Stock, $0.05 par value	9,954,614

iDNA, Inc. and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of iDNA, Inc. and Subsidiaries as of April 30, 2007, the related condensed consolidated statements of operations for each of the three-month periods ended April 30, 2007 and 2006; the related condensed consolidated statement of stockholders’ equity and comprehensive loss for the three-month period ended April 30, 2007 and the condensed consolidated statements of cash flows for each of the three-month periods ended April 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (‘‘PCAOB’’). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the PCAOB, the consolidated balance sheet as of January 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated May 3, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Grant Thornton LLP
Cleveland, Ohio
June 12, 2007

iDNA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2007	January 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$774	$548
Restricted cash (Note 1)	147	147
Accounts receivable, net of allowance of $77 and $82, respectively (Note 1)	2,148	1,796
Income taxes refundable	19	19
Inventory (Note 1)	205	232
Prepaid expenses	205	293
Other current assets	55	115
Total current assets	3,553	3,150
Property and equipment, net of accumulated depreciation of $3,049 and $2,833, respectively (Note 1)	2,551	2,752
Investment in AFC (Note 2)	6,745	7,224
Goodwill (Note 1)	2,728	2,728
Other intangible assets, net of accumulated amortization of $2,386 and $2,183, respectively (Note 1)	5,912	6,115
Other assets	108	109
	$21,597	$22,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current maturities of long term obligations (Note 3)	$1,806	$805
Accounts payable	1,526	1,621
Accrued income taxes	378	298
Deferred revenue (Note 1)	1,379	1,033
Self-insurance claims (Note 4)	235	235
Other liabilities	1,638	1,445
Total current liabilities	6,962	5,437
Long term obligations (Note 3)	10,054	11,071
Convertible promissory note (Note 3)	2,825	2,825
	19,841	19,333
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock – $.05 par value, authorized 50,000,000 shares, issued 39,949,589 and 39,949,589 shares, respectively	1,997	1,997
Additional paid-in capital	174,947	174,837
Retained deficit	(153,024)	(151,699)
Deferred compensation	(36)	(41)
Treasury stock, at cost, 29,994,975 and 30,294,975 shares, respectively	(22,128)	(22,349)
Total stockholders’ equity	1,756	2,745
	$21,597	$22,078

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2007	2006
Revenues (Note 1)	$3,600	$3,432
Cost of revenues (Note 1)	2,521	2,334
Gross profit	1,079	1,098
Selling, general and administrative	2,334	2,138
Loss from operations	(1,255)	(1,040)
Other income (expense):
Income from AFC investment (Note 2)	271	68
Interest income	2	3
Interest expense (Note 3)	(55)	(174)
Loss from continuing operations before income taxes	(1,037)	(1,143)
Provision for income taxes	(6)	(11)
Loss from continuing operations	(1,043)	(1,154)
Income from discontinued operations, net of tax	5	1
Net loss	$(1,038)	$(1,153)
Basic and diluted loss per share
Continuing operations	$(.11)	$(.13)
Discontinued operations	—	—
Net loss per share	$(.11)	$(.13)
Weighted average number of shares outstanding
Basic and diluted	9,861	9,036

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
and Comprehensive Loss
Three Months Ended April 30, 2007
(in thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock	Deferred Compensation Expense	Total	Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value
Balance at January 31, 2007	—	$—	39,949,589	$1,997	$174,837	$(151,699)	$(22,349)	$(41)	$2,745
Adjustment to retained deficit (Note 1)						(80)			(80)
Net loss						(1,038)			(1,038)	$(1,038)
Share-based compensation expense					110				110
Treasury stock issued						(207)	221		14
Deferred compensation expense								5	5
Comprehensive income (loss)										$(1,038)
Balance at April 30, 2007	—	$—	39,949,589	$1,997	$174,947	$(153,024)	$(22,128)	$(36)	$1,756

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,038)	$(1,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	419	397
Income from AFC investment	(271)	(68)
Share-based compensation expense	77	73
Stock issued as compensation for services rendered	33	—
Amortization of deferred compensation expense	5	6
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(352)	(287)
Accrued income tax/refundable	—	(44)
Accounts payable	(95)	157
Deferred revenue	346	190
Other operating assets and liabilities, net	369	79
Net cash used in operating activities	(507)	(650)
Cash flows from investing activities:
Proceeds from AFC distributions	750	287
Purchase of other property and equipment	(15)	(31)
Net cash provided by investing activities	735	256
Cash flows from financing activities:
Proceeds from exercise of stock options	14	—
Payments to retire due to former OTI Members	—	(326)
Payments on debt, notes payable and capital lease	(16)	(60)
Net cash used in financing activities	(2)	(386)
Increase (decrease) in cash and cash equivalents	226	(780)
Cash and cash equivalents at beginning of period	548	1,144
Cash and cash equivalents at end of period	$774	$364
Supplemental disclosures of cash flow information:
Interest paid	$41	$1
Income taxes paid	$—	$55

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

General

The accompanying unaudited condensed consolidated financial statements include the accounts of iDNA, Inc. and its subsidiaries (‘‘iDNA’’). iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies (see Note 5).

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

As a consequence of iDNA’s investment in the Angelika Film Centers, LLC (‘‘AFC’’), iDNA operates in the movie exhibition and entertainment industry (see Note 2).

The financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of iDNA’s consolidated financial position, results of operations, stockholders’ equity and comprehensive loss, and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA’s consolidated financial statements, including the notes thereto, appearing in iDNA’s Annual Report on Form 10-K for the year ended January 31, 2007. The results of operations for the three months ended April 30, 2007 are not necessarily indicative of operating results that may be achieved over the course of the full year.

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include provision for bad debt, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes, self insurance claims and assumptions related to equity-based compensation. Actual results could differ from those estimates.

iDNA uses a January 31 year-end for financial reporting purposes. References herein to the fiscal year ending January 31, 2008 shall be the term ‘‘Fiscal 2008’’ and references to other ‘‘Fiscal’’ years

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies   —   continued

shall mean the year, that ended (or ends, as the case may be) on January 31 of the year indicated. The term the ‘‘Company’’ or ‘‘iDNA’’ as used herein refers to iDNA, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

Revenues

iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $55,000 and $115,000, respectively, are reported as other current assets at April 30, 2007 and January 31, 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended April 30, 2007 and 2006, electronic equipment sales were $576,000 and $775,000, respectively.

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

iDNA recognizes revenue from developing and maintaining websites pursuant to the requirements of Statement of Position No. 97-2, ‘‘Software Revenue Recognition’’ (‘‘SOP 97-2’’), as amended by Statement of Position No. 98-9, ‘‘Software Revenue Recognition with Respect to Certain Arrangements.’’ Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, iDNA determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, iDNA defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable or, when collectibility is uncertain, as cash is collected.

Cost of Revenues

Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

Research and Development Costs

Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies   —   continued

software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues. iDNA charged $97,000 and $80,000, respectively, to research and development expense for the three months ended April 30, 2007 and 2006.

Restricted Cash

In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of April 30, 2007 and January 31, 2007.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is iDNA’s best estimate of the amount of probable credit losses in iDNA’s existing accounts receivable. iDNA determines the allowance based on analysis of historical bad debts, client concentrations, client credit-worthiness and current economic trends. iDNA reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. iDNA does not have any off-balance sheet credit exposure related to its clients.

Inventory

Inventory is comprised principally of electronic equipment and related components held for sale to clients. Inventory is valued at the lower of cost or market using the first-in – first-out inventory cost method.

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

In its acquisition of Option Technologies Interactive, LLC (‘‘OTI’’), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $703,000. The useful lives of these intangibles are estimated to be 5 to 7 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended April 30, 2007 and 2006, iDNA charged to operations $26,000 and $13,000, respectively, for the amortization of these intangible assets.

In its acquisition of Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the ‘‘Campus Group’’), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles were initially estimated to be 17 years and 9 years,

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies   —   continued

respectively. In connection with iDNA’s impairment analysis, effective July 31, 2006, among other adjustments, the estimated useful life of the client relationships was revised to 10 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended April 30, 2007 and 2006, iDNA charged to operations $177,000 and $142,000, respectively for the amortization of these intangible assets.

Valuation of Long-Lived Assets and Goodwill

iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When indicators of impairment exist, iDNA determines whether the estimated undiscounted sum of the future cash flows from such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which, the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA’s business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

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

In February 2007, iDNA adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. The interpretation requires that iDNA recognize the impact of a tax position in the financial statements if that position is less likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of retained earnings (deficit).

As of January 31, 2007, iDNA had federal net operating loss carryforwards of $88.8 million that may be used to reduce future taxable income, subject to limitations. Largely as a consequence of these operating loss carryforwards, iDNA reported a net deferred tax asset of $39.4 million and an offsetting valuation allowance of $39.4 million since iDNA is unable to determine, at this time, that it more likely than not will generate future taxable income against which the net operating loss could be applied.

Effective November 3, 2000, iDNA repurchased shares of its common stock, $0.05 par value, (‘‘Common Stock’’) and underwent a ‘‘change in ownership’’ as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a consequence of this ‘‘change in ownership’’, the use of net operating loss carryforwards totaling $61.0 million incurred prior to November 3, 2000

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies   —   continued

(‘‘pre-change losses’’) will be subject to significant annual limitation. Based upon an evaluation of the tax position regarding the Section 382 limitation on the pre-change losses, iDNA has determined that $5.9 million of these pre-change losses may expire unused resulting in a tax-effected reduction of $2.1 million to iDNA’s net operating loss carryforwards included in its net deferred tax asset. As a consequence of this evaluation, iDNA has recorded adjustments to (i) reduce the amount of its net deferred tax asset attributable to its net operating loss carryforwards by $2.1 million, thereby reducing its total net deferred tax asset from $39.4 million to $37.3 million, and (ii) reduce iDNA’s valuation allowance by $2.1 million from $39.4 million to $37.3 million. These adjustments offset one another, resulting in no net charge to iDNA’s opening retained deficit reported for the quarter ended April 30, 2007.

As a consequence of the adoption of the provisions of FIN 48, iDNA recorded an adjustment to retained deficit of $80,000 to reflect potential liabilities for iDNA’s uncertain tax position, inclusive of interest. In addition, iDNA’s tax years open for examination vary by jurisdiction. iDNA was last under examination by the IRS for the taxable years through January 31, 1998. iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit).

Stock-Based Compensation

Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R (revised 2004), Share-Based Payment (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $77,000 and $73,000, respectively, for share-based compensation for the three months ended April 30, 2007 and 2006.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA, $0.05 par value common stock (‘‘Common Stock’’) outstanding for the period. Dilutive earnings per share for all periods presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an anti-dilutive effect on loss per share for the three months ended April 30, 2007 and 2006. Common stock equivalents, in the form of stock options, which were excluded from the earnings (loss) per share computation due to their dilutive effect were 3,176 and 12,707 for the three months ended April 30, 2007 and 2006, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurement (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies   —   continued

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. iDNA is currently evaluating the impact SFAS 159 will have on its consolidated financial position.

Reclassifications

Certain Fiscal 2007 amounts have been reclassified to conform with Fiscal 2008 presentations.

Note 2 — Investment in AFC

On April 5, 2000, iDNA, through its wholly owned subsidiary National Cinemas, Inc., acquired a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and café complex in the Soho District of Manhattan in New York City.

AFC is currently owned 50% by iDNA and 50% by Reading International, Inc. (‘‘Reading’’). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

iDNA uses the equity method to account for its investment in AFC. iDNA’s initial investment exceeded its share of AFC’s net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the three months ended April 30, 2007 and 2006, iDNA recorded income of $271,000 and $68,000, respectively, representing its share of AFC’s net income.

Summarized income statement data for AFC for the three months ended March 31, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues	$2,000	$1,465
Film rental	562	517
Operating costs	654	603
Depreciation and amortization	195	166
General and administrative expenses	47	42
	1,458	1,328
Net income	$542	$137
iDNA’s proportionate share of net income	$271	$68

Note 3 — Current and Long Term Obligations

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (‘‘FWA’’) and MeetingNet Interactive, Inc. (‘‘MeetingNet’’) promissory notes in an aggregate principal amount of $1.5 million (the ‘‘OTI Promissory Notes’’). The OTI

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 — Current and Long Term Obligations   —   continued

Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. The OTI Promissory Notes are secured by the membership interests of OTI. At April 30, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.1 million and accrued interest of $29,000.

As a consequence of iDNA’s acquisition of the Campus Group effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the ‘‘Campus Notes’’). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (‘‘Base Notes’’) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (‘‘Trailing Notes’’) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (‘‘Convertible Note’’) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into shares of iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. The promissory notes are secured by the capital stock of the companies comprising the Campus Group. At April 30, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

For the trailing twelve month period ended April 30, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through April 30, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (‘‘OMI’’) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the ‘‘SBA Loan’’). At April 30, 2007, the remaining balance of the SBA Loan of $320,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI’s assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At April 30, 2007, the remaining balance due under the capital lease was $77,000. The accumulated depreciation for the underlying equipment pursuant to the capital lease was $23,000 and $14,000, respectively at April 30, 2007 and January 31, 2007

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 — Current and Long Term Obligations   —   continued

On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note (‘‘Note’’) in a principal amount of $1.0 million. The lender, Seasons Go Round, is an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of iDNA’s right, title and interest in and to virtually all of iDNA’s assets not previously pledged pursuant to other long term obligations. At April 30, 2007, the balance due under the Note was $1.0 million.

The components of long term obligations at April 30, 2007 are as follows (in thousands):

Amounts
Capital leases	$77
SBA loan	320
Promissory note	1,000
OTI promissory notes	1,142
Base promissory notes	6,046
Trailing promissory notes	3,275
Convertible debt	2,825
14,685
Less current maturities	(1,806)
Long-term obligations and convertible debt	$12,879

iDNA’s current maturities and long term obligations at April 30, 2007 are as follows (in thousands):

Amounts
2008	$1,812
2009	1,041
2010	623
2011	514
2012	4,429
Thereafter	6,275
14,694
Less: capital lease interest	(9)
$14,685

Note 4 — Commitments and Contingencies

Self-Insurance Reserves for Property Damage and Personal Injury Claims

iDNA, under the names Agency Rent-A-Car, Inc. (‘‘ARAC’’), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal 1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 — Commitments and Contingencies   —   continued

iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at both April 30, 2007 and January 31, 2007 was $235,000.

Other Litigation

In the normal course of its business, iDNA is periodically named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate. In the opinion of management, the amount of ultimate liability with respect to any current actions, if any, is unlikely to materially affect iDNA’s financial position, results of operations or liquidity.

Note 5 — Segment Information

iDNA’s operations are comprised of three principal reportable segments, strategic communications services, information services and entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies for the respective segments.

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income. The table below presents the information about reportable segments for continuing operations used by iDNA’s chief operating decision-makers for the three months ended April 30, 2007 and 2006. Prior financial periods have been conformed to the current presentation (in thousands):

	Information Services	Strategic Communications Services	Entertainment	Undistributed Corporate Expenses	Intersegment Elimination	Total
Three Months Ended April 30, 2007
Revenues	$2,305	$1,326	$—	$—	$(31)	$3,600
Operating income (loss)	(226)	(811)	271	(271)	—	(1,037)
Depreciation and amortization expense	220	185	—	14	—	419
Capital expenditures	3	—	—	12	—	15
Three Months Ended April 30, 2006
Revenues	$2,403	$1,035	$—	$—	$(6)	$3,432
Operating income (loss)	(101)	(825)	68	(285)	—	(1,143)
Depreciation and amortization expense	202	179	—	16	—	397
Capital expenditures	23	4	—	4	—	31

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.

General

iDNA, Inc. (the ‘‘Company’’ or ‘‘iDNA’’), began operations in 1969 and was incorporated in Delaware in 1971. As a consequence of iDNA’s consummation of a series of acquisitions during the past four years, iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies for the respective segments.

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

As of consequence of iDNA’s investment in the Angelika Film Centers, LLC (‘‘AFC’’), iDNA operates in the movie exhibition and entertainment industry.

Critical Accounting Policies

iDNA’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require iDNA to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of iDNA. iDNA’s significant accounting policies are described in Note 1 of Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I (hereinafter, the ‘‘Notes’’). However, certain accounting policies are deemed ‘‘critical’’, as they require management’s highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with the Audit Committee of iDNA’s Board of Directors. A discussion of iDNA’s critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Revenues:    iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $55,000 and $115,000, respectively, are reported as other current assets at April 30, 2007 and January 31, 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended April 30, 2007 and 2006, electronic equipment sales were $576,000 and $775,000, respectively.

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

Valuation of Long-lived Assets and Goodwill:    iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When indicators of impairment exist, iDNA determines whether the estimated undiscounted sum of the future cash flows from such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which, the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA’s business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

Self-Insurance Claims:    iDNA’s wholly-owned subsidiary ARAC, Inc. (‘‘ARAC’’) maintained and continues to maintain self-insurance for claims and associated litigation expenses relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal 1996 and prior. ARAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. ARAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving ARAC vehicles operated by employees within the scope of their employment.

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at April 30, 2007 and January 31, 2007 was $235,000 and $235,000, respectively.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA’s former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect that the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA’s potential liabilities becomes available, iDNA will revise its estimates as appropriate.

Stock-Based Compensation:    Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R (revised 2004), Share-Based Payment (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $77,000 and $73,000, respectively, for share-based compensation for the three months ended April 30, 2007 and 2006.

Income Taxes:    iDNA recognizes deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income are considered in assessing the need for a valuation allowance. At the time it is determined that iDNA will more likely than not be able to realize deferred tax assets in excess of the recorded amount, net of its valuation allowance, an adjustment to reduce the valuation allowance would be recorded that would increase income in the period such determination was made. Likewise, should management determine that iDNA would not be able to realize all or part of net deferred tax assets generated in the future, an increase to the valuation allowance would be charged to and reduce income in the period such determination was made.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended April 30, 2007 as Compared to the Three Months Ended April 30, 2006

The following table sets forth for the three months ended April 30, 2007 and 2006 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands).

	Information Services Three Months Ended April 30,		Strategic Communications Services Three Months Ended April 30,		Intersegment Elimination Three Months Ended April 30,
	2007	2006	2007	2006	2007	2006
Revenues	$2,305	$2,403	$1,326	$1,035	$(31)	$(6)
Cost of revenues	1,346	1,319	1,206	1,021	(31)	(6)
Selling, general and admininistrative expenses	1,186	1,185	931	838	—	—
Operating income (loss)	(226)	(101)	(811)	(825)	—	—
Depreciation and amortization expense	220	202	185	179	—	—

	Entertainment Three Months Ended April 30,		Undistributed Corporate Expenses Three Months Ended April 30,		Consolidated Three Months Ended April 30,
	2007	2006	2007	2006	2007	2006
Revenues	$—	$—	$—	$—	$3,600	$3,432
Cost of revenues	—	—	—	—	2,521	2,334
Selling, general and admininistrative expenses	—	—	217	115	2,334	2,138
Operating income (loss)	271	68	(271)	(285)	(1,037)	(1,143)
Depreciation and amortization expense	—	—	14	16	419	397

Revenues:    Revenues increased 4.9% to $3.6 million for the three months ended April 30, 2007 as compared to $3.4 million for the three months ended April 30, 2006.

Revenues attributed to the information services segment decreased $98,000 to $2.3 million for the three months ended April 30, 2007 as compared to $2.4 million for the three months ended April 30, 2006. The decrease in revenues was principally due to changes in the timing and/or scope of the projects during the three months ended April 30, 2007 as compared to the three months ended April 30, 2006.

Revenues attributed to the strategic communications services segment increased $291,000 to $1.3 million for the three months ended April 30, 2007 as compared to $1.0 million for the three months ended April 30, 2006. The increase in revenues was principally due to an increase in the scope, size and timing of projects served during the three months ended April 30, 2007 as compared to the three months ended April 30, 2006.

The nature of iDNA’s business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. iDNA’s recently consolidated its previously decentralized marketing for strategic communications services in an effort to improve the coordination and program value for current and prospective clients. Each of iDNA’s senior marketing strategists develops new marketing initiatives, creates new project opportunities, seeks new clients for its services and expands

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategists’ initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period in new client initiatives and relationships before iDNA expects to realize revenues in the form of new projects and/or clients.

Cost of Service Revenues:    Cost of revenues for the three months ended April 30, 2007 and 2006 was $2.5 million and $2.3 million, respectively.

Cost of revenues attributed to the information services segment remained steady at $1.3 million for the three months ended April 30, 2007 as compared to $1.3 million for the three months ended April 30, 2006.

The gross profit realized by the information services segment for the three months ended April 30, 2007 and 2006 was $1.0 million and $1.1 million, respectively. The gross profit decrease of $125,000 for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 is due principally to the net effects of (i) a decline in revenues of $98,000, offset by, (ii) an increase in project overhead costs. The gross margin for the three months ended April 30, 2007 decreased 3.5% to 41.6% as compared to 45.1% for the three months ended April 30, 2006, principally due to the net effects of (i) a decrease in direct project costs of 2.5% that resulted in higher project margins, offset by, (ii) an increase of 6% in indirect production overhead.

Cost of revenues attributable to the strategic communications segment increased $185,000 to $1.2 million for the three months ended April 30, 2007 as compared to $1.0 million for the three months ended April 30, 2006. The increase in the costs of revenues was principally due to an increase in direct project costs as a consequence of the $291,000 increase in revenues for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006. The gross profit realized by the strategic communications segment for the three months ended April 30, 2007 and 2006 was $120,000 and $14,000 respectively. The gross profit increase of $106,000 for the three months ended April 30, 2007 as compared the three months ended April 30, 2006 is principally due to the increase of revenues. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (‘‘SG&A’’):    SG&A for three months ended April 30, 2007 and the three months ended April 30, 2006 was $2.3 million and $2.1 million, respectively.

SG&A attributed to the information services segment remained stable at $1.2 million for three months ended April 30, 2007 and the three months ended April 30, 2006.

SG&A attributable to the strategic communications services segment increased $93,000 to $931,000 for three months ended April 30, 2007 as compared to $838,000 for the three months ended April 30, 2006. The increase in SG&A was principally due to an increase in personnel and related benefit expenses.

SG&A for undistributed corporate expenses for the three months ended April 30, 2007 and April 30, 2006 was $217,000 and $115,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

to a business segment or unit. The increase in corporate SG&A of $102,000 for the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 was due principally to an increase in personnel and related benefit expenses.

Income from AFC Investment:    iDNA accounts for its investment in AFC using the equity method. For the three months ended April 30, 2007 and April 30, 2006, iDNA recorded income of $271,000 and $68,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the three months ended March 31, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues	$2,000	$1,465
Film rental	562	517
Operating costs	654	603
Depreciation and amortization	195	166
General and administrative expenses	47	42
	1,458	1,328
Net income	$542	$137
iDNA’s proportionate share of net income	$271	$68

AFC’s revenues increased $535,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, principally as a result of (i) an increase of 39.5% in attendance period-to-period, (ii) a 2.2% increase in average ticket prices and (iii) an increase of $43,000 in other, concession and café revenues. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, decreased 7.2% to 28.1% from 35.3% for the three months ended March 31, 2007 and 2006, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 8.5% to 32.7% for the three months ended March 31, 2007, as compared to 41.2% for the three months ended March 31, 2006 due principally to the increased revenues without a corresponding increase in operating costs for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

Interest Expense:    For the three months ended April 30, 2007 and 2006, iDNA incurred interest expense of $55,000 and $174,000, respectively. The decrease of $119,000 in interest expense for the three month period ended April 30, 2007 as compared to the three month period ended April 30, 2006 is due principally to the net effects of (i) the suspension of interest attributable to the Base Notes, Trailing Notes and Convertible Note (each defined below) (collectively, the ‘‘Campus Notes’’) for the period February 1, 2007 through April 30, 2007, offset by, (ii) an increase of $41,000 in interest expense relating to a $1.0 million promissory note issued in July 2006.

The aggregate value of the Campus Notes outstanding during the interest suspension period was $12.1 million and the value of the foregone interest was $150,000. The Campus Notes issued by iDNA to acquire Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the ‘‘Campus Group’’) bear interest at 5% per annum and are repayable in quarterly installments

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

according to a formula based upon the future cash flows realized from the Campus Group. For the trailing twelve month period ended April 30, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through April 30, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

Income Taxes:    Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the three month periods ended April 30, 2007 and April 30, 2006. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

Liquidity and Capital Resources

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on July 20, 2006, iDNA consummated a Loan and Security Agreement (‘‘Loan Agreement’’) with a lender and issued a Promissory Note (the ‘‘Note’’) in a principal amount of $1.0 million. The lender, Seasons Go Round, is an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal amount owed under the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA’s right, title and interest in and to virtually all of iDNA’s assets. The lien does not extend to the common stock or membership interests of certain subsidiaries — the Campus Group and Option Technologies Interactive, LLC. (‘‘OTI’’)

Prior to the issuance of the Note, iDNA had no external source of financing and had operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses and invest in marketing initiatives and is actively seeking new debt or equity financing (though there can be no assurance that iDNA will obtain such financing) as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities and to secure working capital. At April 30, 2007, iDNA had unrestricted cash of $774,000, which together with any cash flow derived from its investment in AFC and the operations of iDNA’s corporate communications business will be used to pursue such opportunities.

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (‘‘FWA’’) and MeetingNet Interactive, Inc. (‘‘MeetingNet’’) promissory notes in an aggregate principal amount of $1.5 million (the ‘‘OTI Promissory Notes’’). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. The OTI Promissory Notes are secured by the membership interests of OTI. At April 30, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.1 million and accrued interest of $29,000.

As a consequence of iDNA’s acquisition of The Campus Group effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the ‘‘Campus Notes’’). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (‘‘Base Notes’’) bear interest at 5% per annum and are repayable

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (‘‘Trailing Notes’’) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (‘‘Convertible Note’’) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. The Campus Notes are secured by the capital stock of the companies comprising The Campus Group. At April 30, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

For the trailing twelve month period ended April 30, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period from February 1, 2007 through April 30, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (‘‘OMI’’) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the ‘‘SBA Loan’’). At April 30, 2007, the remaining balance of the SBA Loan of $320,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI’s assets and payment thereunder is subject to the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At April 30, 2007, the remaining balance due under the capital lease was $77,000.

For the three months ended April 30, 2007, iDNA’s cash and cash equivalents increased $226,000 due principally to the net effects of (i) proceeds from AFC distributions of $750,000, (ii) proceeds from the exercise of stock options of $14,000, offset by (iii) cash flows used in operations of $507,000, (iv) capital expenditures of $15,000, and (v) the repayment of debt of $16,000.

As of April 30, 2007, iDNA had cash and cash equivalents of $774,000. iDNA believes that its current cash balances combined with cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses and existing liabilities, to fund existing debt repayments and to fund its activities through the next twelve months. However, as previously discussed, iDNA’s lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA’s Board of Directors. Such limitations may have an adverse impact on iDNA’s financial position, results of operations and liquidity. As a consequence, iDNA is currently investigating additional financing alternatives, including equity and/or debt financing to

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations  — continued

(i) refinance certain debt obligations, (ii) pursue certain strategic ventures which may include a business combination and to (iii) manage its periodic fluctuations in working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity. iDNA’s ability to consummate a financing is dependent on the state of the debt and/or equity markets at the time of the proposed financing and the structure of the financing. There is no assurance that capital in any form will be available to iDNA, and if available, will be available on terms and conditions that are acceptable to iDNA.

Other

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurement (‘‘SFAS No. 157’’). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS 159’’). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. iDNA is currently evaluating the impact SFAS 159 will have on its consolidated financial position.

Inflation

Inflation has not had a material adverse impact on iDNA.

Forward Looking Statements

Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as ‘‘anticipate’’, ‘‘believe’’, ‘‘plan’’, ‘‘expect’’, ‘‘intend’’, ‘‘may’’, ‘‘will’’, ‘‘should’’, ‘‘estimate’’, ‘‘predict’’, ‘‘potential’’, ‘‘continue’’ and similar words, although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets or other factors. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report that address additional factors that could cause our actual results to differ from those set forth in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Like virtually all commercial enterprises, iDNA can be exposed to the risk (‘‘market risk’’) that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

iDNA does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly, iDNA is not exposed to market risk from these sources.

As of April 30, 2007, the interest rates under iDNA’s long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

Item 4.    Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of iDNA (the ‘‘Certifying Officers’’) have conducted evaluations of iDNA’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), the term ‘‘disclosure controls and procedures’’ means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed iDNA’s disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers has executed the requisite Officer’s Certification included as Exhibit 31 to this Quarterly Report on Form 10-Q.

The Certifying Officers have also conducted an evaluation of iDNA’s internal control over financial reporting and have concluded that there has been no change in our internal control over financial reporting during our most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Self-Insurance Reserves for Property Damage and Personal Injury Claims

iDNA, under the names Agency Rent-A-Car, Inc. (‘‘ARAC’’), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal 1996, iDNA discontinued its automobile rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

iDNA’s wholly-owned subsidiary ARAC maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal 1996 and prior. ARAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. ARAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving ARAC vehicles operated by employees within the scope of their employment.

ARAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at April 30, 2007 and January 31, 2007 was $235,000 and $235,000, respectively.

Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA’s former rental operations and self-insurance claims, it is difficult to project with precision the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA’s potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Trademarks

On August 16, 2006, OTI was named as a defendant in a complaint filed in the United States District Court for the Northern District of Illinois Eastern Division (the ‘‘Court’’) entitled ‘‘Brahler ICS Konferenztechnik AG (‘‘Brahler’’) vs. Digivote, Inc., Option Technologies Interactive, LLC and Suneel Mirchandani’’. The complaint alleges that since on or about September 2004 the defendants wrongfully used and infringed upon Brahler’s federally registered trademark Digivote for their own commercial gain without the authorization of Brahler.

In January 2007, at the request of the parties, the Court held a settlement conference during which all parties agreed in principal to a global settlement. Pursuant to the terms of the proposed global settlement, OTI agreed not to use the trademark Digivote (OTI had ceased that use substantially before the litigation commenced) and to make a cash payment of $25,000 to Brahler. OTI’s co-defendants agreed to more numerous and complex settlement terms. Since the January 2007 settlement conference, Brahler and OTI’s co-defendants have been unable to reduce into writing their portion of the global settlement and as a consequence, the Court ordered all of the parties to appear at another settlement conference on May 18, 2007. The May 18, 2007 settlement conference was postponed at the request of Brahler and has not yet been rescheduled by the Court. The terms of the global settlement that are currently in contention do not affect OTI’s portion of the proposed global settlement. As of April 30, 2007 and January 31, 2007, iDNA has accrued $25,000 pursuant to the terms of the proposed global settlement.

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

Item 1A.    Risk Factors.

Not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.    Defaults Upon Senior Securities.

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.    Other Information.

Not applicable

Item 6.    Exhibits.

Exhibit Number	Title of Exhibit	Page Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005, SEC File No. 1-11601).	N/A
3.2	Second Amended and Restated By-Laws of the Company dated as of November 4, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 4, 2005,
	SEC File No. 1-11601).	N/A
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of the Series A Convertible Preferred Stock of the Company, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2000, SEC File No. 1-11601).	N/A

Exhibit Number	Title of Exhibit	Page Number
4.2	Certificate of Designations of Series B and Series C Preferred Stock of The Company dated as of December 15, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2001, SEC File No. 1-11601).	N/A
4.3	Certificate of Designation Preferences and Rights of Series D Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2001, SEC File No. 1-11601).	N/A
4.4	Specimen Stock Certificate – of the Company’s Common Stock (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed on April 25, 1996,
	SEC File No. 1-11601).	N/A
4.5	Specimen Stock Certificate of the Company’s Series C Redeemable Preferred Stock Certificate (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed on May 16, 2001, SEC File No. 1-11601).	N/A
4.6	Rights Agreement, dated as of September 26, 2001, between the Company and American Stock Transfer & Trust Company, which included the form of Certificate of Designation, Preferences and Rights for the Series D Junior Participating Preferred Stock as Exhibit ‘‘A’’, the form of Rights Certificate as Exhibit ‘‘B’’ and the Summary of Rights to Purchase Preferred Stock as Exhibit ‘‘C’’ (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2001,
	SEC File No. 1-11601).	N/A
31.1	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	31
31.2	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	32
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	33
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDNA, INC.
Date: June 12, 2007	By:	/s/ James J. McNamara
James J. McNamara Chairman of the Board and Chief Executive Officer (principal executive officer)
	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr. Chief Financial Officer (principal accounting and financial officer)