Form 10-Q
period 2007-07-31
iDNA, Inc.
filed 2007-09-18
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 12, 2007
Common Stock, $0.05 par value	9,954,614

iDNA, Inc. and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of iDNA, Inc. and Subsidiaries as of July 31, 2007, the related condensed consolidated statements of operations for each of the three-month and six-month periods ended July 31, 2007 and 2006, the related condensed consolidated statement of stockholders’ equity and comprehensive loss for the six-month period ended July 31, 2007 and the condensed consolidated statements of cash flows for each of the three-month and six-month periods ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States) (‘‘PCAOB’’). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Grant Thornton LLP
Cleveland, Ohio
September 13, 2007

iDNA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	July 31, 2007	January 31, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$294	$548
Restricted cash (Note 1)	147	147
Accounts receivable, net of allowance of $72 and $82, respectively (Note 1)	1,785	1,796
Income taxes refundable	19	19
Inventory (Note 1)	163	232
Prepaid expenses	283	293
Other current assets	282	115
Total current assets	2,973	3,150
Property and equipment, net of accumulated depreciation of $3,254 and $2,833, respectively (Note 1)	2,389	2,752
Investment in AFC (Note 2)	6,810	7,224
Goodwill (Note 1)	2,728	2,728
Other intangible assets, net of accumulated amortization of $2,588 and $2,183, respectively (Note 1)	5,710	6,115
Other assets	108	109
	$20,718	$22,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current maturities of long term obligations (Note 3)	$1,710	$805
Accounts payable	2,017	1,621
Accrued income taxes	378	298
Deferred revenue (Note 1)	1,850	1,033
Self-insurance claims (Note 4)	235	235
Other liabilities	1,367	1,445
Total current liabilities	7,557	5,437
Long term obligations (Note 3)	10,011	11,071
Convertible promissory note (Note 3)	2,825	2,825
	20,393	19,333
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
STOCKHOLDERS’ EQUITY
Preferred stock	—	—
Common stock – $.05 par value, authorized 50,000,000 shares, issued 39,949,589 and 39,949,589 shares, respectively	1,997	1,997
Additional paid-in capital	175,067	174,837
Retained deficit	(154,581)	(151,699)
Deferred compensation	(30)	(41)
Treasury stock, at cost, 29,994,975 and 30,294,975 shares, respectively	(22,128)	(22,349)
Total stockholders’ equity	325	2,745
	$20,718	$22,078

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenues (Note 1)	$2,824	$3,538	$6,424	$6,970
Cost of revenues (Note 1)	2,045	2,041	4,566	4,375
Gross profit	779	1,497	1,858	2,595
Selling, general and administrative	2,349	2,777	4,683	4,915
Impairment charge (Note 6)	—	4,482	—	4,482
Loss from operations	(1,570)	(5,762)	(2,825)	(6,802)
Other income (expense):
Income from AFC investment (Note 2)	65	192	336	260
Interest income	1	3	3	6
Interest expense (Note 3)	(58)	(189)	(113)	(363)
Interest expense abatement (Note 3)	—	631	—	631
Loss from continuing operations before income taxes	(1,562)	(5,125)	(2,599)	(6,268)
Benefit (provision) for income taxes	2	(12)	(4)	(23)
Loss from continuing operations	(1,560)	(5,137)	(2,603)	(6,291)
Income from discontinued operations, net of tax	3	1	8	2
Net loss	$(1,557)	$(5,136)	$(2,595)	$(6,289)
Basic and diluted loss per share
Continuing operations	$(.15)	$(.56)	$(.26)	$(.69)
Discontinued operations	—	—	—	—
Net loss per share	$(.15)	$(.56)	$(.26)	$(.69)
Weighted average number of shares outstanding
Basic and diluted	9,955	9,081	9,908	9,059

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
and Comprehensive Loss
Six Months Ended July 31, 2007
(in thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock	Deferred Compensation Expense	Total	Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value
Balance at January 31, 2007	—	$—	39,949,589	$1,997	$174,837	$(151,699)	$(22,349)	$(41)	$2,745
Cumulative adjustment for the adoption of FIN 48 (Note 1)						(80)			(80)
Net loss						(2,595)			(2,595)	$(2,595)
Share-based compensation expense					230				230
Treasury stock issued						(207)	221		14
Deferred compensation expense								11	11
Comprehensive income (loss)										$(2,595)
Balance at July 31, 2007	—	$—	39,949,589	$1,997	$175,067	$(154,581)	$(22,128)	$(30)	$325

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,595)	$(6,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	826	796
Impairment charge	—	4,482
Income from AFC investment	(336)	(260)
Share-based compensation expense	151	140
Stock issued as compensation for services rendered	79	5
Amortization of deferred compensation expense	11	12
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11	(389)
Accrued income tax/refundable	—	(32)
Accounts payable	396	54
Deferred revenue	817	396
Other operating assets and liabilities, net	(165)	(577)
Net cash used in operating activities	(805)	(1,662)
Cash flows from investing activities:
Proceeds from AFC distributions	750	1,207
Purchase of letter of credit, increase in restricted cash	—	(147)
Purchase of other property and equipment	(58)	(302)
Net cash provided by investing activities	692	758
Cash flows from financing activities:
Proceeds from issuance of promissory note	—	1,000
Proceeds from exercise of stock options	14	—
Payments to retire due to former OTI Members	—	(530)
Payments on debt, notes payable and capital lease	(155)	(209)
Net cash used in financing activities	(141)	261
Decrease in cash and cash equivalents	(254)	(643)
Cash and cash equivalents at beginning of period	548	1,144
Cash and cash equivalents at end of period	$294	$501
Supplemental disclosures of cash flow information:
Interest paid	$115	$39
Income taxes paid	$—	$55

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA’s consolidated financial statements, including the notes thereto, appearing in iDNA’s Annual Report on Form 10-K for the year ended January 31, 2007. The results of operations for the three months and six months ended July 31, 2007 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Revenues

iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $282,000 and $115,000, respectively, are reported as other current assets at July 31, 2007 and January 31, 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended July 31, 2007 and 2006, electronic equipment sales were $508,000 and $518,000, respectively. For the six months ended July 31, 2007 and 2006, electronic equipment sales were $1.1 million and $1.3 million, respectively.

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

Research and Development Costs

Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues. iDNA charged $111,000 and $118,000, respectively, to research and development expense for the three months ended July 31, 2007 and 2006. iDNA charged $208,000 and $198,000, respectively, to research and development expense for the six months ended July 31, 2007 and 2006.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies — continued

Restricted Cash

In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of July 31, 2007 and January 31, 2007.

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

Inventory

Inventory is comprised principally of electronic equipment and related components held for sale to clients. Inventory is valued at the lower of cost or market using the first-in — first-out inventory cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from eighteen months to ten years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the related improvements.

Goodwill and Other Intangible Assets

Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator (see Note 6).

In its acquisition of Option Technologies Interactive, LLC (‘‘OTI’’), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $703,000. The useful lives of these intangibles are estimated to be 5 to 7 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended July 31, 2007 and 2006, iDNA charged to operations $26,000 and $63,000, respectively, for the amortization of these intangible assets. For the six months ended July 31, 2007 and 2006, iDNA charged to operations $52,000 and $76,000, respectively, for the amortization of these intangible assets.

In its acquisition of Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the ‘‘Campus Group’’), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles were initially estimated to be 17 years and 9 years, respectively. In connection with iDNA’s impairment analysis, effective July 31, 2006, among other

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies — continued

adjustments, the estimated useful life of the client relationships was revised to 10 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended July 31, 2007 and 2006, iDNA charged to operations $177,000 and $142,000, respectively for the amortization of these intangible assets. For the six months ended July 31, 2007 and 2006, iDNA charged to operations $353,000 and $284,000, respectively for the amortization of these intangible assets.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies — continued

Effective November 3, 2000, iDNA repurchased shares of its common stock, $0.05 par value, (‘‘Common Stock’’) and underwent a ‘‘change in ownership’’ as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a consequence of this ‘‘change in ownership’’, the use of net operating loss carryforwards totaling $61.0 million incurred prior to November 3, 2000 (‘‘pre-change losses’’) will be subject to significant annual limitation. Based upon an evaluation of the tax position regarding the Section 382 limitation on the pre-change losses, iDNA has determined that $5.9 million of these pre-change losses may expire unused resulting in a tax-effected reduction of $2.1 million to iDNA’s net operating loss carryforwards included in its net deferred tax asset. As a consequence of this evaluation, as of February 1, 2007 iDNA (i) reduced the amount of its net deferred tax asset attributable to its net operating loss carryforwards by $2.1 million, thereby reducing its total net deferred tax asset from $39.4 million to $37.3 million, and (ii) reduced iDNA’s valuation allowance by $2.1 million from $39.4 million to $37.3 million. These adjustments offset one another, resulting in no net charge to iDNA’s opening retained deficit reported for the six months ended July 31, 2007.

As a consequence of the adoption of the provisions of FIN 48, iDNA recorded an adjustment to retained deficit of $80,000 to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest. In addition, iDNA’s tax years open for examination vary by jurisdiction. iDNA was last under examination by the IRS for the taxable years through January 31, 1998. iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit).

Stock-Based Compensation

Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R (revised 2004), Share-Based Payment (‘‘SFAS No. 123(R)’’), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $74,000 and $67,000, respectively, for share-based compensation for the three months ended July 31, 2007 and 2006. iDNA charged to operations $151,000 and $140,000, respectively, for share-based compensation for the six months ended July 31, 2007 and 2006.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA, $0.05 par value common stock (‘‘Common Stock’’) outstanding for the period. Dilutive earnings per share for all periods presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an anti-dilutive effect on loss per share for the three months and six months ended July 31, 2007 and 2006. Common stock equivalents, in the form of stock options, which were excluded from the earnings (loss) per share computation due to their dilutive effect were 12,736 and 104,699, respectively, for the three months ended July 31, 2007 and 2006 and 100,549 and 14,110, respectively, for the six months ended July 31, 2007 and 2006.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. iDNA is currently evaluating the impact SFAS No. 159 will have on its consolidated financial position.

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

iDNA uses the equity method to account for its investment in AFC. iDNA’s initial investment exceeded its share of AFC’s net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the three months ended July 31, 2007 and 2006, iDNA recorded income of $65,000 and $192,000, respectively, representing its share of AFC’s net income. For the six months ended July 31, 2007 and 2006, iDNA recorded income of $336,000 and $260,000, respectively, representing its share of AFC’s net income.

Summarized income statement data for AFC for the three months and six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$1,288	$1,464	$3,288	$2,929

Film rental	296	296	857	813
Operating costs	645	571	1,300	1,174
Depreciation and amortization	195	171	390	337
General and administrative expenses	21	43	68	85
	1,157	1,081	2,615	2,409
Net income	$131	$383	$673	$520
iDNA’s proportionate share of net income	$65	$192	$336	$260

Note 3 — Current and Long Term Obligations

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (‘‘FWA’’) and MeetingNet Interactive, Inc. (‘‘MeetingNet’’) promissory notes in an aggregate principal amount of $1.5 million (the ‘‘OTI Promissory Notes’’). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. The OTI Promissory Notes are secured by the membership interests in OTI. At July 31, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.0 million and accrued interest of $13,000.

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

Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (‘‘Trailing Notes’’) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (‘‘Convertible Note’’) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into shares of iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. The Campus Notes are secured by the capital stock of the companies comprising the Campus Group. At July 31, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus Notes of $631,000 during the second quarter of Fiscal 2007. For the trailing twelve month period ended July 31, 2007, the Campus Group’s financial performance remained below the minimum operating cash flow thresholds. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through July 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (‘‘OMI’’) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the ‘‘SBA Loan’’). At July 31, 2007, the remaining balance of the SBA Loan of $313,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI’s assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At July 31, 2007, the remaining balance due under the capital lease was $69,000. The accumulated depreciation for the underlying equipment pursuant to the capital lease was $30,000 and $14,000, respectively at July 31, 2007 and January 31, 2007

On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note (the ‘‘Note’’) in a principal amount of $1.0 million. The lender, Seasons Go Round, is an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 — Current and Long Term Obligations — continued

perfected first priority security interest in and to, and a lien on and pledge of iDNA’s right, title and interest in and to virtually all of iDNA’s assets not previously pledged pursuant to other long term obligations. At July 31, 2007, the balance due under the Note was $1.0 million.

The components of long term obligations at July 31, 2007 are as follows (in thousands):

Amounts
Capital leases	$69
SBA loan	313
Promissory note	1,000
OTI promissory notes	1,018
Base promissory notes	6,046
Trailing promissory notes	3,275
Convertible debt	2,825
14,546
Less current maturities	(1,710)
Long-term obligations and convertible debt	$12,836

iDNA’s current maturities and long term obligations at July 31, 2007 are as follows (in thousands):

Amounts
2008	$1,715
2009	1,042
2010	589
2011	515
2012	4,430
Thereafter	6,264
14,555
Less: capital lease interest	(9)
$14,546

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

iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 — Commitments and Contingencies — continued

incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at both July 31, 2007 and January 31, 2007 was $235,000.

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

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income. The table below presents the information about reportable segments for continuing operations used by iDNA’s chief operating decision-makers for the three months and six months ended July 31, 2007 and 2006. Prior financial periods have been conformed to the current presentation (in thousands):

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 — Segment Information — continued

	Information Services	Strategic Communications Services	Entertainment	Undistributed Corporate Expenses	Intersegment Elimination	Total
Three Months Ended July 31, 2007
Revenues	$2,337	$514	$—	$—	$(27)	$2,824
Operating income (loss)	(290)	(1,035)	65	(302)	—	(1,562)
Depreciation and amortization expense	217	177	—	12	—	406
Capital expenditures	36	—	—	7	—	43
Three Months Ended July 31, 2006
Revenues	$2,449	$1,127	$—	$—	$(38)	$3,538
Operating income (loss)	(29)	(5,412)	192	124	—	(5,125)
Depreciation and amortization expense	221	161	—	16	—	398
Impairment charge	—	4,482	—	—	—	4,482
Capital expenditures	196	24	—	51	—	271
Six Months Ended July 31, 2007
Revenues	$4,642	$1,840	$—	$—	$(58)	$6,424
Operating income (loss)	(516)	(1,846)	336	(573)	—	(2,599)
Depreciation and amortization expense	437	362	—	27	—	826
Capital expenditures	39	—	—	19	—	58
Six Months Ended July 31, 2006
Revenues	$4,852	$2,162	$—	$—	$(44)	$6,970
Operating income (loss)	(129)	(6,237)	260	(162)	—	(6,268)
Depreciation and amortization expense	424	340	—	32	—	796
Impairment charge	—	4,482	—	—	—	4,482
Capital expenditures	219	28	—	55	—	302

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 — Impairment of Long-Lived Assets and Goodwill

Pursuant to iDNA’s established accounting policies, iDNA conducted its Fiscal 2006 annual analysis of goodwill as of January 31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit. iDNA concluded that as of January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

However, during the second quarter of Fiscal 2007, as a consequence of declining revenues and the loss of a client, the results of the operations of the Campus Group Companies, Inc. (‘‘CGC’’) reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, based upon iDNA’s preliminary assessment, second quarter operations for Fiscal 2007 were charged $2.6 million and $1.9 million for the estimated impairment of CGC’s goodwill and other intangible assets, respectively. Additionally, iDNA determined it appropriate to reduce the useful life of the CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC’s operations and will recognize further impairment charges if and when deemed appropriate.

iDNA conducted its Fiscal 2007 annual analysis of goodwill as of January 31, 2007. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit. iDNA concluded that as of January 31, 2007 there were no additional impairments of its goodwill based upon the then estimated fair value of its reporting units.

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

Revenues:    iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $282,000 and $115,000, respectively, are reported as other current assets at July 31, 2007 and January 31, 2007.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended July 31, 2007 and 2006, electronic equipment sales were $508,000 and $518,000, respectively. For the six months ended July 31, 2007 and 2006, electronic equipment sales were $1.1 million and $1.3 million, respectively.

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

Pursuant to iDNA’s established accounting policies, iDNA conducted its Fiscal 2006 annual analysis of goodwill as of January 31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit. iDNA concluded that as of January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

However, during the second quarter of Fiscal 2007, as a consequence of declining revenues and the loss of a client, the results of the operations of the Campus Group Companies, Inc. (‘‘CGC’’) reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, based upon iDNA’s preliminary assessment, second quarter operations for Fiscal 2007 were charged $2.6 million and $1.9 million for the estimated impairment of CGC’s goodwill and other intangible assets, respectively. Additionally, iDNA determined it appropriate to reduce the useful life of the CGC client relationships

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC’s operations and will recognize further impairment charges if and when deemed appropriate.

iDNA conducted its Fiscal 2007 annual analysis of goodwill as of January 31, 2007. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit. iDNA concluded that as of January 31, 2007 there were no additional impairments of its goodwill based upon the then estimated fair value of its reporting units.

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

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at July 31, 2007 and January 31, 2007 was $235,000 and $235,000, respectively.

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

Stock-Based Compensation:    Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123R (revised 2004), Share-Based Payment (‘‘SFAS No. 123(R)’’), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (‘‘SFAS No. 123’’), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $74,000 and $67,000, respectively, for share-based compensation for the three months ended July 31, 2007 and 2006. iDNA charged to operations $151,000 and $140,000, respectively, for share-based compensation for the six months ended July 31, 2007 and 2006.

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

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended July 31, 2007 as Compared to the Three Months Ended July 31, 2006

The following table sets forth for the three months ended July 31, 2007 and 2006 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands).

	Information Services Three Months Ended July 31,		Strategic Communications Services Three Months Ended July 31,		Intersegment Elimination Three Months Ended July 31,
	2007	2006	2007	2006	2007	2006
Revenues	$2,337	$2,449	$514	$1,127	$(27)	$(38)
Cost of revenues	1,438	1,332	634	747	(27)	(38)
Selling, general and administrative expenses	1,182	1,146	915	1,310	—	—
Operating income (loss)	(290)	(29)	(1,035)	(5,412)	—	—
Depreciation and amortization expense	217	221	177	161	—	—
Impairment charge	—	—	—	4,482	—	—

	Entertainment Three Months Ended July 31,		Undistributed Corporate Expenses Three Months Ended July 31,		Consolidated Three Months Ended July 31,
	2007	2006	2007	2006	2007	2006
Revenues	$—	$—	$—	$—	$2,824	$3,538
Cost of revenues	—	—	—	—	2,045	2,041
Selling, general and administrative expenses	—	—	252	321	2,349	2,777
Operating income (loss)	65	192	(302)	124	(1,562)	(5,125)
Depreciation and amortization expense	—	—	12	16	406	398
Impairment charge	—	—	—	—	—	4,482

Revenues:    Revenues decreased 20.2% to $2.8 million for the three months ended July 31, 2007 as compared to $3.5 million for the three months ended July 31, 2006.

Revenues attributed to the information services segment decreased $112,000 to $2.3 million for the three months ended July 31, 2007 as compared to $2.4 million for the three months ended July 31, 2006. The decrease in revenues was principally due to changes in the timing and/or scope of the projects completed during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006.

Revenues attributed to the strategic communications services segment decreased $613,000 to $514,000 for the three months ended July 31, 2007 as compared to $1.1 million for the three months ended July 31, 2006. The decrease in revenues was principally due to a decrease in the scope, size and timing of projects completed during the three months ended July 31, 2007 as compared to the three months ended July 31, 2006. Although the timing of projects completed during the three months ended July 31, 2007 decreased, iDNA experienced an increase of $817,900 for deferred revenue as a consequence of an increase in depository billing associated with projects scheduled for completion during the third quarter of Fiscal 2008.

The nature of iDNA’s business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. The timing and fluctuations between periods for assignments is particularly apparent for strategic communications segment where assignments tend to be fewer in

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

number but larger in scope than the information services segment. As a consequence, revenues tend to fluctuate from quarter-to-quarter based upon the client determined timing for completion of an assignment.

iDNA’s recently consolidated its previously decentralized marketing for strategic communications services in an effort to improve the coordination and program value for current and prospective clients. Each of iDNA’s senior marketing strategists develops new marketing initiatives, creates new project opportunities, seeks new clients for its services and expands existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategists’ initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period in new client initiatives and relationships before iDNA expects to realize revenues in the form of new projects and/or clients.

Cost of Service Revenues:    Cost of revenues for the three months ended July 31, 2007 and 2006 was $2.0 million and $2.0 million, respectively.

Cost of revenues attributed to the information services segment was at $1.4 million for the three months ended July 31, 2007 as compared to $1.3 million for the three months ended July 31, 2006.

The gross profit realized by the information services segment for the three months ended July 31, 2007 and 2006 was $899,000 and $1.1 million, respectively. The gross profit decrease of $218,000 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 is due principally (i) a decline in revenues of $112,000, (ii) a reduction in project margins for the period and (iii) an increase in project overhead costs. The gross margin for the three months ended July 31, 2007 decreased 7.1% to 38.5% as compared to 45.6% for the three months ended July 31, 2006, principally due to (i) an increase in direct project costs of 5.5% that resulted in lower project margins and (ii) an increase of 1.6% in indirect production overhead expenses as a percentage of revenues.

Cost of revenues attributable to the strategic communications segment decreased $113,000 to $634,000 for the three months ended July 31, 2007 as compared to $747,000 for the three months ended July 31, 2006. The decrease in the costs of revenues was principally due to a decrease in direct project costs as a consequence of the $613,000 decrease in revenues for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006. The gross profit realized by the strategic communications segment for the three months ended July 31, 2007 and 2006 was ($120,000) and $380,000 respectively. The gross profit decrease of $500,000 for the three months ended July 31, 2007 as compared the three months ended July 31, 2006 is principally due to the decrease of revenues. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues. For the three months ended July 31, 2007, the strategic communications segment incurred a negative gross profit due to the combination of direct project costs and fixed production operating and personnel costs incurred exceeding revenues realized for completed projects during the period.

Selling, General and Administrative (‘‘SG&A’’):    SG&A for the three months ended July 31, 2007 and the three months ended July 31, 2006 was $2.3 million and $2.8 million, respectively.

SG&A attributed to the information services segment was $1.2 million and $1.1 million, respectively, for three months ended July 31, 2007 and the three months ended July 31, 2006. The net increase in information services SG&A was $36,000 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006.

SG&A attributable to the strategic communications services segment decreased $395,000 to $915,000 for three months ended July 31, 2007 as compared to $1.3 million for the three months

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

ended July 31, 2006. The decrease in SG&A was principally due to (i) a net decrease in personnel and related benefit expenses and (ii) the reduction in facility rent and related occupancy costs as iDNA initiated its plan to consolidate its New York City-based strategic communications operations into one facility.

SG&A for undistributed corporate expenses for the three months ended July 31, 2007 and July 31, 2006 was $252,000 and $321,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $69,000 for the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 was due principally to a decrease in personnel and related benefit expenses.

Income from AFC Investment:    iDNA accounts for its investment in AFC using the equity method. For the three months ended July 31, 2007 and July 31, 2006, iDNA recorded income of $65,000 and $192,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the three months ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Revenues	$1,288	$1,464

Film rental	296	296
Operating costs	645	571
Depreciation and amortization	195	171
General and administrative expenses	21	43
	1,157	1,081
Net income	$131	$383
iDNA’s proportionate share of net income	$65	$192

AFC’s revenues decreased $176,000 for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, principally as a result of the net effects of (i) a decrease of 11.5% in attendance period-to-period, (ii) a decrease of $49,000 in other, concession and café revenues, offset by, (iii) a 0.9% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, increased 2.8% to 23.0% from 20.2% for the three months ended June 30, 2007 and 2006, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, increased 11.1% to 50.1% for the three months ended June 30, 2007, as compared to 39.0% for the three months ended June 30, 2006 due principally to the combined effect of (i) decreased revenues and (ii) an increase in operating costs, principally for rent, professional fees and depreciation, for the three

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

months ended June 30, 2007 as compared to the three months ended June 30, 2006. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

Interest Expense:    For the three months ended July 31, 2007 and 2006, iDNA incurred interest expense of $58,000 and $189,000, respectively. The decrease of $131,000 in interest expense for the three month period ended July 31, 2007 as compared to the three month period ended July 31, 2006 is due principally to the net effects of (i) the suspension of interest attributable to the Base Notes, Trailing Notes and Convertible Note (each defined below) (collectively, the ‘‘Campus Notes’’) for the period February 1, 2007 through July 31, 2007, offset by, (ii) an increase of $37,000 in interest expense relating to a $1.0 million promissory note issued in July 2006.

The aggregate carrying value of the Campus Notes outstanding during the interest suspension period was $12.1 million and the value of the foregone interest for the three months ended July 31, 2007 was $155,000. The Campus Notes issued by iDNA to acquire Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the ‘‘Campus Group’’) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group. For the trailing twelve month period ended July 31, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through July 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

Interest expense abatement:    The Campus Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realize a gain from the abatement of interest on the Campus Notes of $631,000 for the three months ended July 31, 2006.

Income Taxes:    Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the three month periods ended July 31, 2007 and July 31, 2006. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations   —   continued

Financial Condition and Results of Operations
Results from Operations for the Six Months Ended July 31, 2007 as Compared to the Six Months Ended July 31, 2006

The following table sets forth for the six months ended July 31, 2007 and 2006 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands).

	Information Services Six Months Ended July 31,		Strategic Communications Services Six Months Ended July 31,		Intersegment Elimination Six Months Ended July 31,
	2007	2006	2007	2006	2007	2006
Revenues	$4,642	$4,852	$1,840	$2,162	$(58)	$(44)
Cost of revenues	2,784	2,650	1,840	1,769	(58)	(44)
Selling, general and admininistrative expenses	2,367	2,331	1,846	2,148	—	—
Operating income (loss)	(516)	(129)	(1,846)	(6,237)	—	—
Depreciation and amortization expense	437	424	362	340	—	—
Impairment charge	—	—	—	4,482	—	—

	Entertainment Six Months Ended July 31,		Undistributed Corporate Expenses Six Months Ended July 31,		Consolidated Six Months Ended July 31,
	2007	2006	2007	2006	2007	2006
Revenues	$—	$—	$—	$—	$6,424	$6,970
Cost of revenues	—	—	—	—	4,566	4,375
Selling, general and admininistrative expenses	—	—	470	436	4,683	4,915
Operating income (loss)	336	260	(573)	(162)	(2,599)	(6,268)
Depreciation and amortization expense	—	—	27	32	826	796
Impairment charge	—	—	—	—	—	4,482

Revenues:    Revenues decreased 7.8% to $6.4 million for the six months ended July 31, 2007 as compared to $7.0 million for the six months ended July 31, 2006.

Revenues attributed to the information services segment decreased $210,000 to $4.6 million for the six months ended July 31, 2007 as compared to $4.8 million for the six months ended July 31, 2006. The decrease in revenues was principally due to changes in the timing and/or scope of the projects completed during the six months ended July 31, 2007 as compared to the six months ended July 31, 2006.

Revenues attributed to the strategic communications services segment decreased $322,000 to $1.8 million for the six months ended July 31, 2007 as compared to $2.2 million for the six months ended July 31, 2006. The decrease in revenues was principally due to a decrease in the scope, size and timing of projects completed during the six months ended July 31, 2007 as compared to the six months ended July 31, 2006. Although the timing of projects completed during the six months ended July 31, 2007 decreased, iDNA experienced an increase of $817,900 for deferred revenue as a consequence of an increase in depository billing associated with projects scheduled for completion during the third quarter of Fiscal 2008.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

The nature of iDNA’s business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. The timing and fluctuations between periods for assignments is particularly apparent for the strategic communications segment where assignments tend to be fewer in number but larger in scope than the information services segment. As a consequence, revenues tend to fluctuate from quarter-to-quarter based upon the client determined timing for completion of an assignment.

iDNA’s recently consolidated its previously decentralized marketing for strategic communications services in an effort to improve the coordination and program value for current and prospective clients. Each of iDNA’s senior marketing strategists develops new marketing initiatives, creates new project opportunities, seeks new clients for its services and expands existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategists’ initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period in new client initiatives and relationships before iDNA expects to realize revenues in the form of new projects and/or clients.

Cost of Service Revenues:    Cost of revenues for the six months ended July 31, 2007 and 2006 was $4.6 million and $4.4 million, respectively.

Cost of revenues attributed to the information services segment was at $2.8 million for the six months ended July 31, 2007 as compared to $2.7 million for the six months ended July 31, 2006.

The gross profit realized by the information services segment for the six months ended July 31, 2007 and 2006 was $1.9 million and $2.2 million, respectively. The gross profit decrease of $344,000 for the six months ended July 31, 2007 as compared to the six months ended July 31, 2006 is due principally (i) a decline in revenues of $210,000, (ii) a reduction in project margins for the period and (iii) an increase in project overhead costs. The gross margin for the six months ended July 31, 2007 decreased 5.4% to 40.0% as compared to 45.4% for the six months ended July 31, 2006, principally due to (i) an increase in direct project costs of 4.3% that resulted in lower project margins and (ii) an increase of 1.1% in indirect production overhead expenses.

Cost of revenues attributable to the strategic communications segment increased $71,000 to $1.84 million for the six months ended July 31, 2007 as compared to $1.77 million for the six months ended July 31, 2006. The gross profit decrease of $393,000 for the six months ended July 31, 2007 as compared the six months ended July 31, 2006 is principally due to (i) the decrease of revenues and (ii) an increase in direct project costs as a consequence of the completion of smaller, lower margin projects during the period. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues. For the six months ended July 31, 2007, gross profit broke even due to the combination of direct project costs and fixed production operating and personnel costs incurred were equal to the revenues realized for completed projects during the period.

Selling, General and Administrative (‘‘SG&A’’):    SG&A for the six months ended July 31, 2007 and the six months ended July 31, 2006 was $4.7 million and $4.9 million, respectively.

SG&A attributed to the information services segment was $2.4 million and $2.3 million, respectively, for six months ended July 31, 2007 and the six months ended July 31, 2006. The net increase in information services SG&A was $36,000 for the six months ended July 31, 2007 as compared to the six months ended July 31, 2006.

SG&A attributable to the strategic communications services segment decreased $302,000 to $1.8 million for six months ended July 31, 2007 as compared to $2.1 million for the six months ended

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

July 31, 2006. The decrease in SG&A was principally due to (i) a net decrease in personnel and related benefit expenses, (ii) a decrease in professional services and consulting expenses and (iii) the reduction in facility rent and related occupancy costs as iDNA initiated its plan to consolidate its New York City-based strategic communications operations into one facility.

SG&A for undistributed corporate expenses for the six months ended July 31, 2007 and July 31, 2006 was $470,000 and $436,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $34,000 for the six months ended July 31, 2007 as compared to the six months ended July 31, 2006 was due principally to a decrease in personnel and related benefit expenses.

Income from AFC Investment:    iDNA accounts for its investment in AFC using the equity method. For the six months ended July 31, 2007 and July 31, 2006, iDNA recorded income of $336,000 and $260,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Revenues	$3,288	$2,929

Film rental	857	813
Operating costs	1,300	1,174
Depreciation and amortization	390	337
General and administrative expenses	68	85
	2,615	2,409
Net income	$673	$520
iDNA’s proportionate share of net income	$336	$260

AFC’s revenues increased $359,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, principally as a result of the net effects of (i) an increase of 13.8% in attendance period-to-period, (ii) a 1.6% increase in average ticket prices, offset by, (iii) a decrease of $7,000 in other, concession and café revenues. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, decreased 1.6% to 26.1% from 27.7% for the six months ended June 30, 2007 and 2006, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percent of revenue, decreased 0.6% to 39.5% for the six months ended June 30, 2007, as compared to 40.1% for the six months ended June 30, 2006 due principally to the net effect of (i) increased revenues, offset by, (ii) an increase in operating costs, principally for rent, professional fees and depreciation, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

Interest Expense:    For the six months ended July 31, 2007 and 2006, iDNA incurred interest expense of $113,000 and $363,000, respectively. The decrease of $250,000 in interest expense for the six month period ended July 31, 2007 as compared to the six month period ended July 31, 2006 is due principally to the net effects of (i) the suspension of interest attributable to the Campus Notes for the period February 1, 2007 through July 31, 2007, offset by, (ii) an increase of $78,000 in interest expense relating to a $1.0 million promissory note issued in July 2006.

The aggregate principal amount of the Campus Notes outstanding during the interest suspension period was $12.1 million and the value of the foregone interest for the six months ended July 31, 2007 was $306,000. The Campus Notes issued by iDNA to acquire the Campus Group bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group. For the trailing twelve month period ended July 31, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through July 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

Interest expense abatement:    The Campus Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realize a gain from the abatement of interest on the Campus Notes of $631,000 for the six months ended July 31, 2006.

Income Taxes:    Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the six month periods ended July 31, 2007 and July 31, 2006. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations   —   continued

Liquidity and Capital Resources

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on July 20, 2006, iDNA consummated a Loan and Security Agreement (‘‘Loan Agreement’’) with a lender and issued a Promissory Note (the ‘‘Note’’) in a principal amount of $1.0 million. The lender, Seasons Go Round, is an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal amount owed under the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. The Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA’s right, title and interest in and to virtually all of iDNA’s assets. The lien does not extend to the common stock or membership interests of certain subsidiaries — the Campus Group and Option Technologies Interactive, LLC. (‘‘OTI’’)

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (‘‘FWA’’) and MeetingNet Interactive, Inc. (‘‘MeetingNet’’) promissory notes in an aggregate principal amount of $1.5 million (the ‘‘OTI Promissory Notes’’). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. The OTI Promissory Notes are secured by the membership interests of OTI. At July 31, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.0 million and accrued interest of $13,000.

As a consequence of iDNA’s acquisition of The Campus Group effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the ‘‘Campus Notes’’). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (‘‘Base Notes’’) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (‘‘Trailing Notes’’) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (‘‘Convertible Note’’) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. The Campus Notes are secured by the capital stock of the companies comprising The Campus Group. At July 31, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement on the Campus Notes, iDNA realized a gain of $631,000 during the second quarter of Fiscal 2007. For the trailing twelve month period ended July 31, 2007, the Campus Group’s financial performance

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

remained below the minimum operating cash flow thresholds. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through July 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes; however, iDNA is not obligated to pay any principal or interest on the Campus Notes until October 31, 2007.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (‘‘OMI’’) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the ‘‘SBA Loan’’). At July 31, 2007, the remaining balance of the SBA Loan of $313,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. The SBA Loan is collateralized by substantially all of OMI’s assets and payment thereunder is subject to the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. The capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At July 31, 2007, the remaining balance due under the capital lease was $69,000.

For the six months ended July31, 2007, iDNA’s cash and cash equivalents decreased $254,000 due principally to the net effects of (i) proceeds from AFC distributions of $750,000, (ii) proceeds from the exercise of stock options of $14,000, offset by (iii) cash flows used in operations of $805,000, (iv) capital expenditures of $58,000, and (v) the repayment of debt of $155,000.

Prior to the issuance of the Note, iDNA had no external source of financing and had operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA is currently pursuing (i) reductions in its operating expenses, (ii) investments in new marketing initiatives and (iii) new debt or equity financing as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities and to secure working capital. iDNA has identified and is in the advanced stages of negotiation and documentation of a proposed new credit facility of $4.2 million (the ‘‘Proposed Facility’’) with a third party lender. Pursuant to the terms of the Proposed Facility, (i) the maturity date for the facility will be September 2009 with iDNA possessing the option, subject to certain criterion, to extend the facility for an additional one year period, (ii) iDNA is required to pay principal and interest quarterly and in arrears via the assignment of future distributions by AFC to the lender, (iii) the outstanding principal bears interest at the prime rate plus four percent (4%) per annum, (iv) outstanding principal is subject to one-half of one percent (0.5%) facility fee, (v) iDNA shall pay a $120,000 prepayment or exit fee at maturity and (v) iDNA shall issue to the lender 1.5 million warrants to purchase iDNA Common Stock at an exercise price equal to 110% of the average closing bid price of iDNA Common Stock for the twenty day trading period preceding the closing date. The projected use of proceeds from the Proposed Facility includes (i) the re-payment and retirement of the Note, (ii) the payment of transaction fees and (iii) general working capital.

The Proposed Facility will be secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA’s right, title and interest in and to virtually all of iDNA’s assets. The lien does not extend to the common stock of certain subsidiaries — the Campus Group Companies, Inc., Audience Response Systems, Inc., Multi-Video Service, Inc. and Interactive Conferencing Network, Inc. (collectively known as ‘‘The Campus Group’’) or to the membership interests of Option Technologies Interactive, LLC. Though the negotiation of the terms and conditions of the Proposed Facility is at an advanced stage, there can be no assurance that iDNA will close such financing and the final terms and underlying economics of the Proposed Facility may be subject to material change prior to a closing. iDNA’s ability to consummate the financing is dependent on the state of the debt and/or equity markets at the time of the closing of the Proposed Facility and the final structure of the

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations — continued

financing. There is no assurance that capital in any form will be available to iDNA, and if available, will be available on terms and conditions that are acceptable to iDNA.

As of July 31, 2007, iDNA had cash and cash equivalents of $294,000. iDNA believes that its current cash balances combined with cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses and existing liabilities, to fund existing debt repayments and to fund its activities through the next twelve months regardless of whether the Proposed Facility closes. However, as previously discussed, iDNA’s lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA’s Board of Directors. Such limitations may have an adverse impact on iDNA’s financial position, results of operations and liquidity.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. iDNA is currently evaluating the impact SFAS No. 159 will have on its consolidated financial position.

Inflation

Inflation has not had a material adverse impact on iDNA.

Off-Balance Sheet Arrangements

iDNA does not have in place any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

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

As of July 31, 2007, the interest rates under iDNA’s long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

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

PART II. — OTHER INFORMATION

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

ARAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at July 31, 2007 and January 31, 2007 was $235,000 and $235,000, respectively.

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

In January 2007, at the request of the parties, the Court held a settlement conference during which all parties agreed in principal to a global settlement. Pursuant to the terms of the proposed global settlement, OTI agreed not to use the trademark Digivote (OTI had ceased that use substantially before the litigation commenced) and to make a cash payment of $25,000 to Brahler. In July 2007, the settlement was confirmed and the matter was dismissed with prejudice.

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

Not applicable

Item 3.    Defaults Upon Senior Securities.

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.    Other Information.

Not applicable

Item 6.    Exhibits.

Exhibit Number	Title of Exhibit	Page Number
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005, SEC File No. 1-11601).	N/A
3.2	Second Amended and Restated By-Laws of the Company dated as of November 4, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 4, 2005, SEC File No. 1-11601).	N/A
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of the Series A Convertible Preferred Stock of the Company, dated as of April 5, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2000, SEC File No. 1-11601).	N/A
4.2	Certificate of Designations of Series B and Series C Preferred Stock of the Company dated as of December 15, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2001, SEC File No. 1-11601).	N/A
4.3	Certificate of Designation Preferences and Rights of Series D Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2001, SEC File No. 1-11601).	N/A

Exhibit Number	Title of Exhibit	Page Number
4.4	Specimen Stock Certificate — of the Company’s Common Stock (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed on April 25, 1996, SEC File No. 1-11601).	N/A
4.5	Specimen Stock Certificate of the Company’s Series C Redeemable Preferred Stock Certificate (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, filed on May 16, 2001, SEC File No. 1-11601).	N/A
4.6	Rights Agreement, dated as of September 26, 2001, between the Company and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation, Preferences and Rights for the Series D Junior Participating Preferred Stock as Exhibit ‘‘A’’, the form of Rights Certificate as Exhibit ‘‘B’’ and the Summary of Rights to Purchase Preferred Stock as Exhibit ‘‘C’’ (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2001, SEC File No. 1-11601).	N/A
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934	40
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934	41
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Securities Act of 1934 and 18 U.S.C. (Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	42
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Act of 1934 and 18 U.S.C. (Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDNA, INC.
Date: September 18, 2007	By:	/s/ James J. McNamara
James J. McNamara Chairman of the Board and Chief Executive Officer (principal executive officer)
	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr. Chief Financial Officer (principal accounting and financial officer)