Form 10-Q
period 2007-10-31
iDNA, Inc.
filed 2007-12-14
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  1-11601

iDNA, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1816760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 Madison Avenue, 7th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 644-1400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 12, 2007
Common Stock, $0.05 par value	9,954,614

iDNA, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of iDNA, Inc. and Subsidiaries as of October 31, 2007, the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended October 31, 2007 and 2006, the related condensed consolidated statement of stockholders’ equity and comprehensive loss for the nine-month period ended October 31, 2007 and the condensed consolidated statements of cash flows for each of the nine-month periods ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ Grant Thornton LLP
Cleveland, Ohio
December 13, 2007

iDNA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	October 31,	January 31,
	2007	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$291	$548
Restricted cash (Note 1)	147	147
Accounts receivable, net of allowance of $67 and $82, respectively (Note 1)	2,476	1,796
Income taxes refundable	19	19
Inventory (Note 1)	113	232
Prepaid expenses	309	293
Other current assets	171	115
Total current assets	3,526	3,150

Property and equipment, net of accumulated depreciation of $3,170 and $2,833, respectively (Note 1)	2,213	2,752
Investment in AFC (Note 2)	6,958	7,224
Goodwill (Note 1)	2,728	2,728
Other intangible assets, net of accumulated amortization of $2,790 and $2,183, respectively (Note 1)	5,508	6,115
Other assets	108	109

	$21,041	$22,078

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current maturities of long term obligations (Note 3)	$711	$805
Accounts payable	1,822	1,621
Accrued income taxes	361	298
Deferred revenue (Note 1)	1,915	1,033
Self-insurance claims (Note 4)	235	235
Other liabilities	1,491	1,445
Total current liabilities	6,535	5,437

Long term obligations (Note 3)	10,986	11,071
Convertible promissory note (Note 3)	2,825	2,825
	20,346	19,333

COMMITMENTS AND CONTINGENCIES (Note 4)	-	-

STOCKHOLDERS' EQUITY
Preferred stock	-	-
Common stock - $.05 par value, authorized 50,000,000 shares, issued 39,949,589 and 39,949,589 shares, respectively	1,997	1,997
Additional paid-in capital	175,176	174,837
Retained deficit	(154,326)	(151,699)
Deferred compensation	(24)	(41)
Treasury stock, at cost, 29,994,975 and 30,294,975 shares, respectively	(22,128)	(22,349)
Total stockholders' equity	695	2,745
	$21,041	$22,078

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006

Revenues (Note 1)	$5,070	$4,758	$11,494	$11,728

Cost of revenues (Note 1)	2,501	2,554	7,067	6,929

Gross profit	2,569	2,204	4,427	4,799

Selling, general and administrative	2,390	2,452	7,073	7,367
Impairment charge (Note 6)	-	-	-	4,482

Income (loss) from operations	179	(248)	(2,646)	(7,050)

Other income (expense):
Income from AFC investment (Note 2)	148	191	484	451
Interest income	1	4	4	10
Interest expense (Note 3)	(59)	(216)	(172)	(579)
Interest expense abatement (Note 3)	-	-	-	631

Income (loss) from continuing operations before income taxes	269	(269)	(2,330)	(6,537)

Benefit (provision) for income taxes	(14)	(11)	(18)	(34)

Income (loss) from continuing operations	255	(280)	(2,348)	(6,571)

Income from discontinued operations, net of tax	-	1	8	3

Net income (loss)	$255	$(279)	$(2,340)	$(6,568)

Basic and diluted income (loss) per share
Continuing operations	$.03	$(.03)	$(.24)	$(.72)
Discontinued operations	-	-	-	-
Net income (loss) per share	$.03	$(.03)	$(.24)	$(.72)

Weighted average number of shares outstanding
Basic and diluted	9,955	9,098	9,924	9,072

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
and Comprehensive Loss
Nine Months Ended October 31, 2007
(in thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional			Deferred		Comprehensive
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Retained Deficit	Treasury Stock	Compensation Expense	Total	Income (Loss)

Balance at January 31, 2007	-	$-	39,949,589	$1,997	$174,837	$(151,699)	$(22,349)	$(41)	$2,745
Cummulative adjustment for the adoption of FIN 48 (Note 1)						(80)			(80)
Net loss						(2,340)			(2,340)	$(2,340)
Share-based compensation expense					339				339
Treasury stock issued						(207)	221		14
Deferred compensation expense								17	17

Comprehensive income (loss)										$(2,340)

Balance at October 31, 2007	-	$-	39,949,589	$1,997	$175,176	$(154,326)	$(22,128)	$(24)	$695

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2007	2006
Cash flows from operating activities
Net loss	$(2,340)	$(6,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,233	1,206
Impairment charge	-	4,482
Income from AFC investment	(484)	(451)
Share-based compensation expense	211	200
Stock issued as compensation for services rendered	128	5
Amortization of deferred compensation expense	17	17
Loss on disposal of assets	10	-

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(680)	145
Accrued income tax/refundable	(17)	(55)
Accounts payable	201	100
Deferred revenue	882	236
Other operating assets and liabilities, net	94	(38)
Net cash used in operating activities	(745)	(721)

Cash flows from investing activities:
Proceeds from AFC distributions	750	1,207
Purchase of letter of credit, increase in restricted cash	-	(147)
Purchase of other property and equipment	(97)	(533)
Net cash provided by investing activities	653	527

Cash flows from financing activities:
Proceeds from issuance of promissory note	-	1,000
Proceeds from borrowings under a capital lease		102
Proceeds from exercise of stock options	14	-
Payments to retire due to former OTI Members	-	(530)
Payments on debt, notes payable and capital lease	(179)	(341)
Net cash provided by (used in) financing activities	(165)	231

Increase (decrease) in cash and cash equivalents	(257)	37
Cash and cash equivalents at beginning of period	548	1,144
Cash and cash equivalents at end of period	$291	$1,181

Supplemental disclosures of cash flow information:
Interest paid	$175	$99
Income taxes paid	$17	$55

See accompanying notes to condensed consolidated financial statements

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

General
The accompanying unaudited condensed consolidated financial statements include the accounts of iDNA, Inc. and its subsidiaries (“iDNA”). iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies (see Note 5).

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

As a consequence of iDNA’s investment in the Angelika Film Centers, LLC (“AFC”), iDNA operates in the movie exhibition and entertainment industry (see Note 2).

The financial statements are unaudited but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of iDNA’s consolidated financial position, results of operations, stockholders’ equity and comprehensive loss, and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA’s consolidated financial statements, including the notes thereto, appearing in iDNA’s Annual Report on Form 10-K for the year ended January 31, 2007. The results of operations for the three months and nine months ended October 31, 2007 are not necessarily indicative of operating results that may be achieved over the course of the full year.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

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

iDNA uses a January 31 year-end for financial reporting purposes. References herein to the term “Fiscal 2008” shall mean iDNA’s fiscal year ending January 31, 2008 and references to other “Fiscal” years shall mean the year that ended (or ends, as the case may be) on January 31 of the year indicated. The term the “Company” or “iDNA” as used herein refers to iDNA, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

Revenues
iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $171,000 and $115,000, respectively, are reported as other current assets at October 31, 2007 and January 31, 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended October 31, 2007 and 2006, electronic equipment sales were $560,000 and $708,000, respectively. For the nine months ended October 31, 2007 and 2006, electronic equipment sales were $1.6 million and $2.0 million, respectively.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

Cost of Revenues
Cost of revenues consists of direct expenses specifically associated with client service revenues. The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

Research and Development Costs
Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues. iDNA charged $96,000 and $101,000, respectively, to research and development expense for the three months ended October 31, 2007 and 2006. iDNA charged $305,000 and $299,000, respectively, to research and development expense for the nine months ended October 31, 2007 and 2006.

Restricted Cash

In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of October 31, 2007 and January 31, 2007.

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
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

Goodwill and Other Intangible Assets
Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator (see Note 6).

In its acquisition of Option Technologies Interactive, LLC (“OTI”), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $703,000. The useful lives of these intangibles are estimated to be 5 to 7 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended October 31, 2007 and 2006, iDNA charged to operations $26,000 and $12,000, respectively, for the amortization of these intangible assets. For the nine months ended October 31, 2007 and 2006, iDNA charged to operations $78,000 and $88,000, respectively, for the amortization of these intangible assets.

In its acquisition of Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the “Campus Group”), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The useful lives of these intangibles were initially estimated to be 17 years and 9 years, respectively. In connection with iDNA’s impairment analysis, effective July 31, 2006, among other adjustments, the estimated useful life of the client relationships was revised to 10 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For the three months ended October 31, 2007 and 2006, iDNA charged to operations $176,000 and $153,000, respectively for the amortization of these intangible assets. For the nine months ended October 31, 2007 and 2006, iDNA charged to operations $529,000 and $437,000, respectively, for the amortization of these intangible assets.

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
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

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

In February 2007, iDNA adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. The interpretation requires that iDNA recognize the impact of a tax position in the financial statements if that position is less likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of retained earnings (deficit).

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

Effective November 3, 2000, iDNA repurchased shares of its common stock, $0.05 par value, (“Common Stock”) and underwent a “change in ownership” as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a consequence of this “change in ownership”, the use of net operating loss carryforwards totaling $61.0 million incurred prior to November 3, 2000 (“pre-change losses”) will be subject to significant annual limitation. Based upon an evaluation of the tax position regarding the Section 382 limitation on the pre-change losses, iDNA has determined that $5.9 million of these pre-change losses may expire unused resulting in a tax-effected reduction of $2.1 million to iDNA’s net operating loss carryforwards included in its net deferred tax asset. As a consequence of this evaluation, as of February 1, 2007 iDNA (i) reduced the amount of its net deferred tax asset attributable to its net operating loss carryforwards by $2.1 million, thereby reducing its total net deferred tax asset from $39.4 million to $37.3 million, and (ii) reduced iDNA’s valuation allowance by $2.1 million from $39.4 million to $37.3 million. These adjustments offset one another, resulting in no net charge to iDNA’s opening retained deficit reported for the nine months ended October 31, 2007.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

Stock-Based Compensation
Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $60,000 and $60,000, respectively, for share-based compensation for the three months ended October 31, 2007 and 2006. iDNA charged to operations $211,000 and $200,000, respectively, for share-based compensation for the nine months ended October 31, 2007 and 2006.

Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA, $0.05 par value common stock (“Common Stock”) outstanding for the period. Dilutive earnings per share for all periods presented is the same as basic earnings per share because the inclusion of common stock, in the form of stock options and warrants, would have an anti-dilutive effect on income (loss) per share for the three months and nine months ended October 31, 2007 and 2006. For the nine months ended October 31, 2007 and 2006, iDNA excluded 39,711 and 0, respectively, from the earnings (loss) per share computation due to their dilutive effect. For three months ended October 31, 2007 and 2006, there were no common stock equivalents excluded for the earnings per share computation due to their dilutive effect.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. iDNA is currently evaluating the impact SFAS No. 159 will have on its consolidated financial position.

Reclassifications
Certain Fiscal 2007 amounts have been reclassified to conform with Fiscal 2008 presentations.

Note 2 – Investment in AFC

On April 5, 2000, iDNA, through its wholly owned subsidiary National Cinemas, Inc., acquired a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and café complex in the Soho District of Manhattan in New York City.

AFC is currently owned 50% by iDNA and 50% by Reading International, Inc. (“Reading”). The articles and bylaws of AFC provide that for all matters subject to a vote of the members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

iDNA uses the equity method to account for its investment in AFC. iDNA’s initial investment exceeded its share of AFC’s net assets and that portion of the investment balance is accounted for in a manner similar to goodwill. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the three months ended October 31, 2007 and 2006, iDNA recorded income of $148,000 and $191,000, respectively, representing its share of AFC’s net income. For the nine months ended October 31, 2007 and 2006, iDNA recorded income of $484,000 and $451,000, respectively, representing its share of AFC’s net income.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Investment in AFC – continued

Summarized income statement data for AFC for the three months and nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$1,408	$1,646	$4,696	$4,575

Film rental	287	406	1,144	1,219
Operating costs	608	635	1,909	1,809
Depreciation and amortization	195	195	585	532
General and administrative expenses	22	28	90	113
	1,112	1,264	3,728	3,673
Net income	$296	$382	$968	$902

iDNA's proportionate share of net income	$148	$191	$484	$451

Note 3 – Current and Long Term Obligations

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At October 31, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.0 million and accrued interest of $13,000.

As a consequence of iDNA’s acquisition of the Campus Group effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the “Campus Notes”). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (“Base Notes”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (“Trailing Notes”) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (“Convertible Note”) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into shares of iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. iDNA’s obligations under the Campus Notes are secured by the capital stock of the companies comprising the Campus Group. At October 31, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations – continued

For the trailing twelve month period ended October 31, 2006, The Campus Group’s financial performance had fallen below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus Notes of $631,000 during the second quarter of Fiscal 2007. For the trailing twelve month period ended October 31, 2007, the Campus Group’s financial performance remained below the minimum operating cash flow thresholds. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through October 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At October 31, 2007, the remaining balance of the SBA Loan of $307,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan is collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. OMI’s obligations under the capital lease are collateralized by the digital media production and editing equipment acquired by OMI. At October 31, 2007, the remaining balance due under the capital lease was $61,000. The accumulated depreciation for the underlying equipment pursuant to the capital lease was $40,000 and $14,000, respectively, at October 31, 2007 and January 31, 2007.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations – continued

On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note (the “Note”) in a principal amount of $1.0 million. The lender, Seasons Go Round, is an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal of the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. iDNA’s obligations under the Note is secured by a perfected first priority security interest in and to, and a lien on and pledge of iDNA’s right, title and interest in and to virtually all of iDNA’s assets not previously pledged pursuant to other long term obligations. At October 31, 2007, the balance due under the Note was $1.0 million. The Note was repaid and retired on November 21, 2007 as a consequence of iDNA’s then consummated Master Loan and Security Agreement with a lender in the principal amount of $4.25 million (see Note 7). As a further consequence of the consummation of Master Loan and Security Agreement, iDNA has classified the Note as a long term obligation at October 31, 2007.

The components of long term obligations at October 31, 2007 are as follows (in thousands):

Amounts
Capital leases	$61
SBA loan	307
Promissory note	1,000
OTI promissory notes	1,008
Base promissory notes	6,046
Trailing promissory notes	3,275
Convertible debt	2,825
14,522
Less current maturities	(711)
Long-term obligations and convertible debt	$13,811

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations – continued

iDNA’s current maturities and long term obligations at October 31, 2007 are as follows (in thousands):

Amounts
2008	$715
2009	1,033
2010	1,577
2011	515
2012	4,430
Thereafter	6,257
14,527
Less: capital lease interest	(5)
$14,522

Note 4 – Commitments and Contingencies

Self-Insurance Reserves for Property Damage and Personal Injury Claims
iDNA, under the names Agency Rent-A-Car, Inc. (“ARAC”), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal 1996, iDNA disposed of its rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at both October 31, 2007 and January 31, 2007 was $235,000.

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

Note 5 – Segment Information

iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies for the respective segments.

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income. The table below presents the information about reportable segments for continuing operations used by iDNA’s chief operating decision-makers for the three months and nine months ended October 31, 2007 and 2006. Prior financial periods have been conformed to the current presentation (in thousands):
		Strategic		Undistributed
	Information	Communications		Corporate	Intersegment
	Services	Services	Entertainment	Expenses	Elimination	Total
Three Months Ended October 31, 2007
Revenues	$2,432	$2,729	$-	$-	$(91)	$5,070
Operating income (loss)	47	365	148	(291)	-	269
Depreciation and amortization expense	219	177	-	11	-	407
Capital expenditures	9	28	-	2	-	39

Three Months Ended October 31, 2006
Revenues	$2,457	$2,350	$-	$-	$(49)	$4,758
Operating income (loss)	22	157	191	(639)	-	(269)
Depreciation and amortization expense	230	163	-	17	-	410
Capital expenditures	119	95	-	17	-	231

Nine Months Ended October 31, 2007
Revenues	$7,074	$4,568	$-	$-	$(148)	$11,494
Operating income (loss)	(469)	(1,481)	484	(864)	-	(2,330)
Depreciation and amortization expense	656	539	-	38	-	1,233
Capital expenditures	48	43	-	6	-	97

Nine Months Ended October 31, 2006
Revenues	$7,309	$4,512	$-	$-	$(93)	$11,728
Operating income (loss)	(107)	(6,080)	451	(801)	-	(6,537)
Depreciation and amortization expense	654	503	-	49	-	1,206
Impairment charge	-	4,482	-	-	-	4,482
Capital expenditures	338	124	-	71	-	533

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Impairment of Long-Lived Assets and Goodwill

Pursuant to iDNA’s established accounting policies, iDNA conducted its Fiscal 2006 annual analysis of goodwill as of January 31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit had been less than the estimated book value, then an impairment would have been deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit. iDNA concluded that as of January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

However, during the second quarter of Fiscal 2007, as a consequence of declining revenues and the loss of a client, the results of the operations of the Campus Group Companies, Inc. (“CGC”) reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, second quarter operations for Fiscal 2007 were charged $2.6 million and $1.9 million for the estimated impairment of CGC’s goodwill and other intangible assets, respectively. Additionally, iDNA determined it appropriate to reduce the useful life of the CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC’s operations and will recognize further impairment charges if and when deemed appropriate.

iDNA subsequently conducted its Fiscal 2007 annual analysis of goodwill as of January 31, 2007. iDNA concluded that as of January 31, 2007 there were no additional impairments of its goodwill based upon the then estimated fair value of its reporting units.

Note 7 – Subsequent Event – iDNA Consummates Loan Agreement

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar agreed to provide a term loan in an aggregate principal amount of $4,250,000 (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest is to accrue on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Subsequent Event – iDNA Consummates Loan Agreement - continued

iDNA has utilized the proceeds from the Term Loan Financing in the following manners: (i) approximately $1.0 million was applied for the repayment and retirement of iDNA’s indebtedness to Seasons Go Round Inc.; (ii) approximately $260,000 was used for prepayment of interest on the Term Loan; (iii) approximately $167,000 was paid to Silar or its designee in satisfaction of fees and expenses due in connection with the Term Loan Financing; (iv) $60,000 was paid to a consultant for its role in facilitating the Term Loan Financing; and (v) the remaining proceeds of approximately $2.7 million have been and will continue to be utilized for working capital purposes.

iDNA’s obligations under the Term Loan are secured by a pledge of all of Holdings’ assets, including all of the outstanding shares of National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC. The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) NCI (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

In connection with the Term Loan Financing, as required by the Loan Agreement, iDNA also issued to Silar a warrant (the “Warrant”) to purchase 1.5 million shares of iDNA’s Common Stock at an exercise price of $0.27 per share. The number of shares issuable upon exercise of the Warrant is subject to customary adjustment in the event of a stock dividend, stock split, reverse stock split or similar event and is furthermore subject to a weighted-average antidilution protection in the event that iDNA issues additional shares of Common Stock for consideration less than the existing exercise price under the Warrant. Additionally, pursuant to the Warrant, the holder thereof has been granted (subject to certain conditions, including the reimbursement of iDNA’s costs) three demand registration rights for the underlying shares of Common Stock, as well as unlimited piggyback registration rights for such shares of Common Stock.

Item 2.
iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General

iDNA, Inc. (the “Company” or “iDNA”), began operations in 1969 and was incorporated in Delaware in 1971. As a consequence of iDNA’s consummation of a series of acquisitions during the past four years, iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies for the respective segments.

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

As of consequence of iDNA’s investment in the Angelika Film Centers, LLC (“AFC”), iDNA operates in the movie exhibition and entertainment industry.

Critical Accounting Policies

iDNA’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require iDNA to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of iDNA. iDNA’s significant accounting policies are described in Note 1 of Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I (hereinafter, the “Notes”). However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with the Audit Committee of iDNA’s Board of Directors. A discussion of iDNA’s critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Revenues: iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $171,000 and $115,000, respectively, are reported as other current assets at October 31, 2007 and January 31, 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended October 31, 2007 and 2006, electronic equipment sales were $560,000 and $708,000, respectively. For the nine months ended October 31, 2007 and 2006, electronic equipment sales were $1.6 million and $2.0 million, respectively.

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

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

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

Pursuant to iDNA’s established accounting policies, iDNA conducted its Fiscal 2006 annual analysis of goodwill as of January 31, 2006. iDNA estimated the fair value of its reporting units and compared those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit had been less than the estimated book value, then an impairment would have been deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit. iDNA concluded that as of January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

However, during the second quarter of Fiscal 2007, as a consequence of declining revenues and the loss of a client, the results of the operations of the Campus Group Companies, Inc. (“CGC”) reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, second quarter operations for Fiscal 2007 were charged $2.6 million and $1.9 million for the estimated impairment of CGC’s goodwill and other intangible assets, respectively. Additionally, iDNA determined it appropriate to reduce the useful life of the CGC client relationships intangible asset from 17 years to 10 years. iDNA will continue to monitor CGC’s operations and will recognize further impairment charges if and when deemed appropriate.

iDNA conducted its Fiscal 2007 annual analysis of goodwill as of January 31, 2007. iDNA concluded that as of January 31, 2007 there were no additional impairments of its goodwill based upon the then estimated fair value of its reporting units.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Self-Insurance Claims: iDNA’s wholly-owned subsidiary ARAC, Inc. (“ARAC”) maintained and continues to maintain self-insurance for claims and associated litigation expenses relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental operations occurring in Fiscal 1996 and prior. ARAC was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. ARAC was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving ARAC vehicles operated by employees within the scope of their employment.

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at October 31, 2007 and January 31, 2007 was $235,000 and $235,000, respectively.

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

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Stock-Based Compensation: Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $60,000 and $60,000, respectively, for share-based compensation for the three months ended October 31, 2007 and 2006. iDNA charged to operations $211,000 and $200,000, respectively, for share-based compensation for the nine months ended October 31, 2007 and 2006.

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

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended October 31, 2007 as Compared to the Three Months Ended October 31, 2006

The following table sets forth for the three months ended October 31, 2007 and 2006 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands). All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

	Information Services Three Months Ended October 31,		Strategic Communications Services Three Months Ended October 31,		Intersegment Elimination Three Months Ended October 31,
	2007	2006	2007	2006	2007	2006

Revenues	$2,432	$2,457	$2,729	$2,350	$(91)	$(49)
Cost of revenues	1,325	1,523	1,267	1,080	(91)	(49)
Selling, general and administrative expenses	1,060	912	1,097	1,112	-	-
Operating income (loss)	47	22	365	157	-	-
Depreciation and amortization expense	219	230	177	163	-	-

	Entertainment Three Months Ended October 31,		Undistributed Corporate Expenses Three Months Ended October 31,		Consolidated Three Months Ended October 31,
	2007	2006	2007	2006	2007	2006

Revenues	$-	$-	$-	$-	$5,070	$4,758
Cost of revenues	-	-	-	-	2,501	2,554
Selling, general and administrative expenses	-	-	233	428	2,390	2,452
Operating income (loss)	148	191	(291)	(639)	269	(269)
Depreciation and amortization expense	-	-	11	17	407	410

Revenues: Revenues increased 6.6% to $5.1 million for the three months ended October 31, 2007 as compared to $4.8 million for the three months ended October 31, 2006.

Revenues attributed to the information services segment decreased $25,000 to $2.4 million for the three months ended October 31, 2007 as compared to $2.5 million for the three months ended October 31, 2006. The decrease in revenues was principally due to the net effect of (i) a decline in electronic equipment sales of $148,000, offset by, (ii) an increase of $123,000 as a consequence of changes in the timing and/or scope of the projects completed during the three months ended October 31, 2007 as compared to the three months ended October 31, 2006.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Revenues attributed to the strategic communications services segment increased $379,000 to $2.7 million for the three months ended October 31, 2007 as compared to $2.3 million for the three months ended October 31, 2006. The increase in revenues was principally due to an increase in the scope and size of and a change of timing for projects completed during the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. Although the scope of projects completed during the three months ended October 31, 2007 increased, deferred revenue increased by $882,000 from January 31, 2007 as a consequence of an increase of the revenue value of projects scheduled for completion during the fourth quarter of Fiscal 2008 and the first quarter of Fiscal 2009.

The nature of iDNA’s business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. The timing and fluctuations between periods for assignments is particularly apparent for our strategic communications segment where assignments tend to be fewer in number but larger in scope than the information services segment. As a consequence, revenues tend to fluctuate from quarter-to-quarter based upon the client determined timing for completion of an assignment.

iDNA recently consolidated its previously decentralized marketing for strategic communications services in an effort to improve the coordination and program value for current and prospective clients. Each of iDNA’s senior marketing strategists develops new marketing initiatives, creates new project opportunities, seeks new clients for its services and expands existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategists’ initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period in new client initiatives and relationships before iDNA expects to realize revenues in the form of new projects and/or clients.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Cost of Service Revenues: Cost of revenues for the three months ended October 31, 2007 and 2006 was $2.5 million and $2.6 million, respectively.

Cost of revenues attributed to the information services segment was $1.3 million for the three months ended October 31, 2007 as compared to $1.5 million for the three months ended October 31, 2006.

The gross profit realized by the information services segment for the three months ended October 31, 2007 and 2006 was $1.1 million and $934,000, respectively. The gross profit increase of $173,000 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 is due principally to (i) an increase in project margins for the period and (ii) a decrease of $33,000 in project overhead costs. The gross margin for the three months ended October 31, 2007 increased 7.5% to 45.5% as compared to 38.0% for the three months ended October 31, 2006, principally due to (i) a decrease in direct project costs of 4.5% that resulted in higher project margins and (ii) a decrease of 3.0% in indirect production overhead expenses as a percentage of revenues.

Cost of revenues attributable to the strategic communications segment increased $187,000 to $1.3 million for the three months ended October 31, 2007 as compared to $1.1 million for the three months ended October 31, 2006. The increase in the costs of revenues was principally due to a increase in direct project costs as a consequence of the $379,000 increase in revenues for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The gross profit realized by the strategic communications segment for the three months ended October 31, 2007 and 2006 was $1.5 million and $1.3 million, respectively. The gross profit increase of $192,000 for the three months ended October 31, 2007 as compared the three months ended October 31, 2006 was principally due to the increase of revenues. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”): SG&A for the three months ended October 31, 2007 and the three months ended October 31, 2006 was $2.4 million and $2.5 million, respectively.

SG&A attributed to the information services segment was $1.1 million and $912,000, respectively, for three months ended October 31, 2007 and the three months ended October 31, 2006. The net increase in information services SG&A was $148,000 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006. The net increase in SG&A was due principally to an increase in personnel and selling expenses.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

SG&A attributable to the strategic communications services segment decreased $15,000 to $1.1 million for the three months ended October 31, 2007 as compared to $1.1 million for the three months ended October 31, 2006.

SG&A for undistributed corporate expenses for the three months ended October 31, 2007 and October 31, 2006 was $233,000 and $428,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $195,000 for the three months ended October 31, 2007 as compared to the three months ended October 31, 2006 was due principally to (i) a net decrease in personnel and related benefit expenses, (ii) lower professional fees from company advisors and (iii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility.

Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the three months ended October 31, 2007 and October 31, 2006, iDNA recorded income of $148,000 and $191,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the three months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006

Revenues	$1,408	$1,646

Film rental	287	406
Operating costs	608	635
Depreciation and amortization	195	195
General and administrative expenses	22	28
	1,112	1,264
Net income	$296	$382

iDNA's proportionate share of net income	$148	$191

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

AFC’s revenues decreased $238,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, principally as a result of the net effects of (i) a decrease of 18.4% in attendance period-to-period, (ii) a decrease of $16,000 in other, concession and café revenues, offset by, (iii) a 1.7% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, decreased 4.3% to 20.4% from 24.7% for the three months ended September 30, 2007 and 2006, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percentage of revenue, increased 4.6% to 43.2% for the three months ended September 30, 2007, as compared to 38.6% for the three months ended September 30, 2006 due principally to decreased revenues for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

Interest Expense: For the three months ended October 31, 2007 and 2006, iDNA incurred interest expense of $59,000 and $216,000, respectively. The decrease of $157,000 in interest expense for the three month period ended October 31, 2007 as compared to the three month period ended October 31, 2006 is due principally to the suspension of interest attributable to the Base Notes, Trailing Notes and Convertible Note (each defined below) (collectively, the “Campus Notes”) for the period February 1, 2007 through October 31, 2007.

The aggregate carrying value of the Campus Notes outstanding during the interest suspension period was $12.1 million and the value of the foregone interest for the three months ended October 31, 2007 was $155,000. The Campus Notes issued by iDNA to acquire Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the “Campus Group”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group. For the trailing twelve month period ended October 31, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through October 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the three month periods ended October 31, 2007 and October 31, 2006. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Financial Condition and Results of Operations
Results from Operations for the Nine Months Ended October 31, 2007 as Compared to the Nine Months Ended October 31, 2006

The following table sets forth for the nine months ended October 31, 2007 and 2006 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands). All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

			Strategic
	Information Services		Communications Services		Intersegment Elimination
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007	2006

Revenues	$7,074	$7,309	$4,568	$4,512	$(148)	$(93)
Cost of revenues	4,108	4,173	3,107	2,849	(148)	(93)
Selling, general and administrative expenses	3,428	3,243	2,942	3,260	-	-
Operating income (loss)	(469)	(107)	(1,481)	(6,080)	-	-
Depreciation and amortization expense	656	654	539	503	-	-
Impairment charge	-	-	-	4,482	-	-

			Undistributed
	Entertainment		Corporate Expenses		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,
	2007	2006	2007	2006	2007	2006

Revenues	$-	$-	$-	$-	$11,494	$11,728
Cost of revenues	-	-	-	-	7,067	6,929
Selling, general and administrative expenses	-	-	703	864	7,073	7,367
Operating income (loss)	484	451	(864)	(801)	(2,330)	(6,537)
Depreciation and amortization expense	-	-	38	49	1,233	1,206
Impairment charge	-	-	-	-	-	4,482

Revenues: Revenues decreased 2.0% to $11.5 million for the nine months ended October 31, 2007 as compared to $11.7 million for the nine months ended October 31, 2006.

Revenues attributed to the information services segment decreased $235,000 to $7.1 million for the nine months ended October 31, 2007 as compared to $7.3 million for the nine months ended October 31, 2006. The decrease in revenues was principally due to changes in the timing and/or scope of the projects completed during the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Revenues attributed to the strategic communications services segment increased $56,000 to $4.6 million for the nine months ended October 31, 2007 as compared to $4.5 million for the nine months ended October 31, 2006. The increase in revenues was principally due to an increase in the scope and size of and a change in the timing for projects completed during the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006. In addition to the change in the scope of projects completed during the nine months ended October 31, 2007, deferred revenue increased by $882,000 from January 31, 2007 as a consequence of an increase of the revenue value of projects scheduled for completion during the fourth quarter of Fiscal 2008 and the first quarter of Fiscal 2009.

The nature of iDNA’s business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. The timing and fluctuations between periods for assignments is particularly apparent for our strategic communications segment where assignments tend to be fewer in number but larger in scope than the information services segment. As a consequence, revenues tend to fluctuate from quarter-to-quarter based upon the client determined timing for completion of an assignment.

iDNA recently consolidated its previously decentralized marketing for strategic communications services in an effort to improve the coordination and program value for current and prospective clients. Each of iDNA’s senior marketing strategists develops new marketing initiatives, creates new project opportunities, seeks new clients for its services and expands existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategists’ initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues. Generally, there is a six to twelve month investment period in new client initiatives and relationships before iDNA expects to realize revenues in the form of new projects and/or clients.

Cost of Service Revenues: Cost of revenues for the nine months ended October 31, 2007 and 2006 was $7.1 million and $6.9 million, respectively.

Cost of revenues attributed to the information services segment was $4.1 million for the nine months ended October 31, 2007 as compared to $4.2 million for the nine months ended October 31, 2006.

The gross profit realized by the information services segment for the nine months ended October 31, 2007 and 2006 was $3.0 million and $3.1 million, respectively. The gross profit decrease of $170,000 for the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006 was due principally to (i) a decline in revenues of $235,000 and (ii) a reduction in project margins for the period. The gross margin for the nine months ended October 31, 2007 decreased 1.0% to 41.9% as compared to 42.9% for the nine months ended October 31, 2006, principally due to an increase in direct project costs.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Cost of revenues attributable to the strategic communications segment increased $258,000 to $3.1 million for the nine months ended October 31, 2007 as compared to $2.8 million for the nine months ended October 31, 2006. The gross profit decrease of $202,000 for the nine months ended October 31, 2007 as compared the nine months ended October 31, 2006 was principally due to an increase in direct project costs as a consequence of the completion of smaller, lower margin projects during the period and in increase in production costs. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”): SG&A for the nine months ended October 31, 2007 and the nine months ended October 31, 2006 was $7.1 million and $7.4 million, respectively.

SG&A attributed to the information services segment was $3.4 million and $3.2 million, respectively, for the nine months ended October 31, 2007 and the nine months ended October 31, 2006. The net increase in information services SG&A was $185,000 for the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006. The net increase in SG&A was due principally to an increase in personnel and selling expenses.

SG&A attributable to the strategic communications services segment decreased $318,000 to $2.9 million for nine months ended October 31, 2007 as compared to $3.3 million for the nine months ended October 31, 2006. The decrease in SG&A was principally due to (i) a net decrease in personnel and related benefit expenses, (ii) a decrease in professional services and consulting expenses and (iii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility.

SG&A for undistributed corporate expenses for the nine months ended October 31, 2007 and October 31, 2006 was $703,000 and $864,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $161,000 for the nine months ended October 31, 2007 as compared to the nine months ended October 31, 2006 was due principally to (i) a net decrease in personnel and related benefit expenses, (ii) lower professional fees from company advisors and (iii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2007 and October 31, 2006, iDNA recorded income of $484,000 and $451,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Revenues	$4,696	$4,575

Film rental	1,144	1,219
Operating costs	1,909	1,809
Depreciation and amortization	585	532
General and administrative expenses	90	113
	3,728	3,673
Net income	$968	$902

iDNA's proportionate share of net income	$484	$451

AFC’s revenues increased $121,000 for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, principally as a result of the net effects of (i) an increase of 2.2% in attendance period-to-period, (ii) a 1.7% increase in average ticket prices, offset by, (iii) a decrease of $32,000 in other, concession and café revenues. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, decreased 2.2% to 24.4% from 26.6% for the nine months ended September 30, 2007 and 2006, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percentage of revenue, increased 1.1% to 40.6% for the nine months ended September 30, 2007, as compared to 39.5% for the nine months ended September 30, 2006 due principally to the net effect of (i) increased revenues, offset by, (ii) an increase in operating costs, principally for rent, professional fees and depreciation, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Interest Expense: For the nine months ended October 31, 2007 and 2006, iDNA incurred interest expense of $172,000 and $579,000, respectively. The decrease of $407,000 in interest expense for the nine month period ended October 31, 2007 as compared to the nine month period ended October 31, 2006 was due principally to the net effects of (i) the suspension of interest attributable to the Campus Notes for the period February 1, 2007 through October 31, 2007, offset by, (ii) an increase of $77,000 in interest expense relating to a $1.0 million promissory note issued in July 2006.

The aggregate principal amount of the Campus Notes outstanding during the interest suspension period was $12.1 million and the value of the foregone interest for the nine months ended October 31, 2007 was $461,000. The Campus Notes issued by iDNA to acquire the Campus Group bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group. For the trailing twelve month period ended October 31, 2007, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through October 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes.

Interest expense abatement: The Campus Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance had fallen below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus Notes of $631,000 for the nine months ended October 31, 2006.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the nine month periods ended October 31, 2007 and October 31, 2006. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on July 20, 2006, iDNA consummated a Loan and Security Agreement (“Loan Agreement”) with a lender and issued a Promissory Note (the “Note”) in a principal amount of $1.0 million. The lender, Seasons Go Round, is an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal amount owed under the Note is due February 15, 2008, (ii) iDNA is required to pay interest only, monthly and in arrears, during the term of the Note and (iii) the Note bears interest at fourteen percent (14%) per annum. iDNA may prepay the Note at any time and without a prepayment penalty. iDNA’s obligations under the Note are secured by a perfected first priority security interest in and to, and a lien on and pledge of, iDNA’s right, title and interest in and to virtually all of iDNA’s assets. The lien does not extend to the common stock or membership interests of certain subsidiaries - the Campus Group and Option Technologies Interactive, LLC. (“OTI”). The Note was repaid and retired on November 21, 2007 as a consequence of iDNA’s then consummated Master Loan and Security Agreement with a lender in the principal amount of $4.25 million (see further discussion below).

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At October 31, 2007, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $1.0 million and accrued interest of $13,000.

As a consequence of iDNA’s acquisition of The Campus Group effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the “Campus Notes”). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (“Base Notes”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (“Trailing Notes”) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (“Convertible Note”) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. iDNA’s obligations under the Campus Notes are secured by the capital stock of the companies comprising The Campus Group. At October 31, 2007, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest of $156,000.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement on the Campus Notes, iDNA realized a gain of $631,000 during the second quarter of Fiscal 2007. For the trailing twelve month period ended October 31, 2007, the Campus Group’s financial performance remained below the minimum operating cash flow thresholds. As a consequence no interest was incurred on the Campus Notes during the period February 1, 2007 through October 31, 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At October 31, 2007, the remaining balance of the SBA Loan of $307,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. OMI’s obligation under the SBA Loan is collateralized by substantially all of OMI’s assets and payment thereunder is subject to the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. OMI’s obligation under the capital lease is collateralized by the digital media production and editing equipment acquired by OMI. At October 31, 2007, the remaining balance due under the capital lease was $61,000.

For the nine months ended October 31, 2007, iDNA’s cash and cash equivalents decreased $257,000 due principally to the net effects of (i) proceeds from AFC distributions of $750,000, (ii) proceeds from the exercise of stock options of $14,000, offset by (iii) cash flows used in operations of $745,000, (iv) capital expenditures of $97,000, and (v) the repayment of debt of $179,000.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Prior to of its entry into the Loan Agreement (defined below), iDNA had no external source of financing and had operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA is currently pursuing (i) reductions in its operating expenses, (ii) investments in new marketing initiatives and (iii) new debt or equity financing as a means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities and to secure working capital.

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar agreed to provide a term loan in an aggregate principal amount of $4,250,000 (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest is to accrue on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement.

iDNA has utilized the proceeds from the Term Loan Financing in the following manners: (i) approximately $1.0 million was applied for the repayment and retirement of iDNA’s existing indebtedness to Seasons Go Round Inc.; (ii) approximately $260,000 was used for prepayment of interest on the Term Loan; (iii) approximately $167,000 was paid to Silar or its designee in satisfaction of fees and expenses due in connection with the Term Loan Financing; (iv) $60,000 was paid to a consultant for its role in facilitating the Term Loan Financing; and (v) the remaining proceeds of approximately $2.7 million have been and will continue to be utilized for working capital purposes.

iDNA’s obligations under the Term Loan is secured by a pledge of all of Holdings’ assets, including all of the outstanding shares of National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC. The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) NCI (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

In connection with the Term Loan Financing, as required by the Loan Agreement, iDNA also issued to Silar a warrant (the “Warrant”) to purchase 1.5 million shares of iDNA’s Common Stock at an exercise price of $0.27 per share. The number of shares issuable upon exercise of the Warrant is subject to customary adjustment in the event of a stock dividend, stock split, reverse stock split or similar event and is furthermore subject to a weighted-average antidilution protection in the event that iDNA issues additional shares of Common Stock for consideration less than the existing exercise price under the Warrant. Additionally, pursuant to the Warrant, the holder thereof has been granted (subject to certain conditions, including the reimbursement of iDNA’s costs) three demand registration rights for the underlying shares of Common Stock, as well as unlimited piggyback registration rights for such shares of Common Stock.

As of October 31, 2007, iDNA had cash and cash equivalents of $291,000. iDNA believes that its current cash balances combined with cash distributions from its investment in AFC and cash flow from operations and the net proceeds derived from the Term Loan will be sufficient to pay operating expenses and existing liabilities, to fund existing debt repayments and to fund its activities through the next twelve months.

Other

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. iDNA is currently evaluating the impact SFAS No. 159 will have on its consolidated financial position.

Inflation
Inflation has not had a material adverse impact on iDNA.

Off-Balance Sheet Arrangements
iDNA does not have in place any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

Forward Looking Statements

Some of the information in this report contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words, although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets or other factors. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report that address additional factors that could cause our actual results to differ from those set forth in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Like virtually all commercial enterprises, iDNA can be exposed to the risk (“market risk”) that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes.

iDNA does not engage in trading activities and does not utilize interest rate swaps or other derivative financial instruments or buy or sell foreign currency, commodity or stock indexed futures or options. Accordingly, iDNA is not exposed to market risk from these sources.

As of October 31, 2007, the interest rates under iDNA’s long term and convertible debt are fixed. As a result iDNA has limited market risk associated with market interest rates.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of iDNA (the “Certifying Officers”) have conducted evaluations of iDNA’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed iDNA’s disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of our most recent fiscal quarter. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers has executed the requisite Officer’s Certification included as Exhibit 31 to this Quarterly Report on Form 10-Q.

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

PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings

Self-Insurance Reserves for Property Damage and Personal Injury Claims
iDNA, under the names Agency Rent-A-Car, Inc. (“ARAC”), Altra Auto Rental and Automate Auto Rental, previously engaged in the rental of automobiles on a short-term basis, principally to the insurance replacement market. In Fiscal 1996, iDNA discontinued its automobile rental fleet business through the sale of certain assets and through certain leases to a national car rental company. All liabilities related to the discontinued rental business, principally self-insurance claims, were retained by ARAC.

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

ARAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at October 31, 2007 and January 31, 2007 was $235,000 and $235,000, respectively.

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
N/A

Exhibit Number	Title of Exhibit	Page Number

4.1
Certificate of Designation Preferences and Rights of Series D Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 9, 2001, SEC File No. 1-11601).
		N/A

4.2
Specimen Stock Certificate - of the Company’s Common Stock (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed on April 25, 1996, SEC File No. 1-11601).
		N/A

4.3
Rights Agreement, dated as of September 26, 2001, between the Company and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation, Preferences and Rights for the Series D Junior Participating Preferred Stock as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 9, 2001, SEC File No. 1-11601).
		N/A

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	47

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934	48

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. (Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	49

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. (Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDNA, INC.

Date: December 14, 2007	By:	/s/ James J. McNamara
James J. McNamara
Chairman of the Board and Chief Executive Officer
(principal executive officer)

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Financial Officer, Secretary and Treasurer
(principal accounting and financial officer)