Form 10-K
period 2008-01-31
iDNA, Inc.
filed 2008-05-15
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended January 31, 2008
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period from ______to______

Commission file number 1-11601

iDNA, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-1816760
(State of incorporation)	(I.R.S. Employer Identification No.)

415 Madison Avenue, 7th Floor, New York New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 644-1400

Securities registered pursuant to Section 12(b) of the Act:
Title of class
None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, par value $.05 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Aggregate market value of the registrant’s common stock held by non-affiliates at July 31, 2007, was approximately $3,144,147 (Based on the closing price of the registrant’s common stock as quoted on the OTC Bulletin Board on July 31, 2007).

As of May 14, 2008, 10,585,864 shares of common stock, par value $0.05, of iDNA, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated by Reference	Part of Report into Which Incorporated

Proxy Statement for 2008 Annual Meeting	Part III
Of Stockholder

PART I

Some of the information in this Annual Report on Form 10-K (including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operation) contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause us or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets or other factors. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, as well as those of the markets we serve, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report which address additional facts that could cause our actual results to differ from those set forth in any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

iDNA, Inc. (“iDNA” or the “Company”)) files reports with the Securities and Exchange Commission (“SEC”). iDNA makes available on its website (www.idnausa.com) free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practical after iDNA electronically files such materials with or furnishes them to the SEC. Information appearing on iDNA’s website is not part of this Annual Report on Form 10-K. You can also read and copy any materials iDNA files with the SEC at its Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC, including iDNA.

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS

iDNA began operations in 1969 and was incorporated in Delaware in 1971. iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies.

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

Prior to Fiscal 2003 (as defined below), iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc. (“NAC”), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001 (see Note 17 to Notes to Consolidated Financial Statements included in this report).

iDNA continues to examine new business opportunities, which may be pursued through the investment in or acquisition of existing corporate operating businesses or other means. iDNA will also continue to pursue reductions and/or synergies in its operating expenses and new debt or equity financing (although there can be no assurance that iDNA will obtain such financing or that such financing can be obtained on commercially reasonable terms) as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities. At January 31, 2008, iDNA had cash and cash equivalents and trading securities of $1.6 million which together with any cash flow derived from iDNA’s operations may be used to pursue such opportunities.

iDNA uses a January 31 year-end for financial reporting purposes. References herein to the term “Fiscal 2008” shall mean iDNA’s fiscal year ended January 31, 2008 and references to other “Fiscal” years shall mean the year that ended (or ends, as the case may be) on January 31 of the year indicated. The terms the “Company” or “iDNA” as used herein refers to iDNA, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

iDNA's principal executive offices are located at 415 Madison Avenue, 7th Floor, New York, New York, 10017. Its telephone number is 212-644-1400.

CORPORATE COMMUNICATION BUSINESS

Strategic Communication Services
iDNA, through its wholly-owned subsidiaries Campus Group Companies, Inc. (“CGC”), iDNA Healthcare Communications, Inc. (“iDNA Healthcare”) and OMI Business Communications, Inc. (“OMI”), provides a broad range of strategic content development, management and broadcast services for single and multiple site corporate and institutional events, meetings and symposiums.

iDNA serves Fortune 100 pharmaceutical and financial services organizations as well as other companies, institutions and industries seeking to develop communication and education content for periodic meetings, events and symposiums. Through a collaborative effort between iDNA and its clients, relevant education, product information, regulatory requirements, strategic initiatives, training or other communication initiatives are developed and executed. Frequently, these services result in the development of corporate communication, education and/or training videos which are then broadcast at a single site or simulcast via satellite/internet to multiple sites both domestic and international. Furthermore, once produced, such content is frequently modified and integrated into a corporate website for future on-demand access by a broad range of geographically dispersed users.

Information Services
iDNA, through its wholly-owned subsidiaries Audience Response Systems, Inc. (“ARS”) and Option Technologies Interactive, LLC (“OTI”), provides custom wireless communication technology and proprietary software systems (“iDNA Insight”) to facilitate client audience interaction, participation, training and polling to collect, exchange and/or analyze data and information in real-time during a meeting or event. Clients can obtain and respond dynamically in real-time to audience preferences, attitudes or responses to specific queries within an event. These data collection and analysis services assist in further engaging corporate and other audiences in understanding and relating to the overall communication program, ensuring better information retention, providing a record of responses for regulatory and testing purposes and in many cases providing clients with live field data not otherwise as easily obtained.

Each of ARS’ and OTI’s proprietary interactive audience response software frequently utilizes various wireless communication electronic components using either radio frequency (“RF”) or infrared (“IR”) technology. Although ARS’ and OTI’s proprietary software are each distinct, custom software applications, they both operate across a myriad of communication devices, including internet applications. iDNA’s wireless communication services are available as a turn-key service provided by iDNA during a scheduled meeting or event or alternatively, a client can purchase from iDNA the required electronic components and related proprietary software to administer its needs independently. The electronic components are readily available from a myriad of electronic component suppliers.

Competition
The corporate communication, symposium, education and training industries in which iDNA’s strategic communication services and information services segments primarily compete is very fragmented and highly competitive. Certain of iDNA's competitors, including several diversified companies, may have greater financial and other resources than iDNA. Most competitors generally operate on a local or regional level. As clients increasingly require vendors to offer comprehensive services and support sophisticated broadcast technologies, many operators may not have the capital resources, management skills and technical expertise necessary to compete, or to provide integrated communication services. Although iDNA believes that it has certain creative design, technological, managerial and other advantages over its competitors, there can be no assurance that iDNA will maintain such advantages.

Clients
iDNA's clients include national and multi-national pharmaceutical, financial services and consumer product companies such as Actellion Ltd., American Express Company, Booz Allen Hamilton Inc. (“Booz Allen”), Caterpillar, Inc., Deloitte LLP, KPMG International LLP, Pfizer Inc. (“Pfizer”), PricewaterhouseCoopers LLP, OptionFinder Europe GmbH, and R&D Strategic Solutions, Inc. as well as other companies seeking to develop communication, education and/or training content for periodic events.

Revenues for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $14.6 million, $15.4 million and $14.1 million, respectively. Pfizer Inc. and R&D Strategic Solutions, Inc. accounted for 12% and 15%, respectively, of revenues for Fiscal 2008. Pfizer, Inc. accounted for 17% of revenues for Fiscal 2007. Pfizer Inc. and BearingPoint, Inc. accounted for 21% and 13%, respectively of revenues for Fiscal 2006.

Patents and Trademarks
iDNA does not hold any material patents for its current business operations. iDNA does, however, maintain certain trademarks in connection with its business such as Audience Response Systems®, Power Poll®, Compliance XR®, OptionFinder® and Option Power®.

MOVIE EXHIBITION BUSINESS

iDNA engages in the movie exhibition business through its investment in AFC. AFC owns and operates the Angelika Film Center. The real property constituting the Angelika Film Center is held under a long term lease having a remaining term of approximately 18 years. AFC is owned 50% by iDNA and 50% by Reading International, Inc. Each of the owners of AFC is entitled to a proportionate share of the cash distributions that are paid by AFC.

The Angelika Film Center is a 17,000 square foot, six screen multiplex theater and café that focuses on the exhibition of art and specialty films. The exhibition of art and specialty films, while seasonal in nature, is less so than the film exhibition business in general. Art and specialty films tend to be released more evenly over the course of the year and, if successful, tend to enjoy a longer run than wide release films. Art and specialty films are obtained from a number of sources ranging from divisions of the larger film distributors specializing in specialty films to individuals who have acquired domestic rights to one film. Generally film payment terms are based on an agreed upon percentage of the box office receipts.

EMPLOYEES

As of January 31, 2008, iDNA employed sixty-eight (68) people on a full-time basis and four (4) persons on a part-time basis. None of iDNA’s employees are covered by a collective bargaining agreement. iDNA believes it maintains good relations with its employees.

Item 1A. Risk Factors.

The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K for Fiscal 2008, as the forward-looking statements are based upon current expectations, and actual results and conditions could differ materially from the current expectations. Investing in iDNA securities involves a degree of risk, and before making an investment decision, a prospective investor should consider these risk factors as well as other information included or incorporated by reference in the other reports iDNA files with the Securities and Exchange Commission.

In addition to other information set forth herein, consider carefully the following risk factors in evaluating iDNA and its business. Any of these risks could materially affect iDNA’s business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing iDNA. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect iDNA’s business operations.

iDNA is integrating significant new strategic components into its business plan
As a consequence of a series of acquisitions, investments and initiatives, iDNA has been in the process of a strategic transformation of its operations to a strategic communications, information services, technology, and entertainment enterprise from a company engaged in the automobile financing business. iDNA operates in the movie exhibition segment, through the activities of AFC, acquired in April 2000, and added business communications, media services and technology services such as satellite videoconferencing, multi-media production services and corporate and institutional meeting services, web-site development and content management as a result of the acquisitions of (i) CGC and ARS (collectively known as the “Campus Group”), acquired in July 2003, (ii) OMI, acquired in April 2003, and (iii) OTI, acquired in November 2005 and the formation of iDNA Healthcare in July 2006. There can be no assurance that iDNA will be able to effectuate this new business plan successfully, that revenue growth will occur once the plan is enacted, or that any of these new lines of business will achieve profitability or sustain such profitability, once achieved.

iDNA’s business is subject to significant competitive pressures
iDNA’s competitors may have greater financial, technical and other resources than iDNA, which may provide such competitors with certain advantages, including the ability to allocate greater resources for development, marketing and other purposes.

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

iDNA’s performance may fluctuate when its clients are affected simultaneously by the same economic or regulatory factors
iDNA's revenues are significantly concentrated in communications, media and entertainment and iDNA’s clients are concentrated within specific industries including pharmaceuticals, legal and professional services, and financial services. These industries are subject to fluctuations of business communications needs based upon the timing of research and development activities, new product launches, continuing educational support, marketplace communication, general budgetary levels, regulatory changes and general economic trends. Consequently, many of iDNA’s clients will likely be influenced at the same time by similar economic or regulatory factors, which can affect the level of spending for advertising, marketing, promotion and communication services. In the event of a decline, projected decline or delay in such spending, the management of iDNA’s clients may choose to cut back or defer spending for iDNA’s services. It is reasonable to expect that, if one client reduces or delays its spending in response to a major economic factor, other clients will also decide to reduce or delay their spending at approximately the same time. Accordingly, iDNA’s revenues are subject to fluctuations as a result of factors that affect its client’s expenditures.

iDNA has significant outstanding indebtedness
At January 31, 2008, iDNA has an aggregate of $17.6 million in outstanding indebtedness comprised of (i) Acquisition Debt (defined below) in the aggregate principal amount of $13.0 million, (ii) a Term Loan (defined below) in the principal amount of $4.25 million and (iii) other financing obligations in the aggregate principal amount of $376,000.

Principally as a consequence of the means in which iDNA has financed the acquisitions of OTI, ARS and CGC (ARS and CGC collectively known as the “Campus Group”), iDNA has outstanding debt in the aggregate principal amount of $13.0 million (collectively the “Acquisition Debt”) which bears interest at the weighted average rate of 5% per annum. The indebtedness is secured by essentially all of iDNA's interest in OTI and the Campus Group, respectively. Repayment of principal attributable to the Acquisition Debt is based upon a formula of cash flows of each of the underlying acquired businesses.

iDNA, via its wholly-owned subsidiary, iDNA Cinemas Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with a third party lender in the principal amount of $4.25 million (the “Term Loan”). The Term Loan is secured by a pledge of all of Holdings assets, including all of the outstanding shares of National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC. The interest rate attributable to the Term Loan is a variable annual rate based upon the prime rate, as published by Citibank N.A. (“Prime Rate”) plus 4%, or, if greater, 12.25%. As a consequence, iDNA’s interest charges under the Term Loan are subject to fluctuations based upon changes in the credit markets and the corresponding Prime Rate. For each 1% increase in the Prime Rate above 8.25%, iDNA’s interest costs on the Term Loan would increase approximately $42,000 per annum. At January 31, 2008, the Prime Rate was 6.0%. Repayment of principal attributable to the Term Loan is based upon a formula of cash distributions received from AFC during the term.

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

The businesses purchased by iDNA may turn out to be worth less than expected at the time of acquisition
Management reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. As a consequence of iDNA’s series of acquisitions, iDNA carries goodwill as an asset that it annually assesses for impairment by comparing the carrying value of the goodwill to its fair value. When it is determined that the carrying amount of long-lived assets and goodwill may not be fully recoverable, impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA’s business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

During the second quarter of Fiscal 2007, the results of the operations of the CGC reporting unit raised questions as to whether projections used at the last valuation date were still valid. Accordingly, management performed additional impairment tests as of July 31, 2006 for CGC and determined that impairment charges were required at that date. Accordingly, based upon iDNA’s assessment, second quarter Fiscal 2007 operations were charged $1.9 million and $2.6 million for the estimated impairment of CGC’s goodwill and other intangible assets, respectively. At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for additional impairment. As a consequence of the testing and initial assessment for Fiscal 2008, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively (see Note 2 to Notes to Consolidated Financial Statements included in this report).

As a consequence of this impairment charge and other factors, iDNA has initiated preliminary discussions with the former shareholders of the Campus Group (defined below) to restructure the Campus Notes (defined below) in the aggregate amount of $12.1 million and/or reduce the original purchase consideration of the Campus Group acquisition (see Note 7 to Notes to Consolidated Financial Statements). Currently, iDNA’s payment obligations are deferred until certain performance criteria are met. Although iDNA is seeking to restructure its obligations under the Campus Notes and/or reduce the original purchase consideration, there can be no assurance that such negotiations will result in a restructuring and/or a reduction in the original purchase consideration. iDNA believes that the available cash and cash equivalents and investments in trading securities totaling $1.6 million at January 31, 2008 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months, notwithstanding these impairment charges.

iDNA’s success is dependent upon key personnel
iDNA’s success depends, in part, upon the continued services of key personnel, such as: James J. McNamara, Chairman of the Board and Chief Executive Officer; Robert V. Cuddihy, Jr., Chief Financial Officer and certain divisional managers and sales strategists with iDNA. The loss of the services of any one of them could have a material adverse effect on iDNA.

Future acquisitions or investments could disrupt iDNA’s ongoing business, distract management and employees, increase expenses and adversely affect results of operations
iDNA has made three significant acquisitions since April 2003 and has started another business. Management's attention may be diverted from operations towards identifying potential acquisitions and negotiating and consummating them. Any acquisitions or investments iDNA makes in the future will involve risks. iDNA may not be able to make acquisitions or investments on commercially acceptable terms. If iDNA does acquire another company, iDNA could have difficulty retaining and assimilating the acquired company's personnel. In addition, iDNA could have difficulty assimilating acquired products, services or technologies into iDNA’s existing operations. These difficulties could disrupt iDNA’s ongoing business, distract management and employees, increase expenses and materially and adversely affect the results of operations. Furthermore, iDNA may incur debt or issue equity securities to pay for any future acquisitions, which could dilute its stockholders’ ownership interest in iDNA or subordinate such ownership interest in priority to additional senior obligations.

iDNA may not be able to hire, train, motivate, retain and manage professional staff
iDNA’s management must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services that iDNA requires is intense. iDNA might not be able to hire enough of them or to train, motivate, retain and manage the employees it does hire. Hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive.

iDNA is unlikely to pay dividends for the foreseeable future
iDNA has not paid cash dividends on its common stock. iDNA intends to reinvest any earnings in its business to finance future growth and acquisitions. Accordingly, iDNA’s Board of Directors does not anticipate declaring any cash dividends in the foreseeable future.

Adverse decisions in iDNA’s litigation matters would adversely affect iDNA’s business
iDNA is involved in certain legal proceedings in the normal course of its business. If a major case is decided against iDNA, iDNA could be held liable for an amount that would adversely affect iDNA’s ability to do business. Additionally, iDNA maintained and continues to maintain self-insurance for claims relating to bodily injury or property damage from accidents involving the vehicles rented to customers by its discontinued automobile rental and finance operations. iDNA was, when required by either governing state law or the terms of its rental agreement, self-insured for the first $1.0 million per occurrence, and for losses in excess of $5.0 million per occurrence, for bodily injury and property damage resulting from accidents involving its rental vehicles. iDNA was also self-insured, up to certain retained limits, for bodily injury and property damage resulting from accidents involving iDNA vehicles operated by employees within the scope of their employment. In connection therewith, iDNA established certain reserves in its financial statements for the estimated cost of satisfying those claims. If there is a material change in the assumptions used or the ultimate outcome of the self-insurance claims, iDNA could experience additional future charges to operations.

iDNA may be unable to fund its additional capital needs
iDNA’s access to capital may be limited because of iDNA’s indebtedness. As a result, iDNA may be unable to make the capital expenditures that iDNA would otherwise believe necessary. In addition, iDNA cannot assure its stockholders that iDNA’s business will generate sufficient cash flow from operations, that currently anticipated revenue growth will be realized or that future capital will be available to iDNA to enable it to fund its capital expenditure needs.

Certain Officers and Directors own a substantial portion of iDNA’s Common Stock
As of May 14, 2008, iDNA's executive officers and directors beneficially owned approximately 42.4% of iDNA’s common stock, $0.05 par value (“Common Stock”). While no individual is a beneficial owner of a majority of the outstanding shares of iDNA’s Common Stock, these stockholders have substantial influence and, if they act together, may be able to control decisions on corporate matters, including the election of directors. Such concentration of ownership may also have the effect of preventing a change in control of iDNA. In addition, the interests of management may not always be identical to the interests of non-management stockholders.

Future sales of iDNA’s Common Stock in the public market could lower its stock price and impair its ability to raise funds in new stock offerings
As of January 31, 2008, there were 10,010,864 shares of iDNA’s Common Stock outstanding. An aggregate of 6,474,117 additional shares of Common Stock may be issued upon the exercise or conversion, as the case may be, of all of the stock options, warrants and convertible debentures outstanding on such date. If the holders of a large number of these securities elect to exercise them for or convert them into Common Stock and then sell the shares of Common Stock they acquire, the market price of the Common Stock could decline. Sales by existing stockholders of a large number of shares at any one time could also adversely affect the market price of iDNA’s Common Stock and could impair iDNA’s ability to raise funds in additional stock offerings. Moreover, the mere possibility that these sales could be made in the future could have the same effect even if these sales are not actually made.

Trading in iDNA’s Common Stock has been and may continue to be limited, which may make it difficult to resell shares
iDNA’s Common Stock is quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is not, however, a national securities exchange, and trading in securities on the Over-the-Counter Bulletin Board is often more sporadic than trading in securities listed on an exchange (including NASDAQ). Consequently, an investor may have difficulty reselling any shares of iDNA’s Common Stock that it purchases.

The market price of iDNA’s Common Stock can be highly volatile
The average daily trading volume of iDNA’s Common Stock has generally been low, which iDNA believes has had a significant effect on the historical market price of iDNA’s Common Stock. As a result, such market price has been highly volatile and may not be indicative of the market price in a more liquid market. The market price of iDNA’s Common Stock could be subject to significant fluctuations in response to a number of factors, including the depth and liquidity of the market for iDNA’s Common Stock, public announcements by iDNA, its clients and its competitors, investor perception of iDNA and general economic and other conditions, which may or may not relate to iDNA's performance. Fluctuations in iDNA’s Common Stock's market price may affect iDNA’s ability to raise capital.

Because iDNA’s Common Stock is deemed to be “Penny Stock” under the Securities Exchange Act of 1934, investors may not be readily able to resell iDNA’s shares in the public markets
iDNA’s Common Stock is currently deemed penny stock under the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission. These rules impose additional sales practices and disclosure requirements on broker-dealers who sell iDNA’s shares to persons other than certain accredited investors. For covered transactions, a broker-dealer must make a suitability determination for each purchaser and receive a purchaser’s written agreement before the sale. In addition, the broker-dealer must make certain mandated disclosures in transactions of penny stocks. These rules affect the ability of broker-dealers to make a market in iDNA’s Common Stock and adversely affect an investor’s ability to resell shares of iDNA’s Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

iDNA occupies a series of leased facilities as follows:

Location	Square Feet	Base Annual Rent	Expiration of Term	Purpose
Bohemia, NY	15,000	$100,000	April 2010	Warehouse and distribution
Evansville, IN	6,800	$57,000	September 2008	Sales, service and field support
New York, NY	6,838	$294,000	December 2012	Corporate Headquarters, Creative Services and Production Studio
Orlando, FL	8,000	$53,000	September 2010	Sales, service and field support
Tuckahoe, NY	11,000	$75,000	April 2010	Creative Services and Production Studio

In addition to the above facilitates, OTI leases approximately 3,500 square feet and 1,000 square feet of office space on a month-to-month basis in Ogden, UT and Chicago, IL, respectively. The combined monthly rent for these additional facilities is $4,000.

All of iDNA’s leased real properties are in good working condition, and iDNA believes that they are adequate to meet its current operations needs. In addition, iDNA believes that all such properties are adequately covered by insurance.

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

ARAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates ARAC’s required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at January 31, 2008 and 2007 was $172,000 and $235,000, respectively.

Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA’s former rental operations and self-insurance claims, it is difficult to project the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA’s potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Other Litigation

In the normal course of its business, iDNA is named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where its management deems appropriate.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

iDNA’s Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”), operated by The Nasdaq Stock Market, Inc., since March 23, 1998. As a consequence of iDNA’s corporate name change in January 2006, iDNA applied for and received a new ticker symbol. Effective March 8, 2006, iDNA’s Common Stock began to be quoted under the ticker symbol “IDAI”. Prior to March 8, 2006, iDNA’s Common Stock was quoted under the ticker symbol “NAKD”.

The following table sets forth the range of the high and low closing quotations for iDNA’s Common Stock on the OTCBB during the periods indicated as reported by the OTCBB. Such market quotations reflect inter-dealer prices, without mark-up, mark-downs or commissions and may not necessarily represent actual transactions

	High	Low
Year ended January 31, 2008
First Quarter (February 1 - April 30)	$.96	$.60
Second Quarter (May 1 - July 31)	.73	.34
Third Quarter (August 1 - October 31)	.44	.22
Fourth Quarter (November 1 - January 31)	.27	.14

Year ended January 31, 2007
First Quarter (February 1 - April 30)	$1.12	$.33
Second Quarter (May 1 - July 31)	1.02	.46
Third Quarter (August 1 - October 31)	.50	.33
Fourth Quarter (November 1 - January 31)	.99	.35

Stock Performance Graph

The following graph compares the yearly change in iDNA’s cumulative total shareholder return on its Common Stock (based on the market price of iDNA’s Common Stock) with the cumulative total return of the S&P 600 Small Cap Index, the Russell 2000 Index, and Reading International, Inc. (a theatre and real estate concern). The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, or intended to forecast, the future performance of iDNA’s Common Stock. The stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference by any document so filed.

	2/1/03	1/31/04	1/31/05	1/31/06	1/31/07	1/31/08

iDNA, Inc.	100	428	228	264	593	100
S&P 600 Small Cap Index	100	147	169	200	215	198
Russell 2000 Index	100	156	168	197	215	192
Reading International, Inc.	100	154	198	200	215	244

For purposes of the above table, iDNA is compared to Reading International Inc. because that company is engaged principally in the operation of various film theatres. iDNA’s current operations are comprised principally of its investment in AFC and its providing strategic communication services and information services.

STOCKHOLDERS

At May 9, 2008 there were 1,202 stockholders of record of iDNA's Common Stock based upon a securities position listing furnished to iDNA by American Stock Transfer & Trust Company, iDNA’s transfer agent. On that date, the closing bid quotation of iDNA’s Common Stock on the OTCBB was $0.10 per share.

DIVIDEND POLICY

It has been iDNA's policy to retain any earnings and preserve its cash resources to finance the growth of its business, provide resources for future acquisition(s) and reduce outstanding debt and other liabilities; accordingly, iDNA has generally not declared or paid cash dividends. iDNA intends to reinvest any earnings in its business to finance future growth and acquisitions. Accordingly, iDNA’s Board of Directors does not anticipate declaring any cash dividends in the foreseeable future. However, iDNA does from time to time reassess its cash dividend policy and may declare and pay cash dividends in the future if circumstances warrant. No cash dividends were declared during Fiscal 2008 or Fiscal, 2007.

RECENT SALE OF UNREGISTERED SECURITIES

iDNA did not engage in sales of unregistered securities during Fiscal 2008 that have not been reported heretofore in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

REPURCHASE OF EQUITY SECURITIES

iDNA did not repurchase any shares of its equity securities (including shares of its Common Stock) during the fourth quarter of Fiscal 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of January 31, 2008, relevant information with respect to compensation plans (including individual compensation arrangements) under which equity securities of iDNA are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted-average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )
Equity compensation plans approved by security holders	3,030,784	$0.70	560,068

Equity compensation plans not approved by security holders	-	-	28,000

Total	3,030,784	$0.70	588,068

2003 Restricted Stock Plan
iDNA sponsors a 2003 Restricted Stock Plan (the “2003 Plan”) that authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA. During Fiscal 2004, there were 372,000 shares of Common Stock granted pursuant to the terms of the 2003 Plan at an estimated fair value of $0.32 per share. No such shares were granted to any of iDNA’s executive officers or directors. There were no further grants under the 2003 Plan during Fiscal 2008, Fiscal 2007 and Fiscal 2006. Each grant under the 2003 Plan is subject to vesting at the rate of 20% per year over a five year period. Shares granted under the 2003 Plan may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit.

Item 6. Selected Financial Data.

The following sets forth certain selected financial data appearing in or derived from iDNA’s historical financial statements, adjusted for the discontinued operations of its automobile finance and auto rental businesses. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Years Ended January 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA

Revenues	$14,617	$15,444	$14,090	$11,343	$7,144
Operating costs and expenses	$18,728	$19,334	$16,621	$14,294	$11,001
Loss from continuing operations	$(11,823)	$(7,591)	$(515)	$(3,164)	$(3,383)
Discontinued operations, net of tax[1]	10	11	14	-	401
Net loss	$(11,813)	$(7,580)	$(501)	$(3,164)	$(2,982)

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.19)	$(.83)	$(.05)	$(.33)	$(.41)
Discontinued operations	-	-	-	-	.05
Total	$(1.19)	$(.83)	$(.05)	$(.33)	$(.36)

Weighted average number of shares outstanding:
Basic	9,933	9,167	9,250	9,529	8,182
Diluted	9,933	9,167	9,250	9,529	8,182

	As of January 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA

Cash and cash equivalents	$169	$277	$1,144	$471	$376
Total assets	$13,553	$22,078	$28,847	$28,089	$30,916
Long term debt and convertible debt (2)	$16,198	$13,896	$12,941	$11,475	$11,794
Total stockholders' equity (deficit)	$(8,646)	$2,745	$9,572	$10,577	$13,480

1 See Note 17 of Notes to Consolidated Financial Statements included in this report for further discussion of discontinued operations.
2 Amount at January 31, 2008 is presented net of the effect of the unamortized fair value of $306,000 for the 1.5 million warrants issued pursuant to the terms of the Loan Agreement. The fair value of the warrants is reported as a reduction of principal at January 31, 2008. See Note 7 of Notes to the Consolidated Financial Statements included in this report.

The selected statements of operations data for the quarters ended April 30, July 31, October 31, and January 31 for Fiscal 2008 and 2007 set forth below have been derived from iDNA’s unaudited quarterly historical financial statements. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share data):

STATEMENT OF OPERATIONS DATA

	For the Three Months Ended
	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,
	2008	2007	2007	2007	2007	2006	2006	2006
Revenues	$3,123	$5,070	$2,824	$3,600	$3,716	$4,758	$3,538	$3,432

Gross profit	$859	$2,569	$779	$1,079	$1,498	$2,204	$1,497	$1,098

Income (loss) from continuing operations	$(9,475)	$255	$(1,560)	$(1,043)	$(1,020)	$(280)	$(5,137)	$(1,154)
Discontinued operations, net of tax[1]	2		3	5	8	1	1	1
Net income (loss)	$(9,473)	$255	$(1,557)	$(1,038)	$(1,012)	$(279)	$(5,136)	$(1,153)

Basic and diluted income (loss) [2]
earnings per share:
Continuing operations	$(.95)	$.03	$(.16)	$(.11)	$(.11)	$(.03)	$(.56)	$(.13)
Discontinued operations	-	-	-	-	-	-	-	-
Total	$(.95)	$.03	$(.16)	$(.11)	$(.11)	$(.03)	$(.56)	$(.13)
Weighted average number of shares outstanding:
Basic	9,960	9,955	9,955	9,861	9,451	9,098	9,081	9,036
Diluted	9,960	9,955	9,955	9,861	9,451	9,098	9,081	9,036

1 See Note 17 of Notes to Consolidated Financial Statements included in this report for further discussion of discontinued operations.
2 The sum of the quarters do not equal year to date

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Significant Developments Fiscal 2008

For Fiscal 2008, iDNA’s strategic initiatives were focused upon (i) marketing of its products and services, (ii) reduction of overhead expenses and (iii) refinancing certain of its short-term debt obligations. iDNA’s marketing initiatives have led to (i) iDNA’s consolidation its strategic communications service marketing group at its New York City headquarters, (ii) iDNA’s elimination of certain redundant expenses and (iii) a renewed interest by certain clients in iDNA’s satellite broadcasting services. iDNA also streamlined elements of its marketing of its information services to achieve more effective client acquisition, identify new applications and provide consultative data management and analysis services with certain strategic clients. Additionally, during the third and fourth quarters of Fiscal 2008, iDNA began to consolidate all of its strategic communication services from various satellite operational service locations within the New York metropolitan area into its New York City headquarters in an effort to reduce overhead expenses.

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. The remaining details of the Term Loan Financing .are set forth below under the sub-heading “LIQUIDITY AND CAPITAL RESOURCES” and are furthermore described in Note 7 of Notes to Consolidated Financial Statements.

iDNA has utilized the proceeds from the Term Loan Financing in the following manners: (i) approximately $1.0 million was applied for the repayment and retirement of iDNA’s indebtedness to Seasons Go Round Inc.; (ii) $263,000 was used for prepayment of interest on the Term Loan; (iii) $207,000 was paid to Silar or its designee in satisfaction of fees and expenses due in connection with the Term Loan Financing; (iv) $60,000 was paid to a consultant for its role in facilitating the Term Loan Financing; and (v) the remaining proceeds of approximately $2.7 million have been and will continue to be utilized for working capital purposes. iDNA incurred various loan origination fees in the amount of $511,000, inclusive of the $207,000 paid to Silar at closing, and iDNA amortizes the origination fees to interest expense over the expected term of the Term Loan. At January 31, 2008, iDNA charged to interest expense $33,000 for loan origination fees.

As discussed in more detail below, iDNA recorded a non-cash charge to operations in the amount of $8.0 million for the impairment of goodwill and certain intangible assets due to the impact of the historical and projected performance of its information services and strategic communications services reporting units on their fair values in relation to the carrying value of their underlying net assets. At January 31, 2008, iDNA has reduced the carrying value of all goodwill and other intangible assets to zero. As a consequence of this impairment charge and other factors, iDNA has initiated preliminary discussions with the former shareholders of the Campus Group (defined below) to restructure the Campus Notes (defined below) in the aggregate amount of $12.1 million and/or reduce the original purchase consideration of the Campus Group acquisition (see Note 7 of Notes to Consolidated Financial Statements). Currently, iDNA’s payment obligations are deferred until certain performance criteria are met. Although iDNA is seeking to restructure its obligations under the Campus Notes and/or reduce the original purchase consideration, there can be no assurance that such negotiations will result in a restructuring and/or a reduction in the original purchase consideration. iDNA believes that the available cash and cash equivalents and investments in trading securities totaling $1.6 million at January 31, 2008 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months, notwithstanding these impairment charges.

Significant Developments Fiscal 2007

Strategic Initiatives for Fiscal 2007
iDNA implemented a number of strategic initiatives during Fiscal 2007 designed to assist iDNA with expanding its service offerings to clients, creation of custom products and/or solutions for client communication programs, diversification of its client base, formation of strategic business relationships with third parties, effecting capital investments in new digital mediums and formats, and launching of iDNA’s corporate website and relocation of its corporate offices to new facilities in New York City, New York.

iDNA’s website (www.idnausa.com), launched in May 2006, is part of an evolving program to unify iDNA’s diverse product and service offerings under a full-service, turn-key strategic communications umbrella. iDNA’s website provides information regarding the products and services available from iDNA, insights into strategic communications and capabilities, and is a portal to more detailed information. The website provides links, as needed, to individual supporting iDNA subsidiary websites.

iDNA moved its New York-based headquarters to a new, expanded facility in June 2006. The new offices house iDNA’s executive offices and allowed for the subsequent consolidation of iDNA’s facility with two other New York-based iDNA offices which were moved into the new facility; one move was completed in December 2006 and the second move was completed in September 2007. Through the consolidation of the New York facilities, iDNA eliminated approximately $254,000 in annual base rent expenses.

In July 2006, iDNA formed iDNA Healthcare Communications, Inc. (“iDNA Healthcare”), to further focus iDNA’s marketing efforts for strategic communications services targeted specifically for the medical and pharmaceutical symposium and the pharmaceutical-physician-patient communication markets. In addition, iDNA Healthcare hired three new pharmaceutical communications specialists and aligned the Concepts of Medicine Division from the Campus Group Companies, Inc. (“CGC”) into iDNA Healthcare.

iDNA made a series of strategic capital investments principally during Fiscal 2007 which aggregated $274,000 for additional wireless communication service components, $44,000 in supporting data collectors and related computer components and $123,000 in upgraded and new digital editing suites. Each capital investment made by iDNA is designed to yield positive results in future periods by helping iDNA to obtain new client projects, reducing costs of performing such projects and providing unique, cost effective communication products.

Employment Agreement with James J. McNamara
Also in Fiscal 2007, the Board of Directors of iDNA approved, and iDNA consummated, an employment agreement with James J. McNamara (the “Employment Agreement”) on November 29, 2006. Under the terms of the Employment Agreement, Mr. McNamara shall be employed as the Company’s Chief Executive Officer for an initial term of approximately three years, until January 31, 2010. The detailed terms of the Employment Agreement are set forth more fully in Note 11 to Notes to Consolidated Financial Statements.

Significant Developments Fiscal 2006

Name Change Approved
On January 31, 2006, the Company’s shareholders approved, among other corporate matters, the Board of Directors’ recommendation for a change of the Company’s name to iDNA, Inc. from National Auto Credit, Inc. The change of name was proposed as a consequence of the Company’s transformation of its business, beginning in Fiscal 2001, to a strategic communications, information services and entertainment company from a company that formerly invested in sub-prime used automobile consumer loans.

Acquisition of Option Technologies Interactive, LLC.
On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of Option Technologies Interactive, LLC (“OTI”) from Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”). OTI is a technology company providing interactive software and hardware systems and services that facilitate audience interaction, participation and polling to collect exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA’s subsidiary Audience Response Systems, Inc. (“ARS”) also provided similar services. With the acquisition of OTI, iDNA (i) gained access to important new clients, industries and market segments, (ii) acquired a fully developed and integrated propriety software that is an “add-in” application module with Microsoft® Office PowerPoint® which, among other attributes, allows clients to develop and self-administrate audience interaction programs at smaller and other venues not then served by iDNA and (iii) expanded its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquired company lay principally in its (i) industry position, (ii) assembled workforce, (iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

In exchange for the acquisition of all of the outstanding membership interests in OTI, iDNA (i) paid $744,000 at closing from iDNA’s available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million (“OTI Promissory Notes”) and (iii) issued an aggregate of 496,250 shares of iDNA Common Stock to FWA and MeetingNet valued at $258,000, representing the fair value of such number of shares of iDNA’s Common Stock at the date of acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. As of January 31, 2008, OTI did not meet all of the minimum financial performance criterion and, as a consequence, iDNA retains an option to reduce the purchase price in amount estimated between $206,000 and $412,000. iDNA has not exercised its option to reduce the purchase price of OTI as of May 14, 2008 and no adjustment to the OTI Promissory Notes was recorded at January 31, 2008.

Critical Accounting Policies

iDNA’s consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require iDNA to make estimates and assumptions. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses of iDNA. iDNA’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with the Audit Committee of iDNA’s Board of Directors. A discussion of iDNA’s critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Revenues:  iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including video production, video editing, meeting services and broadcast satellite or webcast services and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $90,000 and $115,000, respectively, are included as a component of other current assets at January 31, 2008 and 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period which are generally sold in increments of one year of coverage. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, electronic equipment sales were $2.1 million, $2.6 million and $1.3 million, respectively.

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

iDNA conducts an annual analysis of goodwill. iDNA estimates the fair value of its reporting units and compares those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit). iDNA concluded that as of January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

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

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for additional impairment. As a consequence of that testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair values, which were estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively.

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

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates ARAC’s required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. During Fiscal 2008 and Fiscal 2006, iDNA paid out $63,000 and $21,000, respectively for residual self-insurance claims previously accrued. iDNA did not incur or pay out residual insurance claims for Fiscal 2007. iDNA’s self-insurance liability at January 31, 2008 and 2007 was $172,000 and $235,000, respectively.

Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA’s former rental operations and self-insurance claims, it is difficult to project the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA’s potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Accounting for Stock-Based Compensation: Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123R which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123.

Prior to the adoption of SFAS No. 123(R), iDNA followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the iDNA’s Common Stock. As a consequence, no compensation expense was recognized from substantially all option grants to employees, officers and directors.

In Fiscal 2008, Fiscal 2007 and Fiscal 2006, iDNA issued options to acquire 300,000, 1,605,000 and 507,509 shares of Common Stock options, respectively, to iDNA’s employees, officers, directors and advisors. Each of the stock options granted in Fiscal 2008, Fiscal 2007 and Fiscal 2006 were subject to vesting and at January 31, 2008, options to acquire 2,365,170 shares of Common Stock had vested pursuant to the terms of the grants. Options to acquire 143,668 and 455,557 shares of Common Stock were cancelled in Fiscal 2008 and Fiscal 2006, respectively. As a consequence of adopting SFAS 123(R), iDNA has recorded charges to operations for stock-based compensation expense for Fiscal 2008 and Fiscal 2007 of $260,000 and $724,000, respectively. If iDNA had recorded compensation expense using the fair value method of SFAS 123(R) for Fiscal 2006, iDNA’s net after tax charge to operations would have been $67,000.

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

RESULTS FROM CONTINUING OPERATIONS

The following table sets forth for Fiscal 2008, Fiscal 2007 and Fiscal 2006 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands).

	Information Services			Strategic Communication Services			Intersegment Elimination
	Year Ended January 31,			Year Ended January 31,			Year Ended January 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Revenues	$8,711	$9,478	$5,958	$6,052	$6,083	$8,322	$(146)	$(117)	$(190)
Cost of revenues	5,345	5,510	3,581	4,132	3,754	4,771	(146)	(117)	(190)
Selling, general and admininistrative expenses	4,693	4,486	2,289	4,045	4,582	4,088	-	-	-
Operating income (loss)	(7,267)	(482)	(54)	(4,225)	(6,807)	(465)	-	-	-
Depreciation and amortization expense	874	871	587	713	719	757	-	-	-
Impairment charge	5,940	-	-	2,093	4,482	-	-	-	-

	Entertainment			Undistributed Corporate Expenses			Consolidated
	Year Ended January 31,			Year Ended January 31,			Year Ended January 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Revenues	$-	$-	$-	$-	$-	$-	$14,617	$15,444	$14,090
Cost of revenues	-	-	-	-	-	-	9,331	9,147	8,162
Selling, general and admininistrative expenses	25	20	-	634	1,099	2,082	9,397	10,187	8,459
Operating income (loss)	630	590	738	(960)	(902)	(664)	(11,822)	(7,601)	(445)
Depreciation and amortization expense	-	-	-	49	62	67	1,636	1,652	1,411
Impairment charge	-	-	-	-	-		8,033	4,482	-

Revenues: Revenues for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $14.6 million, $15.4 million and $14.1 million, respectively.

Revenues attributed to the information services segment decreased $767,000 to $8.7 million for Fiscal 2008 as compared to $9.5 million for Fiscal 2007. The decrease in revenues was principally due to (i) the $117,000 decrease in revenues derived from iDNA’s meeting services and (ii) a decline of $653,000 in equipment and software application sales. The decline in equipment and software application sales from Fiscal 2007 to Fiscal 2008 was due to the combined effect of (i) a delay in iDNA’s introduction of new hardware and software products that iDNA originally scheduled in the fall of 2008 (but which will be introduced in Fiscal 2009), (ii) changes in client timing and/or scope of purchases and (iii) general changes in the overall economic climate causing prospective clients to delay, defer or cancel purchase plans until a future date. Revenues for Fiscal 2007 increased $3.5 million to $9.5 million as compared to $6.0 million for Fiscal 2006. The increase in revenues was principally due to the net effects of (i) an increase in revenues derived from OTI, acquired November 18, 2005, of $3.7 million, offset by (ii) a decline of $206,000 in core information service revenues as a consequence of changes in the timing and/or scope of the projects during Fiscal 2007 as compared to Fiscal 2006.

Revenues attributed to the strategic communication services segment remained stable at $6.1 million for each of Fiscal 2008 and Fiscal 2007. Overall client spending with iDNA remained consistent from year-to-year with various programs and events scheduled for each period of similar scope, size and general timing. Revenues for Fiscal 2007 decreased $2.2 million to $6.1 million as compared to $8.3 million for Fiscal 2006. The decrease in revenues was principally due to (i) a series of projects performed in Fiscal 2006 which aggregated $1.8 million for a client that were not repeated in Fiscal 2007 due to the client’s budgetary constraints and a change/reduction scope of its communications initiatives and (ii) a decline of $347,000 attributed to a pharmaceutical client due to a change in its budgetary spending from Fiscal 2006 to Fiscal 2007.

The nature of iDNA’s business is such that the nature and timing of assignments completed for clients, and the resulting revenue, will vary from period to period in terms of scope, size of projects and the ultimate revenues derived. iDNA’s continues to pursue the consolidation of its previously decentralized marketing for strategic communication services in an effort to improve the coordination and program value for current and prospective clients. Through this consolidation initiative, each of iDNA’s senior marketing strategists develop new marketing initiatives, create new project opportunities, seek new clients for its services and expand existing client relationships to generate new revenues to reduce period to period fluctuations. Although no assurances can be made, iDNA continues to seek revenue expansion through its new marketing strategist’s initiatives as a means to reduce year-to-year and quarter-to-quarter fluctuations in its revenues as well as to ultimately increase revenues.

Cost of Revenues: Cost of revenues for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $9.3 million, $9.1 million and $8.2 million, respectively.

Cost of revenues attributed to the information services segment decreased $165,000 to $5.3 million as compared to $5.5 million for Fiscal 2007. The decrease in the cost of revenues was principally due to the net effects of (i) a decline in revenues offset by (ii) an increase in direct project costs. Cost of revenues for Fiscal 2007 increased $1.9 million to $5.5 million for Fiscal 2007 as compared to $3.6 million for Fiscal 2006. The increase in cost of revenues was principally due to (i) an increase in cost of revenues derived from OTI, acquired November 18, 2005, of $1.7 million and (ii) an increase of $211,000 in core information service cost of revenues as a consequence of increased project expenses and related overhead during Fiscal 2007 as compared to Fiscal 2006.

The gross profit realized by the information services segment for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $3.4 million, $4.0 million and $2.4 million, respectively. The gross profit decrease of $602,000 for Fiscal 2008 as compared to Fiscal 2007 was due principally to the net effects of (i) a decline in revenues offset by (ii) an increase in direct project costs as a consequence of increased project and pricing competition. The gross profit increase of $1.6 million for Fiscal 2007 as compared to Fiscal 2006 was due principally to the net effects of (i) the increase in gross profit derived from OTI, acquired November 18, 2005, of $2.0 million offset by (ii) a decrease of $417,000 in gross profit attributable to the core information services as a consequence of (a) a decline in revenues of $206,000 and (b) an increase of project expenses and related overhead during Fiscal 2007 as compared to Fiscal 2006. The gross margin for Fiscal 2008 was 38.6% as compared to 41.8% for Fiscal 2007 and 39.9% for Fiscal 2006. The decrease in overall gross margin of 3.2% for Fiscal 2008 as compared to Fiscal 2007 was principally due to the net effects of (i) a 4.2% increase in direct project costs as a consequence of increased project and pricing competition offset by (iii) a 1.0% decrease in indirect production and overhead expenses. The increase in overall gross margin of 2.0% for Fiscal 2007 as compared to Fiscal 2006 is principally due to the net effects of (i) reduced variable project costs of 4.9%, offset by, (ii) an increase in indirect production and overhead costs of 2.9%. The gross profit increase of $229,000 for Fiscal 2007 as compared to Fiscal 2006 was principally due to the increase in gross profit derived from OTI.

Cost of revenues attributable to the strategic communication segment increased $378,000 to $4.1 million for Fiscal 2008 as compared to $3.8 million for Fiscal 2007. The increase in the cost of revenues was principally due to an increase in direct project costs as a consequence of the completion of smaller, lower margin projects during the period and an increase in production costs. For Fiscal 2007, cost of revenues decreased $1.0 million to $3.8 million for Fiscal 2007 as compared to $4.8 million for Fiscal 2006. The decrease in the costs of revenues was principally due to a reduction in direct project costs as a consequence of the $2.2 million decrease in revenues for Fiscal 2007.

The gross profit realized by the strategic communication segment for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $1.9 million, $2.3 million and $3.5 million, respectively. The gross profit decrease of $409,000 for Fiscal 2008 as compared to Fiscal 2007 was principally due to the net effect of (i) an increase in direct project costs of $470,000 offset by (ii) a decrease in indirect production and overhead expenses of $92,000. The gross profit decrease of $1.2 million to $2.3 million for Fiscal 2007 as compared to $3.5 million for Fiscal 2006 was principally due to the decrease of revenues and corresponding project margins from Fiscal 2006 to Fiscal 2007. The gross margin for Fiscal 2008 was 31.7% as compared to 38.2% for Fiscal 2007 and 42.7% for Fiscal 2006. The decrease in gross margin of 6.5% is principally due to the net effects of (i) a 7.9% increase in direct project costs offset by (ii) a 1.4% decrease in indirect production and overhead expenses. The decrease in gross margin of 4.5% for Fiscal 2007 as compared to Fiscal 2006 is principally due to (i) an unfavorable project price variance of 2.6% and (ii) an increase in fixed production overhead costs, as a percentage of revenues, of 1.9%.

Selling, General and Administrative Expense (“SG&A”): SG&A for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $9.4 million, $10.2 million and $8.5 million, respectively.

SG&A attributed to the information services segment increased $207,000 to $4.7 million for Fiscal 2008 as compared to $4.5 million for Fiscal 2007. The increase in SG&A was due principally to (i) an increase in professional services of $142,000 pertaining to consulting, legal and accounting services provided to iDNA and (ii) an increase of personnel expenses of $27,000. For Fiscal 2007, SG&A increased $2.2 million to $4.5 million as compared to $2.3 million for Fiscal 2006. The increase in SG&A was principally due to (i) an increase of $2.0 million in SG&A derived from OTI, acquired November 18, 2005, and (ii) an increase in SG&A of $243,000 attributable to the core information services as a consequence of increased marketing, personnel and professional service costs incurred.

SG&A attributable to the strategic communication services segment decreased $537,000 to $4.0 million for Fiscal 2008 as compared to $4.6 million for Fiscal 2007. The decrease in SG&A was due principally to the net effect of (i) a decrease in personnel expenses of $364,000, (ii) a decrease of facility expenses of $571,000 offset by (iii) an increase in professional services of $436,000 pertaining to consulting, legal and accounting services These personnel and facility expense reductions resulted from iDNA’s (i) consolidating certain personnel functions and eliminating redundant expenses, (ii) centralizing its marketing initiatives and (iii) eliminating redundant facility expenses through the consolidation of the New York office. For Fiscal 2007 SG&A increased $494,000 to $4.6 million as compared to $4.1 million for Fiscal 2006. The increase in SG&A was principally due to (i) an increase of $276,000 in marketing personnel expenses, (ii) an increase of $112,000 in rent and related facility costs and (iii) and an increase of $106,000 in other SG&A incurred.

SG&A for undistributed corporate expenses for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $634,000, $1.1 million and $2.1 million, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit each business segment or unit. The undistributed corporate expense reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decline in corporate SG&A of $465,000 in Fiscal 2008 as compared to Fiscal 2007 was due principally to (i) a reduction of $200,000 in personnel expenses and (ii) an increase in the allocation of corporate expenses directly to the operating segments as a consequence of iDNA having centralized components of its operations within its New York City headquarters. The decline in corporate SG&A of $1.0 million for Fiscal 2007 as compared to Fiscal 2006 was due principally to (i) a reduction in legal expenses of $225,000, (ii) the elimination of the one-time charge incurred in Fiscal 2006 of $208,000 for the premium paid by iDNA over market value in order to acquire 1,562,500 shares of iDNA’s Common Stock, and (iii) an increased proportionate share of corporate expense allocated to OTI, acquired November 18, 2005, of $625,000.

Interest Income: Interest income is derived principally from interest earned on iDNA’s investments in commercial paper, and money market accounts. Interest earned on iDNA’s investments for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $36,000, $19,000 and $20,000, respectively. The change in interest income over each fiscal period is due principally to changes in the weighted average investment balances during the periods.

In addition to the interest income earned on investments, iDNA also recorded interest income as a result of (i) interest associated with the net proceeds received from the New York Settlement Stipulation of $24,000 in Fiscal 2006.

Income from Investment in AFC: iDNA accounts for its investment in AFC using the equity method. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, iDNA’s share of the net income of AFC was $655,000, $609,000 and $744,000, respectively. AFC’s fiscal year ends December 31. The following sets forth summarized operating results for AFC (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues	$6,494	$6,328	$6,487

Operating costs	4,135	4,037	3,980
Depreciation and amortization	781	775	752
General and administrative expenses	269	298	268
	5,185	5,110	5,000
Net income	$1,309	$1,218	$1,487

iDNA's proportionate share of net income	$655	$609	$744

AFC’s revenues increased $166,000 to $6.5 million for the year ended December 31, 2007 as compared to $6.3 million for the year ended December 31, 2006. The increase in AFC’s revenues was principally as a result of the net effects of (i) an increase of 2.1% in attendance, (ii) an increase of 1.6% in ticket prices offset by (iii) a decrease of 1.4% in café, concessions and other revenues, or $18,000. AFC’s revenues decreased $159,000 to $6.3 million for the year ended December 31, 2006 as compared to $6.5 million for the year ended December 31, 2005. The decrease in AFC’s revenues was principally as a result of the net effects of (i) a 5.2% decrease in attendance, offset by, (ii) an increase in ticket prices of 1.2% and (iii) an increase in café, concessions and other revenues of 3.7%, or $48,000. AFC’s revenues can fluctuate from month-to-month and year-to-year principally as a result of film attendance, and at times, the ticket prices, depending on audience interest in, and the popularity of the films AFC exhibits.

For the years ended December 31, 2007, 2006 and 2005, film rental expense (a component of operating expenses) was $1.5 million, $1.6 million and $1.5 million, respectively. Film expense, as a percentage of revenues, was 23.0%, 24.8% and 22.9% for the years ended December 31, 2007, 2006 and 2005, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film, length of time the film is exhibited and the popularity of the film.

For the years ended December 31, 2007, 2006 and 2005, operating costs (excluding film rental expense) were $2.6 million, $2.5 million and $2.5 million, respectively. Furthermore, operating costs, as a percentage of revenues were 40.6%, 39.0% and 38.4%for the years ended December 31, 2007, 2006 and 2005, respectively. The nature of AFC’s operating costs tend to generally be more fixed overhead related costs and advertising expenses. Due to the fixed overhead nature of AFC’s operating expenses, these costs are not significantly affected by fluctuations in attendance from period to period as the expenses remained stable from the year ended December 31, 2005 through the year ended December 31, 2007.

As a result of the net cash flow realized by AFC, distributions by AFC to iDNA for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $750,000, $1.2 million and $878,000, respectively. The timing and dollar value of AFC distributions are dependent upon the combined effects of (i) the operating performance of AFC from period-to-period and (ii) working capital of AFC at the time of distribution.

Interest Expense: For Fiscal 2008, Fiscal 2007 and Fiscal 2006, iDNA incurred interest expense of $369,000, $488,000 and $662,000, respectively. During Fiscal 2008, Fiscal 2007 and Fiscal 2006, iDNA’s weighted average of borrowings was $15.4 million, $14.4 million and $13.0 million, respectively. The effective weighted average rate of interest expense incurred for each of Fiscal 2008, Fiscal 2007 and Fiscal 2006 was 2.4%, 3.4% and 5.1%, respectively. iDNA financed a portion of the cost of its acquisitions through the issuance of promissory notes, bearing interest at 5% per annum, to the selling shareholders or members. The aggregate weighted average of the promissory notes issued and outstanding as a consequence of financing acquisitions for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $13.5 million, $13.5 million and $12.6 million, respectively.

The effective weighted average rate of interest for Fiscal 2008 was 2.4% as compared to 3.4% for Fiscal 2007. The decline in the effective interest rate is due to the net effect of (i) the interest abatement attributable to the Base Notes, Trailing Notes and Convertible Notes (each defined below, collectively known as the “Campus Notes”) during Fiscal 2008 (see the interest expense abatement discussion below) offset by (ii) additional interest expense incurred during the fourth quarter of Fiscal 2008 as a consequence of the Term Loan. The effective weighted average interest rate for Fiscal 2007 was 3.4% as compared to 5.1% for Fiscal 2006. The decline in the effective interest rate was due principally to the suspension of interest attributable to the Campus Notes for the period August 1, 2006 through January 31, 2007. The aggregate principal amount of the Campus Notes outstanding during the interest suspension period in Fiscal 2008 and Fiscal 2007 was $12.1 million (in both such years) and the value of the foregone interest was $616,000 and $314,000, respectively.

Interest expense abatement: The Campus Notes issued by iDNA in its acquisition of Audience Response Systems, Inc. (“ARS”) and CGC (collectively, the “Campus Group”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group. For the trailing twelve month period ended July 31, 2006, the Campus Group’s financial performance fell below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain of $631,000 for Fiscal 2007. For the period August 1, 2006 through January 31, 2007 and for Fiscal 2008, the Campus Group’s financial performance remained below the minimum operating cash flow thresholds (see the above interest expense discussion),and as a consequence, additional interest expense has been suspended until the thresholds are met. Prospectively, once the thresholds are achieved, interest will begin to accrue pursuant to the terms of the Campus Notes.

Income Taxes: For Fiscal 2008, iDNA recorded income tax expense of $1,000 from continuing operations representing various net state and local income tax. For Fiscal 2007, iDNA recorded income tax benefits of $10,000 from continuing operations and $7,000 attributable to discontinued auto rental and finance operations. For Fiscal 2006, iDNA incurred $70,000 in income tax expense from continuing operations comprised of (i) $25,000 in federal alternate minimum income tax expense and (ii) $45,000 for state and local income taxes.

As of January 31, 2008 iDNA has federal net operating loss carryforwards of $91.5 million of which approximately $24.5 million is estimated to expire due to the limitations described below. As a consequence, iDNA’s federal net operating loss carryforwards of $67.0 million may be used to reduce future taxable income. Such net operating loss carryforwards will expire: $22.6 million in Fiscal 2019, $13.5 million in Fiscal 2020, $7.2 million in Fiscal 2021, $10.6 million in Fiscal 2022, $5.3 million in Fiscal 2023, $3.0 million in Fiscal 2024, $607,000 in Fiscal 2025, $1.4 million in Fiscal 2027 and $2.7 million in Fiscal 2028. As of January 31, 2008, iDNA has state and local operating loss carryforwards of $53.6 million which will expire: $5.7 million in Fiscal 2018, $1.1 million in Fiscal 2019, $14.2 million, in Fiscal 2021, $9.8 million in Fiscal 2022, $9.1 million in Fiscal 2023, $4.4 million in Fiscal 2024, $525,000 in Fiscal 2025, $3.0 million in Fiscal 2027 and $6.0 million in Fiscal 2028.

As a consequence of iDNA’s November 3, 2000 repurchase of shares of its Common Stock, iDNA underwent a “change in ownership” as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the “change in ownership” described above, the use of net operating loss carryforwards totaling $61.0 million (“Section 382 NOL”) incurred prior to November 3, 2000 will be subject to significant annual limitation. As of January 31, 2008, iDNA has utilized approximately $858,000 of the Section 382 NOL. Furthermore, an iDNA subsidiary has a Separate Return Loss Year that is also subject to “change of ownership” limitations of $2.2 million as of January 31, 2008. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $28.2 million as of January 31, 2008, are not subject to the Section 382 limitation.

As of January 31, 2008, iDNA also has unused low income housing credits (“LIHC”) totaling $4.3 million which expire: $569,000 in Fiscal 2013, $820,000 in Fiscal 2019, $953,000 in Fiscal 2020, $968,000 in Fiscal 2021, $898,000 in Fiscal 2022 and smaller amounts expiring in Fiscal 2023 through Fiscal 2028. Of such low income housing credits, $3.4 million were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above. iDNA estimates that the entire LIHC of $3.4 million subject to the Section 383 limitation will expire unused.

As of January 31, 2008, iDNA has $919,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

iDNA’s adoption of FIN No. 48 for the year ended January 31, 2008 resulted in an adjustment to retained deficit of $329,000 to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest and penalties. iDNA adjusted its initial estimates developed during the first quarter of Fiscal 2008 as iDNA refined its calculations and assessment of its uncertain tax positions. In addition, iDNA’s tax years open for examination vary by jurisdiction. iDNA’s last taxable year under examination by the IRS was January 31, 1998.

SEASONALITY OF BUSINESS

iDNA’s revenues are derived from services performed for clients principally on a project-by-project basis. The nature, scope and timing of client projects are determined independently by each client based upon their own internal operating and communications needs which fluctuate from quarter-to-quarter and year-to-year. To date, iDNA has not experienced any determinable revenue trends based upon seasonality.

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

The results of both the auto rental and finance operations are included in the results of discontinued operations. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, the results of the discontinued operations principally represent the effects of the residual collection of previously charged off loans, and the settlement of, and changes in iDNA’s, provisions for income taxes and reserves for claims against ARAC related to the self-insured claims.

LIQUIDITY AND CAPITAL RESOURCES

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on November 21, 2007, Holdings consummated the Loan Agreement with Silar, pursuant to which Silar agreed to provide the Term Loan in an aggregate principal amount of $4.25 million to Holdings. Interest is to accrue on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. At January 31, 2008, the “prime rate” was 6.0%. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. At January 31, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement. iDNA’s obligations under the Term Loan are secured by a pledge of all of Holdings’ assets, including all of the outstanding shares of NCI, which owns a 50% membership interest in AFC. The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) NCI (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000. The auto loan is repayable in monthly installments of $755 with the last payment due February 2011. The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan.

On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note (the “Note”) in the principal amount of $1.0 million. The lender, Seasons Go Round, was an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal of the Note was due February 15, 2008, (ii) iDNA was required to pay interest only, monthly and in arrears, during the term and (iii) the Note bore interest at fourteen percent (14%) per annum. iDNA prepaid the Note in full without a prepayment penalty on November 21, 2007 from the net proceeds derived from the Term Loan Financing.

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in the aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at the rate of 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At January 31, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and an accrued interest obligation of $12,000.

As a consequence of iDNA’s acquisition of the Campus Group effective July 31, 2003, iDNA issued to Mr. Campus and certain family trusts promissory notes (the former shareholders of the Campus Group) in an aggregate principal amount of $9.9 million and issued to a family trust a convertible promissory note in the principal amount of $2.8 million (collectively, the “Campus Notes”). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (“Base Notes”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (“Trailing Notes”) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (“Convertible Note”) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA Common Stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA Common Stock prior to repayment of the Base Notes and Trailing Notes. iDNA’s obligations under the Campus Notes are secured by the capital stock of the companies comprising the Campus Group. At January 31, 2008, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively and accrued interest obligations of $156,000.

For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance had fallen below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus Notes of $631,000 during the second quarter of Fiscal 2007. For the period August 1, 2006 through January 31, 2007 and for Fiscal 2008, the Campus Group’s financial performance remained below the minimum operating cash flow thresholds. As a consequence no interest was incurred on the Campus Notes during the period August 1, 2006 through January 31, 2007 or for Fiscal 2008. Prospectively, interest may accrue pursuant to the terms of the Campus Notes once the minimum operating cash flow thresholds are achieved.

As a consequence of iDNA’s acquisition of OMI, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At January 31, 2008, the remaining balance of the SBA Loan of $299,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. OMI’s obligations under the capital lease are collateralized by the digital media production and editing equipment acquired by OMI. At January 31, 2008, the remaining balance due under the capital lease was $53,000.

For Fiscal 2008, iDNA’s cash and cash equivalents decreased $108,000 principally due to the net effects of (i) the cash flows used by operations $2.0 million, (ii) capital expenditures of $201,000,(iii) the repayment of debt of $1.3 million, (iv) the purchase of trading securities of $1.1 million, and (v) the payment of loan origination fees of $468,000, offset by (vi) proceeds from the issuance of the Term Loan of $4.25 million and the auto loan of $24,000, (vii) the net proceeds derived from the exercise of stock options of $14,000, (viii) AFC distributions of $750,000.

For Fiscal 2007, iDNA’s cash and cash equivalents decreased $867,000 due to the net effects of (i) cash flows used by operations of $1.2 million, (ii) capital expenditures of $579,000, (iii) repayment of the amounts due to the former OTI Members of $530,000, (iv) the repayment of debt of $453,000 (v) the purchase of trading securities of $271,000, offset by (vi) proceeds from AFC distributions of 1.2 million and (vii) proceeds from the issuance of the Note and a capital lease of $1.0 million and $102,000, respectively.

For Fiscal 2006, iDNA’s cash and cash equivalents increased $673,000 due to the net effects of (i) cash flows provided by operations of $2.5 million, inclusive of the net proceeds of $2.0 million derived from the Settlement Fund, (ii) proceeds from AFC distributions of $878,000, offset by, (iii) payments to repurchase iDNA Common Stock of $1.1 million, (iv) payments to acquire OTI, net of cash acquired, of $827,000, (v) the repayment of debt of $524,000 and (vi) capital expenditures of $285,000. The principal components of iDNA’s cash flow from operations for Fiscal 2006 included the collection of iDNA’s income tax refund of $826,000 and the net proceeds derived from the New York Settlement Stipulation of $2.0 million. iDNA also used $7,000 of cash principally for legal and claim expenses associated with iDNA’s discontinued operations.

Prior to the Term Loan, iDNA had limited external sources of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities. At January 31, 2008, iDNA had unrestricted cash of $169,000 and investments in trading securities of $1.4 million, which together with any cash flow derived from its investment in AFC and the operations of iDNA’s corporate communications business will be used to pursue such opportunities and reduce debt.

iDNA believes that the available cash and cash equivalents and investments in trading securities totaling $1.6 million at January 31, 2008 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. However, as previously discussed, iDNA’s lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA’s Board of Directors. Such limitations may have an adverse impact on iDNA’s financial position, results of operations and liquidity.

The following table presents certain payments due under contractual obligations with minimum firm commitments as of January 31, 2008 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term Debt Obligations	$17,575	$1,088	$10,175	$1,702	$4,610
Capital Lease Obligation	57	39	18	-	-
Operating Lease Obligation	2,075	567	918	590	-
Purchase Obligation	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
	$19,707	$1,694	$11,111	$2,292	$4,610

OFF-BALANCE SHEET ARRANGEMENTS

iDNA has no off-balance sheet arrangements.

OTHER

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. SFAS No, 141-R changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

In December 2007, the FASB issued FSAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment to ARB No.51. SFAS No. 160 requires that (i) noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for annual periods beginning after December 15, 2008.

Inflation

Inflation has not had a material effect on iDNA’s business.

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

As of January 31, 2008, the interest rates under iDNA’s long term and convertible debt, exclusive of the Term Loan, are fixed. As a result iDNA has limited market risk associated with market interest rates. The interest rate attributable to the Term Loan is a variable annual rate based upon the prime rate, as published by Citibank N.A. (“Prime Rate”) plus 4%, or, if greater, 12.25%. As a consequence, iDNA interest charges under the Term Loan are subject to fluctuations based upon changes in the credit markets and the corresponding Prime Rate. For each 1% increase in the Prime Rate above 8.25%, iDNA’s interest costs on the Term Loan would increase approximately $42,000 per annum. At January 31, 2008, the Prime Rate was 6.0%.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iDNA, Inc. and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheets of iDNA, Inc. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the three years in the period ended January 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iDNA, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, Accounting for Income Taxes.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
May 14, 2008

iDNA, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	January 31,
	2008	2007
ASSETS
Cash and cash equivalents (Note 1)	$169	$277
Restricted cash (Note 1)	147	147
Investment in trading securities (Note 1)	1,421	271
Accounts receivable, net of allowance of $75 and $82, respectively (Note 1)	1,453	1,796
Income taxes refundable (Note 8)	19	19
Inventory (Note 1)	165	232
Prepaid expenses	444	293
Other current assets	90	115
Total current assets	3,908	3,150

Property and equipment, net of accumulated depreciation of $3,325 and $2,833, respectively (Notes 1 and 3)	2,102	2,752
Investment in AFC (Note 4)	7,129	7,224
Goodwill (Notes 1, 2 and 12)	-	2,728
Other intangible assets, net of accumulated amortization of $2,183, respectively (Notes 1, 2 and 12)	-	6,115
Other assets	414	109

	$13,553	$22,078

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current maturities of long term obligations (Note 7)	$1,123	$805
Accounts payable	1,220	1,621
Deferred revenue (Note 1)	1,552	1,033
Self-insurance claims (Note 11)	172	235
Other liabilities (Note 6)	1,324	1,445
Total current liabilities	5,391	5,139

Long term obligations (Note 7)	13,373	11,071
Convertible promissory note (Note 7)	2,825	2,825
Accrued income taxes, long term (Note 8)	610	298
	22,199	19,333

COMMITMENTS AND CONTINGENCIES (Note 11)	-	-

STOCKHOLDERS' EQUITY (DEFICIT) (Note 9)
Preferred stock	-	-
Common stock - $.05 par value, authorized 50,000,000 shares, issued 39,949,589 and 39,949,589 shares, respectively	1,997	1,997
Additional paid-in capital	175,537	174,837
Retained deficit	(164,076)	(151,699)
Deferred compensation	(18)	(41)
Treasury stock, at cost, 29,938,725 and 30,294,975 shares, respectively	(22,086)	(22,349)
Total stockholders' equity (deficit)	(8,646)	2,745
	$13,553	$22,078

See accompanying notes to consolidated financial statements.

iDNA, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Years Ended January 31,
	2008	2007	2006

Revenues (Notes 1 and 14)	$14,617	$15,444	$14,090

Cost of revenues (Note 1)	9,331	9,147	8,162

Gross profit	5,286	6,297	5,928

Selling, general and administrative	9,397	10,187	8,459
Impairment charge (Notes 1 and 2)	8,033	4,482	-
Loss from operations	(12,144)	(8,372)	(2,531)

Interest income	36	19	44
Income from AFC investment (Note 4)	655	609	744
Interest expense (Note 7)	(369)	(488)	(662)
Interest abatement (Note 7)	-	631	-
Other income (Note 18)	-	-	1,960

Loss from continuing operations before income taxes	(11,822)	(7,601)	(445)

Provision (benefit) for income taxes (Note 8)	1	(10)	70

Loss from continuing operations	(11,823)	(7,591)	(515)

Income from discontinued operations, net of tax (Note 17)	10	11	14

Net loss applicable to common stock	$(11,813)	$(7,580)	$(501)

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.19)	$(.83)	$(.05)
Discontinued operations	-	-	-
Net loss per share	$(1.19)	$(.83)	$(.05)

Weighted average number of shares outstanding:
Basic and diluted	9,933	9,167	9,250

See accompanying notes to consolidated financial statements.

iDNA, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Years Ended January 31, 2008, 2007 and 2006
(In Thousands, Except Share Amounts)

	Preferred Stock		Common Stock		Additional			Deferred		Comprehensive
		Par		Par	Paid-In	Retained	Treasury	Compensation		Income
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Expense	Total	(Loss)

BALANCE, JANUARY 31, 2005	-	$-	39,949,589	$1,997	$174,454	$(143,383)	$(22,402)	$(89)	$10,577

Net loss						(501)			(501)	(501)
Treasury stock issued for services						(42)	75		33
Treasury stock issued to acquire OTI (Note 12)						(108)	366		258
Treasury stock purchased (Note 18)							(844)		(844)
Fair value of Eligible Shareholder warrants to be issued (Note 18)					25				25
Deferred compensation expense								24	24
BALANCE, JANUARY 31, 2006	-	-	39,949,589	1,997	174,479	(144,034)	(22,805)	(65)	9,572	$(501)

Net loss						(7,580)			(7,580)	(7,580)
Share-based compensation expense					358				358
Treasury stock issued						(85)	456		371
Deferred compensation expense								24	24
BALANCE, JANUARY 31, 2007	-	-	39,949,589	1,997	174,837	(151,699)	(22,349)	(41)	2,745	$(7,580)

Net loss						(11,813)			(11,813)	(11,813)
Share-based compensation expense					374				374
Treasury stock issued						(235)	263		28
Deferred warrant expense (Note 7)					326				326
Deferred compensation expense								23	23
Cummulative adjustment for the adoption of FIN 48 (Note 7)						(329)			(329)
BALANCE, JANUARY 31, 2008	-	$-	39,949,589	$1,997	$175,537	$(164,076)	$(22,086)	$(18)	$(8,646)	$(11,813)

See accompanying notes to consolidated financial statements.

iDNA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Years Ended January 31,
	2008	2007	2006

Cash Flows from Continuing Operating Activities
Net loss	$(11,813)	$(7,580)	$(501)
Adjustments to reconcile net loss to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	1,636	1,652	1,411
Non-cash interest	53	-	-
Impairment charge	8,033	4,482
Income from AFC investment	(655)	(609)	(744)
Share-based compensation expense	260	724	-
Stock issued as compensation for services rendered	128	5	33
Excess payment over fair value of tresury stock purchased	-	-	208
Amortization of deferred compensation expense	23	24	24
Fair value of Eligible Shareholder warrants	-	-	25
Loss on disposal of assets	25	-	-
Changes in operating assets and liabilities:
Accounts receivable	343	249	882
Accrued income tax/refundable	(17)	(79)	856
Accounts payable	(401)	158	77
Deferred revenue	519	141	(351)
Self insurance claims	(63)	-	(21)
Other operating assets and liabilities, net	(50)	(363)	584
Net cash provided by (used in) operating activities	(1,979)	(1,196)	2,483

Cash Flows from Investing Activities
Acquisition of OTI net of cash acquired	-	-	(827)
Purchase of letter of credit, increase in restricted cash	-	(147)	-
Purchase of marketable securities, net	(1,150)	(271)	-
Proceeds from AFC distributions	750	1,207	878
Purchase of other property and equipment	(201)	(579)	(285)
Net cash provided by (used in) investing activities	(601)	210	(234)

Cash Flows from Financing Activities
Proceeds from issuance of the Term Loan	4,250	-	-
Proceeds from issuance of promissory note	-	1,000	-
Proceeds from borrowings under a capital lease and installment loans	24	102	-
Proceeds from exercise of stock options	14	-	-
Payments of loan origination fees	(468)	-	-
Payments on debt, notes payable and capital lease	(1,348)	(453)	(524)
Payments to acquire treasury stock	-	-	(1,052)
Payments to retire due to the former OTI Members	-	(530)	-
Net cash provided by (used in) financing activities	2,472	119	(1,576)

Increase (decrease) in cash and cash equivalents from operations	(108)	(867)	673
Cash and cash equivalents at beginning of year	277	1,144	471
Cash and cash equivalents at end of year	$169	$277	$1,144

- continued -

See accompanying notes to consolidated financial statements.

iDNA, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(In Thousands)

	Years Ended January 31,
	2008	2007	2006

Supplemental Disclosures of Cash Flow Information
Interest paid	$530	$166	$489
Income taxes paid	$17	$55	$45

Acquisition of OTI:
Non-cash assets acquired			$3,605
Liabilities assumed			(1,031)
			2,574
Promissory notes issued			(1,489)
Treasury stock issued			(258)
Cash paid, net of cash acquired			$827

See accompanying notes to consolidated financial statements.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: iDNA, Inc. (the “Company” or “iDNA”) began operations in 1969 and was incorporated in Delaware in 1971. iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies (see Note 13).

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

As of consequence of iDNA’s investment in the Angelika Film Centers, LLC (“AFC”), iDNA operates in the movie exhibition and entertainment industry (see Note 4).

Prior to Fiscal 2003, iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc. (“NAC”), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001 (see Note 17).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of iDNA and its wholly owned subsidiaries and its investment in AFC, a 50% owned limited liability company, which is accounted for under the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES: The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from those estimates.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS: All highly liquid investments, such as commercial paper and debt instruments with initial maturities of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates the market value. As of January 31, 2008, the Company’s cash balance, inclusive of its restricted cash, was $316,000 and the bank balance was $1.2 million. Of the total bank balance, $230,000 was covered by federal depository insurance and $1.0 million was uninsured.

INVESTMENT IN TRADING SECURITIES: iDNA’s investment in trading securities is comprised of an investment in a mutual fund which invests in highly liquid, AAA fixed income securities. iDNA’s investment in trading securities that are available for trading is carried at their fair market value at January 31, 2008. Unrealized gains or losses at on trading securities are credited or charged to operations for Fiscal 2008 and Fiscal 2007. Interest and dividend earned on the investment are recorded as interest income.

RESTRICTED CASH: In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of January 31, 2008 and 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS: Intangible assets with indefinite lives, including goodwill, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator (see Note 2).

In its acquisition of Option Technologies Interactive, LLC (“OTI”) on November 18, 2005 (see Note 12), iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an aggregate fair value of $703,000. The useful lives of these intangibles are estimated to be 5 to 7 years. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For Fiscal 2008, Fiscal 2007 and from November 18, 2005, the date of acquisition, to January 31, 2006, iDNA charged to operations $105,000, $114,000 and $10,000, respectively, for the amortization of these intangible assets.

In its acquisition of Audience Response Systems, Inc. (“ARS”) and the Campus Group Companies, Inc. (“CGC” and collectively with ARS, the “Campus Group”) on July 31, 2003, iDNA acquired certain intangible assets including client relationships and lists and a non-competition agreement with an initial aggregate fair value of $9.5 million. The adjusted useful lives (see Note 2) of these intangibles are estimated to be 10 years and 9 years, respectively. The intangible assets with definite useful lives are amortized using the straight-line method over those lives. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, iDNA charged to operations $705,000, $639,000 and $568,000, respectively, for the amortization of these intangible assets. As a consequence of the impairment charge recorded for Fiscal 2008, there will not be any charges to operations in the future for the amortization of other intangible assets.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Certain of these long-lived assets were disposed of or have been written-down to their estimated fair value during Fiscal 2008 and Fiscal 2007 (see Note 2).

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
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred income taxes are provided for all temporary differences between the book and tax basis of assets and liabilities. Deferred income taxes are adjusted to reflect new tax rates when they are enacted into law. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is anticipated that some or all of a net deferred tax asset may not be realized (see Note 8).

In February 2007, iDNA adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. The interpretation requires that iDNA recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of retained earnings (deficit).

As a consequence of the adoption of the provisions of FIN 48, iDNA recorded an adjustment to retained deficit of $329,000 as of February 1, 2007 to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest. iDNA adjusted its initial estimates developed during the first quarter of Fiscal 2008 as iDNA refined its calculations and assessment of its uncertain tax positions. iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit).

SELF-INSURANCE CLAIMS: iDNA’s wholly-owned subsidiary ARAC, Inc. (“ARAC”) is subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations (see Notes 11 and 17). iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.

Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA’s former rental operations and self-insurance claims, it is difficult to project the ultimate effect the adjudication or settlement of these matters will have on iDNA. As additional information regarding iDNA’s potential liabilities becomes available, iDNA will revise the estimates as appropriate.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUES: iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $90,000 and $115,000, respectively, are reported as other current assets at January 31, 2008 and 2007.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software is shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period which generally are sold in increments of one year of coverage. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, electronic equipment sales were $2.1 million, $2.6 million and $1.3 million, respectively.

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

RESEARCH AND DEVELOPMENT COSTS: As a consequence of the acquisition of OTI, iDNA incurs certain research and development costs. Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues. For Fiscal 2008, Fiscal 2007 and from November 18, 2005, the date of acquisition of OTI, to January 31, 2006, iDNA charged $416,000, $416,000 and $75,000, respectively, to product research and development expense.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION: Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123.

Prior to the adoption of SFAS No. 123(R), iDNA followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Historically, substantially all stock options have been granted with an exercise price equal to the fair market value of the iDNA’s common stock, $0.05 par value (“Common Stock”). As a consequence, no compensation expense was recognized from substantially all option grants to iDNA’s employees, officers and directors.

EARNINGS PER SHARE: Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA Common Stock outstanding for the year. Dilutive earnings per share for all years presented is the same as basic earnings per share because the inclusion of common stock equivalents would have an anti-dilutive effect on loss per share for Fiscal 2008, Fiscal 2007, and Fiscal 2006. For Fiscal 2008, Fiscal 2007 and Fiscal 2006 there were no common stock equivalents, in the form of stock options and warrants, excluded from the earnings (loss) per share due to their dilutive effect.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. SFAS No. 141-R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The objective of SFAS No. 141-R is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination. SFAS No, 141-R changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment to ARB No.51. SFAS No. 160 requires that (i) noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for annual periods beginning after December 15, 2008.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 2 – IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

Pursuant to iDNA’s established accounting policies, iDNA conducts an annual analysis of goodwill. iDNA estimates the fair value of its reporting units and compares those values to the carrying values of those reporting units. If the estimated fair value of the reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. In estimating the fair value of each reporting unit, iDNA used primarily the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit). iDNA concluded that as of January 31, 2006 there was no impairment of its goodwill based upon the then estimated fair value of its reporting units.

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

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for additional impairment. As a consequence of the testing and initial assessment for Fiscal 2008, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively. At January 31, 2008, iDNA has reduced the carrying value of all goodwill and other intangible assets to zero.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 3 – PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	January 31,
Description	2008	2007	Estimated Useful Life

Leasehold improvements	$227	$368	Lesser of useful life or term of lease
Machinery & equipment	2,036	2,008	5 years
Computer equipment	1,127	1,108	3 years
Furniture & fixtures	240	308	5 years
Automobiles	63	59	2 - 3 years
Software	1,574	1,576	5 to 10 years
Small tools	30	28	18 to 24 months
Film library	130	130	5 years
	5,427	5,585
Less
Accumulated depreciation	(3,325)	(2,833)

	$2,102	$2,752

Depreciation expense was $826,000, $899,000 and $833,000 for Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

NOTE 4 – INVESTMENT IN AFC

On April 5, 2000, iDNA, through its wholly owned subsidiary National Cinemas, Inc., purchased a 50% membership interest in AFC. AFC is the owner and operator of the Angelika Film Centers, which is a multiplex cinema and café complex in the Soho District of Manhattan in New York City. The 50% membership interest was purchased from Reading International, Inc. (“Reading”) for an initial investment of $11.1 million. At April 5, 2000, the investment exceeded iDNA’s share of the net assets of AFC by approximately $5.6 million, which is being treated in a manner similar to goodwill (see Note 1).

AFC is currently owned 50% by iDNA and 50% by Reading. The articles and bylaws of AFC provide that for all matters subject to a vote of AFC’s members, a majority is required, except that in the event of a tie vote, the Chairman of Reading shall cast the deciding vote.

iDNA uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30, and December 31, respectively. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, iDNA recorded income from its investment in AFC of $655,000, $609,000 and $744,000, respectively, representing its share of AFC’s income.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 4 – INVESTMENT IN AFC (CONTINUED)

Summarized financial statement information for AFC as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	December 31,
	2007	2006
Condensed Balance Sheet:
Current assets	$1,237	$1,223
Property and equipment, net	734	833
Intangible with definitive life	5,117	5,707
Other assets	80	80
	$7,168	$7,843

Current liabilities	$661	$480
Non-current liabilities	2,168	2,083
Members' equity	4,339	5,280
	$7,168	$7,843

	For the Year Ended December 31,
	2007	2006	2005

Condensed Statement of Earnings:
Revenues	$6,494	$6,328	$6,487

Operating costs	4,135	4,037	3,980
Depreciation and amortization	781	775	752
General and administrative expenses	269	298	268
	5,185	5,110	5,000

Net income	$1,309	$1,218	$1,487
iDNA's proportionate share of net income	$655	$609	$744

NOTE 5 – FINANCIAL INSTRUMENTS

iDNA has various financial instruments including cash and cash equivalents, and investments in trading securities and in affordable housing limited partnerships, miscellaneous other assets, promissory notes, Term Loan (as defined in Note 7) and a loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). Many of these instruments are short-term in nature and the fair value of these financial instruments has been estimated based on available market information and appropriate valuation methodologies. iDNA has determined that the carrying values of such instruments approximate estimated fair values. The OTI Promissory Note, Base Promissory Notes, Trailing Notes and Convertible debt (as defined in Note 7) are stated at cost since the obligations under these instruments arose pursuant to the terms of related purchase agreements and since there are currently no market prices available for similar instruments.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 6 – OTHER LIABILITIES

The components of other liabilities are as follows (in thousands):

	January 31,
	2008	2007

Accrued interest	$168	$176
Accrued salary, wages and related benefits	532	427
Accrued expenses	617	790
Accrued state and local taxes	7	52
Total	$1,324	$1,445

NOTE 7 – CURRENT AND LONG TERM OBLIGATIONS

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. At January 31, 2008, the “prime rate” was 6.0%. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. At January 31, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement.

iDNA has utilized the proceeds from the Term Loan Financing in the following manners: (i) approximately $1.0 million was applied for the repayment and retirement of iDNA’s indebtedness to Seasons Go Round Inc.; (ii) $263,000 was used for prepayment of interest on the Term Loan; (iii) $207,000 was paid to Silar or its designee in satisfaction of fees and expenses due in connection with the Term Loan Financing; (iv) $60,000 was paid to a consultant for its role in facilitating the Term Loan Financing; and (v) the remaining proceeds of approximately $2.7 million have been and will continue to be utilized for working capital purposes. iDNA incurred various loan origination fees in the amount of $511,000, inclusive of the $207,000 paid to Silar at closing, and iDNA amortizes the origination fees to interest expense over the expected term of the Term Loan. At January 31, 2008, iDNA charged to interest expense $33,000 for loan origination fees.

Holdings’ obligations under the Term Loan are secured by a pledge of all of Holdings’ assets, including all of the outstanding shares of National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC. The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) NCI (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 7 – CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

In connection with the consummation of the Term Loan, as required by the Loan Agreement, iDNA issued warrants to Silar and a consultant (the “Warrants”) to purchase 1.5 million and 60,000 shares, respectively, of iDNA’s Common Stock at an exercise price of $0.27 per share. The number of shares issuable upon exercise of the Warrants is subject to customary adjustment in the event of a stock dividend, stock split, reverse stock split or similar event and is furthermore subject to a weighted-average antidilution protection in the event that iDNA issues additional shares of Common Stock for consideration less than the existing exercise price under the Warrants. Additionally, pursuant to the Warrants, the holder thereof has been granted (subject to certain conditions, including the reimbursement of iDNA’s costs) three demand registration rights for the underlying shares of Common Stock, as well as unlimited piggyback registration rights for such shares of Common Stock. The fair value of the Warrants at the date of grant was $339,000. At January 31, 2008, the unamortized fair value of the Warrants issued in the amount of $306,000 was recorded as a component of additional paid in capital and a reduction of the principal on the Term Loan. iDNA charges to interest expense the fair value of the Warrants over the expected three year term of the Term Loan. For the period November 21, 2007 to January 31, 2008, iDNA charged to interest expense $33,000 for the fair value of the Warrants.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000. The auto loan is repayable in monthly installments of $755 with the last payment due February 2011. The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan.

On July 20, 2006, iDNA consummated a Loan and Security Agreement with a lender and issued a Promissory Note (the “Note”) in the principal amount of $1.0 million. The lender, Seasons Go Round, was an unaffiliated third party lender. Pursuant to the terms of the Note, (i) the outstanding principal of the Note was due February 15, 2008, (ii) iDNA was required to pay interest only, monthly and in arrears, during the term and (iii) the Note bore interest at fourteen percent (14%) per annum. iDNA prepaid the Note in full without a prepayment penalty on November 21, 2007 from the net proceeds derived from the Term Loan Financing.

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to FWA and MeetingNet the OTI Promissory Notes in the aggregate principal amount of $1.5 million. The OTI Promissory Notes bear interest at the rate of 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At January 31, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and an accrued interest obligation of $12,000.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 7 – CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

As a consequence of iDNA’s acquisition of the Campus Group effective July 31, 2003, iDNA issued to Mr. Campus and certain family trusts promissory notes (the former shareholders of the Campus Group) in an aggregate principal amount of $9.9 million and issued to a family trust a convertible promissory note in the principal amount of $2.8 million (collectively, the “Campus Notes”). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (“Base Notes”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (“Trailing Notes”) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from The Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (“Convertible Note”) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the convertible promissory note into iDNA Common Stock prior to repayment of the Base Notes and Trailing Notes. iDNA’s obligations under the Campus Notes are secured by the capital stock of the companies comprising the Campus Group. At January 31, 2008, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and Convertible Notes of $6.0 million, $3.3 million and $2.8 million, respectively and accrued interest obligations of $156,000.

For the trailing twelve month period ended July 31, 2006, The Campus Group’s financial performance had fallen below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, the interest expense incurred by iDNA during the twelve month period ended July 31, 2006 was abated. As a consequence of the interest abatement, iDNA realized a gain from the abatement of interest on the Campus Notes of $631,000 during the second quarter of Fiscal 2007. For the period August 1, 2006 through January 31, 2007 and for Fiscal 2008, the Campus Group’s financial performance remained below the minimum operating cash flow thresholds. As a consequence no interest was incurred on the Campus Notes during the period August 1, 2006 through January 31, 2007 or for Fiscal 2008. Prospectively, interest may accrue pursuant to the terms of the Campus Notes once the minimum operating cash flow thresholds are achieved.

As a consequence of iDNA’s acquisition of OMI, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At January 31, 2008, the remaining balance of the SBA Loan of $299,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI's assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease is payable in monthly installments with the last payment due in July 2009 and bears an implied interest rate of 10%. OMI’s obligations under the capital lease are collateralized by the digital media production and editing equipment acquired by OMI. At January 31, 2008, the remaining balance due under the capital lease was $53,000 and the accumulated depreciation for the underlying equipment was $48,000.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 7 – CURRENT AND LONG TERM OBLIGATIONS (CONTINUED)

The components of long term obligations and convertible debt at January 31, 2008 and January 31, 2007 are as follows (in thousands):

	January 31,
	2008	2007
Auto loan	$24	$-
Capital leases	53	85
SBA loan	299	329
Promissory note	-	1,000
OTI promissory notes	855	1,141
Term loan	3,944	-
Base promissory notes	6,046	6,046
Trailing promissory notes	3,275	3,275
Convertible debt	2,825	2,825
	17,321	14,701
Less current maturities	(1,123)	(805)
Long-term obligations and convertible debt	$16,198	$13,896

iDNA’s long term obligations and convertible debt at January 31, 2008 mature as follows (in thousands):

Fiscal Year	Amount
2009	$1,127
2010	1,620
2011	8,573
2012	577
2013	1,125
Thereafter	4,610
$17,632
Less - unamortized debt discount	(306)
Less - capital lease interest	(5)
$17,321

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 8 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	Years Ended January 31,
	2008	2007	2006

Current
Federal	$-	$(19)	$30
Foreign	-	(7)	-
State	1	9	45
	1	(17)	75
Deferred
Federal	-	-	-
Foreign	-	-	-
State	-	-	-
	-	-	-

Total	1	(17)	75

Allocated to discontinued operations	-	7	(5)

Continuing operations	$1	$(10)	$70

As of January 31, 2008 iDNA has federal net operating loss carryforwards of $91.5 million of which approximately $24.5 million is estimated to expire due to the limitations described below. As a consequence, iDNA’s federal net operating loss carryforwards of $67.0 million may be used to reduce future taxable income. Such net operating loss carryforwards will expire: $22.6 million in Fiscal 2019, $13.5 million in Fiscal 2020, $7.2 million in Fiscal 2021, $10.6 million in Fiscal 2022, $5.3 million in Fiscal 2023, $3.0 million in Fiscal 2024, $607,000 in Fiscal 2025, $1.4 million in Fiscal 2027 and $2.7 million in Fiscal 2028. As of January 31, 2008, iDNA has state and local operating loss carryforwards of $53.6 million which will expire: $5.7 million in Fiscal 2018, $1.1 million in Fiscal 2019, $14.2 million, in Fiscal 2021, $9.8 million in Fiscal 2022, $9.1 million in Fiscal 2023, $4.4 million in Fiscal 2024, $525,000 in Fiscal 2025, $3.0 million in Fiscal 2027 and $6.0 million in Fiscal 2028. The state and local net operating loss deductions may also be subject to limitations, as described below, however, no reduction has been included in the state and local amounts.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 8 – INCOME TAXES (CONTINUED)

As a consequence of iDNA’s November 3, 2000 repurchase of shares of its Common Stock, iDNA underwent a “change in ownership” as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a result of the “change in ownership” described above, the use of net operating loss carryforwards totaling approximately $61.0 million (“Section 382 NOL”) incurred prior to November 3, 2000 will be subject to significant annual limitation. As of January 31, 2008, iDNA has utilized approximately $858,000 of the Section 382 NOL. Furthermore, an iDNA subsidiary has a Separate Return Loss Year that is also subject to “change of ownership” limitations of $2.2 million as of January 31, 2008. The use of the net operating loss carryforwards incurred after November 3, 2000, which total $28.2 million as of January 31, 2008, are not subject to the Section 382 limitation.

As of January 31, 2008, iDNA also has unused low income housing credits (“LIHC”) totaling $4.3 million which expire: $569,000 in Fiscal 2013, $820,000 in Fiscal 2019, $953,000 in Fiscal 2020, $968,000 in Fiscal 2021, $898,000 in Fiscal 2022 and additional smaller amounts expiring in Fiscal 2023 through Fiscal 2028. Of such low income housing credits, $3.4 million were generated prior to November 3, 2000 and are therefore subject to the Section 383 limitation described above. iDNA estimates that the entire LIHC of $3.4 million subject to the Section 383 limitation will expire unused.

As of January 31, 2008, iDNA has $919,000 of minimum tax credits, which may be applied against any future regular income taxes which exceed alternative minimum taxes. These credits may be carried forward indefinitely and are also subject to the Section 383 limitation.

The components of the net deferred tax asset (liability) are as follows (in thousands):

	January 31,
	2008	2007
Deferred tax assets:
Self-insurance claims	$60	$82
Impairment charge	2,236	1,976
State income taxes	98	93
Accrued liabilities	221	150
Stock options	204	125
Tax credits carryforwards	1,809	5,213
Net operating loss carryforwards (federal and state)	26,092	33,389
Other	329	15
Total deferred tax assets	31,049	41,043

Deferred tax liabilities:
Depreciation	(211)	(89)
Limited partnership investments	(1,850)	(1,562)
Total deferred tax liabilities	(2,061)	(1,651)

Net deferred tax asset before valuation allowance	28,988	39,392
Less: valuation allowance	(28,988)	(39,392)
Net deferred tax asset	$-	$-

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 8 – INCOME TAXES (CONTINUED)

A valuation allowance for all of iDNA’s net deferred tax assets has been provided as iDNA is unable to determine, at this time, that the generation of future taxable income against which the net operating loss and tax credit carryforwards could be used can be predicted to be more likely than not. In addition, iDNA recorded a reduction of $11.9 million for its deferred tax asset in Fiscal 2008 as a consequence of (i) the $8.5 million estimated reduction of the net operating loss carryforward of $24.5 million and (ii) the $3.4 million LHHC each of which are estimated to expire as a consequence of the “change in ownership” discussed above. Excluding the effect of the limitation adjustment of $11.9 million, the net change in the valuation allowance for Fiscal 2008, Fiscal 2007 and Fiscal 2006 was ($1.5) million, $2.8 million and ($443,000), respectively.

Reconciliations of the federal statutory tax rate to the effective tax rate for continuing operations are as follows:

	Years ended January 31,
	2008	2007	2006
Statutory rate	(35.0)%	(35.0)%	(35.0)%
Permanent differences	0.5	1.2	159.8
State income taxes (net of federal tax benefit)	0.1	0.1	6.6
Deferred tax valuation allowance	13.1	36.7	(98.1)
Tax credits	-	-	(4.1)
Expense due to AMT NOL limitation	-	-	5.6
Adjustment to NOL carryforward	0.3	(5.2)	(20.9)
Goodwill impairment	23.8	-	-
NOL and LIHC adjustment Section 382/383	101.3	-	-
Deferred tax valuation allowance NOL and LIHC	(101.3)	-	-
Other	0.1	2.1	1.8
Effective Tax Rate	2.9%	(.1)%	15.7%

iDNA’s adoption of FIN No. 48 for the year ended January 31, 2008 resulted in an adjustment to retained deficit of $329,000 to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest and penalties. iDNA adjusted its initial estimates developed during the first quarter of Fiscal 2008 as iDNA refined its calculations and assessment of its uncertain tax positions. iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit).

iDNA had no unrecognized tax benefits as of January 31, 2007. iDNA classifies liabilities for unrecognized tax benefits and related interest and penalties as long-term liabilities. Interest expense and penalties related to current year unrecognized tax benefits are classified as income tax expense. During Fiscal 2008, iDNA did not recognize interest expense pertaining to current year unrecognized tax benefits; there was, therefore, no after-tax impact.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 8 – INCOME TAXES (CONTINUED)

The following table summarizes the activity related to unrecognized tax benefits (in thousands):

Amount
Balance as of February 1, 2007	$329
Increases related to current year tax positions	-
Increases related to prior year tax positions	-
Decreases related to prior year tax positions	-
Settlements	-
Lapse of statute of limitations	-
Balance as of January 31, 2008	$329

None of the unrecognized tax benefits of approximately $329,000 at January 31, 2008 would, if recognized, effect iDNA’s annual effective tax rate. IDNA conducts business and files tax returns in various jurisdictions and currently has no tax examinations in progress. The last taxable year under examination by the U.S. Internal Revenue Service (“IRS”) was the year ended January 31, 1998. The taxable years ended January 31, 2005 through January 31, 2007 remain open to examination by the IRS. In other major jurisdictions where iDNA conducts business, the remaining open taxable years vary. IDNA does not expect that the total amount of unrecognized tax benefits will significantly change over the next twelve months. IDNA does not expect a significant payment within the next twelve months, and is not able to provide a reasonably reliable estimate of the timing of any future tax payments, relating to uncertain tax positions.

NOTE 9 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK

Preferred Stock
iDNA is authorized to issue up to 5,000,000 shares of preferred stock, in one or more series, having such preferences and terms as iDNA’s Board of Directors may determine. At January 31, 2008 and 2007, there were no outstanding shares of Preferred Stock.

Warrants Issued to Eligible Shareholders
As a consequence of the New York Settlement Stipulation (as defined and described in Note 18), in April 2006 iDNA issued to the class of Eligible Shareholders warrants to purchase 100,282 shares of Common Stock. Each warrant issued by iDNA has a five year term expiring April 2011 and is exercisable for shares of Common Stock at a price of $1.55 per share. For Fiscal 2006, iDNA charged other income $25,000 for the expense of the fair value of the warrants issued to the Eligible Shareholders.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 9 – STOCKHOLDERS’ EQUITY AND PREFERRED STOCK (CONTINUED)

Stock Grants and Awards
In Fiscal 2007, iDNA issued 52,000 shares of unregistered treasury stock to two employees as a bonus and issued an additional 10,000 shares of unregistered stock to an unrelated third party for professional services. Such shares issued were recorded at their then market value for an aggregate cost of $52,000, or a weighted average of $0.83 per share. The restricted shares may not be sold or otherwise transferred without registration under the Securities Act of 1933, as amended, and applicable state securities laws or an exemption therefrom. In the event that iDNA proposes to register any of its securities under the Securities Act, whether for its own account or for the account of another shareholder, the treasury stock issued may be included in such registration.

In February 2005, iDNA issued 100,000 shares of unregistered, restricted treasury stock as compensation for professional services rendered by an unrelated third party. Such shares issued were recorded at their then market value of $0.33 per share for an aggregate cost of $33,000.

During Fiscal 2004, iDNA granted 372,000 shares of Common Stock pursuant to the 2003 Restricted Stock Plan (see Note 10) valued at $119,000 representing the fair value of the Common Stock at the time of award. Accordingly, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003 Plan grant, which was reported as a component of stockholders’ equity, during Fiscal 2004. The deferred compensation expense is charged to operations over the 5 year vesting period of the stock grant. For Fiscal 2008, 2007 and 2006, iDNA charged to operations $23,000, $24,000 and $24,000, respectively, with respect to such grant.

Stockholders’ Rights Plan
On September 26, 2001, iDNA’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of iDNA’s Common Stock to stockholders of record at the close of business on October 8, 2001 (the “Record Date”). Under certain circumstances, a Right may be exercised to purchase from iDNA a unit consisting of one one-hundredth of a share (a “Unit”) of Series D Junior Participating Preferred Stock, par value $.05 per share (the “Series D Preferred Stock”) at a Purchase Price of $5.00 per Unit, subject to adjustment.

The Rights become exercisable upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of iDNA Common Stock (the “Stock Acquisition Date”), other than as a result of repurchases of stock by iDNA or certain inadvertent actions by institutional or certain other stockholders, or (ii) 10 business days (or such later date as the Board shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Once exercisable, and in some circumstances if certain additional conditions are met, the rights plan allows iDNA’s shareholders (other than the acquirer) to purchase, at a substantial discount, iDNA Common Stock or common stock of the surviving acquirer in the event of a merger.

The Rights will expire on September 26, 2011 and may be redeemed by iDNA for $0.01 per Right at any time prior to the close of business on the later of (i) the tenth business day following the acquisition by a person or group of beneficial ownership of 15% or more of iDNA's Common Stock or (ii) the tenth business day (or such later date as iDNA’s Board of Directors shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 10 – BENEFITS PLANS

Equity Compensation Plans
iDNA's 2005 Equity Compensation Plan (the “2005 Plan”) and iDNA’s 1993 Equity Incentive Plan (the “1993 Plan”, together with the 2005 Plan collectively, the “Stock Plans”) each provides for the granting of incentive and non-qualified stock options, stock appreciation rights, and common stock and restricted common stock awards to key employees, advisors and non-employee members of iDNA’s Board of Directors. The total number of shares available for options or awards granted under the 2005 Plan and the 1993 Plan is 2,000,000 shares and 2,200,000 shares, respectively. During Fiscal 2008, iDNA granted options to acquire 300,000 shares of Common Stock to certain financial advisors who exercised such options, pursuant to the Stock Plans. During Fiscal 2007, iDNA granted options and stock awards to acquire an aggregate of 1,605,000 shares of Common Stock to officers, non-employee directors, advisors and employees of iDNA pursuant to the Stock Plans. Each such stock option is subject to vesting over a specific period of time and, in certain cases, performance criterion. During Fiscal 2006, iDNA granted options to acquire 507,509 shares of Common Stock options pursuant to the Stock Plans, each such stock option being subject to vesting over a specific period of time and, in certain cases, performance criterion.

Options to acquire 143,668 and 455,557 shares of Common Stock were cancelled under the Stock Plan during Fiscal 2008 and Fiscal 2006, respectively. There were no stock options cancelled under the Stock Plans during Fiscal 2007. At January 31, 2008, there were 405,000 shares and 155,068 shares available for future stock awards or option grants under the 2005 Plan and the 1993 Plan, respectively.

The fair value of the stock options at the time of the grant during Fiscal 2008 was $195,000. Each of the stock options granted in Fiscal 2007 and Fiscal 2006 were subject to vesting such that the fair value of the stock options granted is charged to operations over the vesting period. At January 31, 2008, an aggregate of 2,365,170 options had vested pursuant to the terms of the grant under the Stock Plans. iDNA has recorded charges to operations for stock-based compensation expense for Fiscal 2008 and Fiscal 2007 of $260,000 and $724,000, respectively. If iDNA had recorded compensation expense using the fair value method of SFAS No. 123(R) for Fiscal 2006, iDNA’s net after tax charge to operations would have been $67,000.

The weighted average fair value using the Black-Scholes option pricing model of the options granted during Fiscal 2008, Fiscal 2007 and Fiscal 2006 was $0.65, $0.43 and $0.50, respectively. Based upon iDNA’s limited historical experience, iDNA did not estimate any forfeitures for the options granted during Fiscal 2008, Fiscal 2007 or Fiscal 2006. The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended January 31,
	2008	2007	2006
Expected option life (years)	1.0	5.6	7.3
Risk free interest rate	4.9%	4.6%	4.6%
Dividend yield	0%	0%	0%
Expected volatility	140%	129%	107%

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 10 – BENEFITS PLANS (CONTINUED)

A summary of all options granted, exercised, and cancelled under the Stock Plans for Fiscal 2008, Fiscal 2007 and Fiscal 2006 is as follows:

	Years Ended January 31,
	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of year	3,230,682	$0.69	1,681,932	$0.78	1,630,000	$0.80
Granted	300,000	$0.05	1,605,000	$0.59	507,509	$0.59
Exercised	(356,250)	$0.04	(56,250)	$-	-	$-
Cancelled	(143,668)	$-	-	$-	(455,577)	$0.66
Options outstanding - end of year	3,030,764	$0.70	3,230,682	$0.69	1,681,932	$0.78

Exercisable, at end of year	2,365,170		1,873,651		1,285,000
Available for grant	560,068		716,400		2,321,400
Weighted average fair value per share of options granted during year	$0.65		$0.43		$0.50

The outstanding options expire at dates through the year 2014. A summary of stock options outstanding and exercisable as of January 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of		Weighted Average	Weighted Average		Weighted Average
Per Share	Number	Remaining Contractual	Per Share	Number	Per Share
Exercise Prices	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$0.00 to $0.51	462,500	3.84	$0.37	200,000	$0.49
$0.52 to $0.92	1,943,284	4.04	0.58	1,665,170	0.65
$1.03 to $1.15	512,500	2.65	1.05	387,500	1.05
$1.30	112,500	1.43	1.54	112,500	1.54
Total	3,030,784			2,365,170

2003 Restricted Stock Plan
iDNA sponsors a 2003 Restricted Stock Plan (the “2003 Plan”) that provides stock grants to all employees. The 2003 Plan authorizes the grant of up to a maximum of 400,000 restricted shares of Common Stock to employees of iDNA. No grants were made under the 2003 Plan during Fiscal 2008, Fiscal 2007 and Fiscal 2006. During Fiscal 2004, there were 372,000 shares of Common Stock granted pursuant to the terms of the 2003 Plan at an estimated fair value of $0.32 per share. Each share granted is restricted and is not registered for resale. Each award under the 2003 Plan vests at the rate of 20% per year over a five year period. Shares granted under the 2003 Plan may not be sold, transferred, pledged or otherwise disposed until they vest. During the vesting period, unvested shares are voted by the manager of each business unit. For Fiscal 2004, iDNA recorded $119,000 of deferred compensation expense in connection with the 2003 Plan grants, which was recorded as a component of shareholders’ equity. The deferred compensation expense is amortized on a straight-line basis over the 5 year vesting period of the restricted iDNA Common Stock. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, deferred compensation amortization expense was $23,000, $24,000 and $24,000, respectively.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 10 – BENEFITS PLANS (CONTINUED)

401(k) Savings and Profit Sharing Plan
iDNA maintained the iDNA 401(k) Savings and Profit Sharing Plan (the “iDNA 401k”), a defined contribution benefit program under IRS Code Section 401(k), for Fiscal 2008, Fiscal 2007 and Fiscal 2006. The iDNA 401k covers substantially all active iDNA employees who are at least 21 years of age and have completed 90 days of service. The iDNA 401k allows eligible employees to contribute up to 50% of their compensation on a pre-tax basis. The iDNA 401k provides a safe harbor matching contribution of (i) 100% of the first 3% of the employee’s contribution, (ii) 50% of the next 2% of the employees’ contribution for a maximum of 4% matching contribution and (iii) vesting for the iDNA matching contribution is immediate. For Fiscal 2008, Fiscal 2007 and Fiscal 2006, the charge to operations for iDNA’s contribution to the iDNA 401k was $200,000, $214,000 and $164,000, respectively.

iDNA does not provide post-retirement or post-employment benefits to its employees.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Self-Insurance Reserves for Property Damage and Personal Injury Claims
iDNA’s wholly-owned subsidiary ARAC is the subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations (see Note 17). iDNA’s management estimates ARAC’s required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. During Fiscal 2008 and Fiscal 2006, ARAC paid out $63,000 and $21,000, respectively, for residual self-insurance claims previously accrued. iDNA did not incur or pay out residual self-insurance claims for Fiscal 2007. iDNA’s self-insurance liability at January 31, 2008 and 2007 was $172,000 and $235,000, respectively.

Because of the uncertainties related to several residual small claims and legal proceedings involving iDNA’s former rental operations and self-insurance claims, it is difficult to project the ultimate effect the adjudication or settlement of these matters will have on iDNA. At January 31, 2008, iDNA had accrued $172,000 to cover all outstanding self-insurance liabilities. As additional information regarding iDNA’s potential liabilities becomes available, iDNA will revise the estimates as appropriate.

Other Litigation
In the normal course of its business, iDNA is named as defendant in legal proceedings. It is the policy of iDNA to vigorously defend litigation and/or enter into settlements of claims where its management deems appropriate.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments
iDNA leases office and warehouse facilities in Florida, Indiana and New York under leases expiring at various dates. In addition to the lease base rents, iDNA is generally required to pay increases over base period amounts for taxes and other operating expense. At January 31, 2008, future minimum payments under noncancellable operating leases, net of the effects of the sublease, are as follows (in thousands):

Fiscal Year	Amount

2009	$567
2010	529
2011	389
2012	308
2013	282
Thereafter	-
$2,075

Employment Agreement with James J. McNamara
On November 29, 2006, the Board of Directors of iDNA and iDNA consummated, an employment agreement with James J. McNamara (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. McNamara shall be employed as the Company’s Chief Executive Officer for an initial term of approximately three years, until January 31, 2010 (the “Initial Term”), and shall receive an initial base salary of $590,000 per year (the “Base Salary”), which shall increase annually by $15,000 each January 31st, beginning January 31, 2008 (each year under the Employment Agreement commencing January 31st, an “Employment Year”). Mr. McNamara is also entitled to receive an annual bonus of $100,000 if, at the end of a particular Employment Year, the price of iDNA’s Common Stock, exceeds the previous Employment Year’s price per share by 125%. Furthermore, Mr. McNamara is also entitled to incentive compensation of up to $200,000 in the event that iDNA achieves certain performance objectives established by iDNA’s Board of Directors. The incentive compensation may also be increased by the Board of Directors if the Board believes it appropriate to reward the Chief Executive Officer’s performance for a given year. For Fiscal 2008, iDNA charged operations $200,000 for incentive compensation earned during the period.

In addition to cash compensation, the Employment Agreement provides Mr. McNamara, as a signing bonus, a grant of 500,000 shares of Common Stock. However, in the event of Mr. McNamara’s resignation or termination for any reason prior to the expiration of the Initial Term, iDNA may redeem and repurchase, at the price of $0.01 per share, (i) 250,000 shares of Common Stock, if such resignation or termination occurs after the passage of one Employment Year but prior to the completion of the second Employment Year under the Employment Agreement (January 31, 2009), or (ii) 125,000 shares of Common Stock if such resignation or termination follows the completion of two Employment Years but precedes the completion of the third Employment Year under the Employment Agreement (January 31, 2010). As a consequence of the grant of stock as a signing bonus, iDNA charged to operations $290,000 during Fiscal 2007 for compensation expense for the fair value of the stock at the time of grant.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Besides the grant of shares of Common Stock, the Employment Agreement also provides for Mr. McNamara to be granted stock options exercisable for the purchase of 500,000 shares of Common Stock at the following exercise prices: (i) 125,000 options at $0.61 per share; (ii) 125,000 options at $0.73 per share; (iii) 125,000 options at $0.88 per share; and (iv) 125,000 options at $1.05 per share. The stock options, having a seven year term from the grant date, were granted (upon approval by iDNA’s Board of Directors) pursuant to the terms of iDNA’s 2005 Equity Compensation Plan. Of the 500,000 options granted, 250,000 options have vested (and are exercisable) as of January 31, 2008, whereas the remaining 250,000 of the options are subject to vesting and become exercisable in two equal, annual installments of 125,000 options each, provided that Mr. McNamara is employed as of November 29, 2008 and 2009, respectively. As a consequence of the grant of stock options, for Fiscal 2008 and Fiscal 2007 iDNA charged to operations $64,000 and $75,000, respectively, for compensation expense for the fair value of the vested portion of the stock options at the time of grant.

The Employment Agreement also provides for certain payments to Mr. McNamara in the event of a termination without cause by iDNA or a termination for good reason by Mr. McNamara, as follows: iDNA will pay to Mr. McNamara, in accordance with iDNA’s normal payroll payment practices, the lesser of (i) thirty months of the Base Salary or (ii) one dollar ($1) less than the amount that would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code. As a result of such termination, iDNA shall also continue to provide Mr. McNamara with all employee benefits in which he was participating or which he was receiving as of the effective date of termination (or, if greater, as of the end of the prior year) for thirty months following termination. At its own election, iDNA may make a lump sum payment of eighteen months of base compensation and employee benefits as full termination compensation pursuant to the terms of the Employment Agreement.

If, upon a Change in Control (as defined in the Employment Agreement), as a result of any payment or the vesting of any options pursuant to the terms of the Employment Agreement (or pursuant to any other plan, agreement or program) (collectively, a “Payment”), it is determined that Mr. McNamara would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the “Parachute Tax”), then Mr. McNamara shall be entitled to receive an additional payment or payments (a “Gross-Up Payment”) in an amount such that, after payment by Mr. McNamara of all taxes (including any Parachute Tax) imposed upon the Gross-Up Payment, Mr. McNamara will retain an amount of the Gross-Up Payment equal to the Parachute Tax imposed upon the Payment.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 12 – ACQUISITION

OTI
On November 18, 2005, iDNA consummated the acquisition of 100% of the membership interests of OTI from Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”). OTI is an information services and technology company providing interactive software and hardware systems and services that facilitate audience interaction, participation and polling to collect, exchange and/or analyze data and information in real-time for use in live events, training and education satellite videoconferencing and corporate or institutional meeting services. Prior to the acquisition of OTI, iDNA’s subsidiary Audience Response Systems, Inc. (“ARS”), also provided similar services. With the acquisition of OTI, iDNA (i) gained access to important new clients, industries and market segments, (ii) acquired a fully developed and integrated propriety software that is an “add-in” application module with Microsoft® Office PowerPoint® which, among other attributes, allows clients to develop and self-administrate audience interaction and data collection programs at smaller and other venues not then currently served by iDNA and (iii) expanded its solutions-based communication product offering to meet dynamic demands of current and potential clients. The significant value in the acquisition lay principally in its (i) industry position, (ii) assembled workforce, (iii) proprietary software, (iv) trademarks and (iv) client lists and client relations.

In exchange for the acquisition of all of the outstanding membership interests of OTI, iDNA (i) paid $744,000 at closing from iDNA’s available cash balances, (ii) issued to FWA and MeetingNet promissory notes in an aggregate principal amount of $1.5 million (“OTI Promissory Notes”) and (iii) issued an aggregate of 496,250 shares of iDNA’s Common Stock to FWA and MeetingNet valued at $258,000, representing the fair value of such number of shares of iDNA’s Common Stock at the date of acquisition. For financial reporting purposes, the transaction was treated as a purchase with an effective date of November 18, 2005. The purchase price is subject to an upward and downward adjustment not to exceed $412,500 based upon OTI’s meeting, or failing to meet, certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. As of January 31, 2008, OTI did not meet all of the minimum financial performance criterion and, as a consequence, iDNA retains an option to reduce the purchase price in amount estimated between $206,000 and $412,000. iDNA has not exercised its option to reduce the purchase price of OTI as of May 14, 2008 and no adjustment to the OTI Promissory Notes was recorded at January 31, 2008.

In connection with the OTI acquisition, Mark Fite, entered into an employment agreement with OTI under which he has agreed to serve as President of OTI for an initial term of three years. Under the terms of the employment agreement, Mr. Fite will be entitled to base compensation of $150,000 per year, a grant of stock options to acquire 60,000 shares of iDNA Common Stock, subject to vesting in three equal annual installments over the term of the employment agreement and a performance bonus based upon the operating results of OTI. iDNA also granted stock options to all active OTI employees to acquire an aggregate of 66,500 shares of iDNA Common Stock, subject to vesting over a three year period and subject to OTI’s meeting certain minimum financial performance criterion for Fiscal 2007 and Fiscal 2008. The exercise price for the stock options granted to Mr. Fite and the OTI employees was set at the fair value of iDNA’s Common Stock as of the date of the OTI acquisition, $0.52 per share.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 12 – ACQUISITION (CONTINUED)

As a consequence of the OTI acquisition and in accordance with SFAS No. 141 Business Combinations, iDNA recorded goodwill and other intangible assets of $403,000 and $703,000, respectively (see Note 2). iDNA has estimated lives for other intangible assets of 5 to 7 years. For Fiscal 2008, Fiscal 2007 and for the period of November 18, 2005, the date of acquisition, to January 31, 2006, iDNA charged to operations $105,000, $114,000 and $10,000, respectively, for the amortization of these intangibles. iDNA engaged the valuation services of an independent third party appraisal company to assist iDNA with respect to the final determination of the fair value of tangible and intangible assets acquired in accordance with SFAS No. 141 Business Combinations.

iDNA does not expect the amortization or impairment charges related to goodwill or other intangibles, if any, to be deductible for income tax purposes.

The following sets forth the pro forma condensed results of operations of iDNA and OTI for Fiscal 2006 as if the acquisition was consummated on February 1, 2005. Prior to OTI’s acquisition, OTI, used a December 31 year end, and accordingly the pro forma results have been prepared by combining the historical results for iDNA for the year ended January 31 with the historical results of OTI for the year ended December 31. These pro forma results have been prepared for illustrative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect for the periods indicated or the results which may occur in the future. Pro forma revenues, net loss and loss per share are as follows (in thousands):

Year Ended January 31,
2006

Service revenues	$18,990

Net income (loss) from continuing operations	$153

Income (loss) per share from continuing operations	$0.02

NOTE 13 – SEGMENT INFORMATION

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
Years Ended January 31, 2008, 2007 and 2006

NOTE 13 – SEGMENT INFORMATION (CONTINUED)

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

Entertainment
As of consequence of iDNA’s investment in AFC (see Note 4), iDNA operates in the movie exhibition and entertainment industry.

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income. The table below presents the information about iDNA’s reportable segments for its continuing operations used by its chief operating decision-makers for Fiscal 2008, Fiscal 2007 and Fiscal 2006. Prior fiscal periods have been conformed to the current presentation.

	Information	Strategic Communications		Undistributed Corporate	Intersegment
	Services	Services	Entertainment	Expenses	Elimination	Total
Year Ended January 31, 2008
Revenues	$8,711	$6,052	$-	$-	$(146)	$14,617
Operating income (loss)	(7,267)	(4,225)	630	(960)	-	(11,822)
Identifiable assets	2,778	208	7,129	3,438	-	13,553
Depreciation and amortization expense	874	713	-	49	-	1,636
Impairment charge	5,940	2,093				8,033
Capital expenditures	151	44	-	6	-	201

Year Ended January 31, 2007
Revenues	$9,478	$6,083	$-	$-	$(117)	$15,444
Operating income (loss)	(482)	(6,807)	590	(902)	-	(7,601)
Identifiable assets	10,285	3,495	7,224	1,074	-	22,078
Depreciation and amortization expense	871	719	-	62	-	1,652
Impairment charge	-	4,482	-		-	4,482
Capital expenditures	357	144	-	78	-	579

Year Ended January 31, 2006
Revenues	$5,958	$8,322	$-	$-	$(190)	$14,090
Operating income (loss)	(54)	(465)	738	(664)	-	(445)
Identifiable assets	10,819	9,047	7,836	1,145	-	28,847
Depreciation and amortization expense	587	757	-	67	-	1,411
Capital expenditures	222	57	-	6	-	285

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 14 – SIGNIFICANT CLIENTS

Revenues for Fiscal 2008, Fiscal 2007 and Fiscal 2006 were $14.6 million, $15.4 million and $14.1 million, respectively. Pfizer Inc. and R&D Strategic Solutions, Inc. accounted for 12% and 15%, respectively, of revenues for Fiscal 2008. Pfizer, Inc. accounted for 17% of revenues for Fiscal 2007. Pfizer Inc. and BearingPoint, Inc. accounted for 21% and 13%, respectively of revenues for Fiscal 2006.

iDNA is subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate value of large meeting or event schedules with its clients. These concentrations of client meetings or events may impact iDNA’s overall exposure to credit risk, either positively or negatively, in that its clients may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to iDNA. At January 31, 2008, two clients comprised approximately 12.3% and 11.0%, respectively, of iDNA’s accounts receivable. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for iDNA’s credit loss exposure. At January 31, 2008 and 2007, the allowance for doubtful accounts was $75,000 and $82,000, respectively.

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2008 and Fiscal 2007 (in thousands, except per share amounts):

	Quarter
	First	Second	Third	Fourth
Fiscal 2008
Revenues	$3,600	$2,824	$5,070	$3,123
Gross profit	1,079	779	2,569	859

Income (loss) from continuing operations	$(1,043)	$(1,560)	$255	$(9,475)
Discontinued operations, net of tax	5	3	-	2
Net income (loss)	$(1,038)	$(1,557)	$255	$(9,473)

Basic and diluted income (loss) earnings per share[1]
Continuing operations	$(.11)	$(.16)	$.03	$(.95)
Discontinued operations	-	-	-	-
Net income (loss) per share	$(.11)	$(.16)	$.03	$(.95)

Fiscal 2007
Revenues	$3,432	$3,538	$4,758	$3,716
Gross profit	1,098	1,497	2,204	1,498

Income (loss) from continuing operations	$(1,154)	$(5,137)	$(280)	$(1,020)
Discontinued operations, net of tax	1	1	1	8
Net income (loss)	$(1,153)	$(5,136)	$(279)	$(1,012)

Basic and diluted income (loss) earnings per share[1]
Continuing operations	$(.13)	$(.56)	$(.03)	$(.11)
Discontinued operations	-	-	-	-
Net income (loss) per share	$(.13)	$(.56)	$(.03)	$(.11)

1The sum of the quarters do not equal year to date.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 16 – RELATED PARTY TRANSACTIONS

Pursuant to the terms of the OTI Membership Purchase Agreement dated November 18, 2005, iDNA was obligated to repay the former OTI Members for certain loans and advances made by the former OTI Members prior to the OTI acquisition by iDNA. iDNA repaid in full the OTI Members loans and advances in periodic installments, as required, during Fiscal 2007.

The Campus Group leases its corporate headquarters in Tuckahoe, New York and its Bohemia, New York warehouse and distribution center from a former The Campus Group shareholder. The leases expire in April 2010. The annual lease commitment during the term is $175,000 per annum. iDNA charged to operations rent expense of $175,000 for each of Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. At January 31, 2008, iDNA charged to operations and included as a component of accrued expenses $172,000 for deferred rent and property tax expenses due under the terms of the leases. The deferred rental charges are expected to be paid by the Campus Group during Fiscal 2009.

NOTE 17 – DISCONTINUED OPERATIONS

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

Prior to Fiscal 2002, iDNA was engaged in the sub-prime used automobile finance business. At that time, iDNA, then known as National Auto Credit, Inc. (“NAC”), invested in sub-prime used automobile consumer loans, which took the form of installment loans collateralized by the related vehicle. NAC purchased such loans, or interests in pools of such loans, from member dealerships, and performed the related underwriting and collection functions. NAC formally discontinued its automobile finance business effective December 31, 2001.

The results of both the auto rental and finance operations are included in the results of discontinued operations. For Fiscal 2008, 2007 and 2006, the results of the discontinued operations principally represent the effects of the residual collection of previously charged off loans, and the settlement of, and changes in iDNA’s, provisions for income taxes and reserves for claims against ARAC related to the self-insured claims (see Note 11).

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 17 – DISCONTINUED OPERATIONS (CONTINUED)

Summarized results of discontinued operations are as follows (in thousands):

	Discontinued Operations
	2008	2007	2006

Revenue	$10	$4	$20

General and administrative expenses			1
	-	-	1
Income before income taxes	10	4	19
Provision (benefit) for income taxes	-	(7)	5
Income from discontinued operations	$10	$11	$14

NOTE 18 – SHAREHOLDER COMPLAINT SETTLEMENT

Shareholder Complaints
In July and August 2001, iDNA received three separate derivative complaints filed with the Court of Chancery of Delaware (“Delaware Court”) by each of Academy Capital Management, Inc (“Academy Complaint”)., Levy Markovich, (“Markovich Complaint”) and Harbor Finance Partners (“Harbor Complaint”), all shareholders of iDNA, against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y.L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, and Thomas F. Carney, Jr. (the “Director Defendants”) and names iDNA as a nominal defendant. By order of the Delaware Court on November 12, 2001, the Academy, Markovich and Harbor Complaints were consolidated under the title “In re National Auto Credit, Inc. Shareholders Litigation,” Civil Action No. 19028 NC (Delaware Court) (“Delaware Action”).

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
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 18 – SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

On October 12, 2001, iDNA received a derivative complaint filed by Robert Zadra, a shareholder of iDNA, that had been filed with the Supreme Court of the State of New York (“New York Court”) on or about October 12, 2001 against James J. McNamara, John A. Gleason, William S. Marshall, Henry Y. L. Toh, Donald Jasensky, Peter T. Zackaroff, Mallory Factor, Thomas F. Carney, Jr., and iDNA as Defendants. On or about May 29, 2002 the complaint was amended to include class action allegations (the “New York Action”). The New York Action contained allegations similar to those in the Delaware Action concerning the Board's approval of the employment agreement with James McNamara, option grants and past and future compensation to the Director Defendants, and the ZoomLot transaction. The New York Action sought (i) a declaration that as a result of approving these transactions the Director Defendants breached their fiduciary duties to iDNA, (ii) a judgment enjoining Director Defendants from proceeding with or exercising the option agreements, (iii) rescission of the option grants to Director Defendants, if exercised, (iv) an order directing the Director Defendants to account for alleged profits and losses obtained by the Director Defendants as a result of the alleged various acts complained of, (v) awarding compensatory damages to iDNA and the class, together with prejudgment interest, and (vi) an award of costs and expenses.

iDNA vigorously defended against each of the respective claims made in the Delaware Action and New York Action, as it believed that the claims had no merit.

The parties in the New York Action thereafter engaged in settlement negotiations and, in December 2002, the parties entered into a stipulation of settlement which was thereafter amended in November 2004 (the “New York Settlement Stipulation”). Under the terms of the New York Settlement Stipulation, iDNA agreed (subject to certain terms and conditions) to, among other things, (a) adopt or implement certain corporate governance procedures or policies, (b) issue to a class of iDNA shareholders who had continuously held iDNA’s Common Stock from December 14, 2000 through December 24, 2002 (hereinafter, the “Eligible Shareholders”) up to one million warrants (one warrant per 8.23 shares of Common Stock), with each warrant having a five year term and being exercisable for shares of iDNA’s Common Stock at a price of $1.55 per share, (c) cancel 50% of certain stock options granted on December 15, 2000, and (d) make certain payments for legal fees for counsel to the plaintiffs in the New York Action. The New York Settlement Stipulation created for the benefit of iDNA a settlement fund in the amount of $2.5 million to be funded by an insurance policy (the “Settlement Fund”). The New York Court also subsequently approved $500,000 for legal fees for counsel to the plaintiffs in the New York Action to be paid from the proceeds from the Settlement Fund.

In order to facilitate the settlement and dismissal of the separate Delaware Action as well as the New York Action, on April 22, 2005, iDNA entered into a Stock Purchase Agreement (“Agreement”) with Academy Capital Management, Inc., Diamond A. Partners, L.P., Diamond A. Investors, L.P., Ridglea Investor Services, Inc. and William S. Banowsky (hereinafter referred to collectively as the “Selling Stockholders”). The Selling Stockholders had also raised objections to the settlement of the New York Action. The New York Court (a) had rejected the objections raised by the Selling Stockholders and (b) had approved as fair and in the best interests of iDNA and its shareholders the proposed settlement of the New York Action as set forth in the New York Settlement Stipulation. The Selling Stockholders had then filed an appeal (the “Appeal”) to such determination by the New York Court.

iDNA, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 18 – SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

Pursuant to the terms of the Agreement, the Selling Stockholders agreed, among other things, to do the following:

•
enter into a stipulation (to be filed with the New York Court) pursuant to which they would (a) irrevocably withdraw, with prejudice, any objections they had asserted or might have asserted with respect to the settlement of the New York Action, (b) stipulate to the entry of an order dismissing the New York Action and (c) agree to the dismissal of the Appeal.

•	enter into a stipulation (to be filed with the Appellate Division, First Department, of the Supreme Court of the State of New York) providing for the dismissal of the Appeal.

•	enter into a stipulation (to be filed in the Delaware Court), pursuant to which they would agree to the dismissal of the Delaware Action with prejudice.

The Selling Stockholders executed and delivered to iDNA and iDNA filed with the applicable New York Court and Delaware Court each of the stipulations referred to above. Effective May 5, 2005, the New York Court entered a Final Order and Judgment in which it approved the Stipulation of Dismissal of Objections, finding the terms set forth therein fair, reasonable and adequate, and dismissed the New York Action and the objections to the New York Settlement with prejudice. Effective May, 13, 2005, the Appellate Division, First Department, of the Supreme Court of the State of New York granted the dismissal of the Appeal. Effective May 18, 2005, the Delaware Court granted an Order and Judgment Dismissing Action with Prejudice with respect to the Delaware Action. As a consequence of each of the above actions by the respective courts, settlement of the New York Action and the Delaware Action, was deemed final in June 2005 and iDNA received net proceeds of $2.0 million from iDNA’s insurer from the Settlement Fund for the New York Action.

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
Notes to Consolidated Financial Statements
Years Ended January 31, 2008, 2007 and 2006

NOTE 18 – SHAREHOLDER COMPLAINT SETTLEMENT (CONTINUED)

As acknowledged by the Selling Stockholders in the Agreement, iDNA was willing to enter into the Agreement, settle the New York Action and the Delaware Action and consummate the other transactions contemplated by the Agreement in order to terminate prolonged and expensive litigation and iDNA’s entry into the Agreement would not constitute or be deemed to constitute or evidence any improper or illegal conduct by or on behalf of iDNA (or any of its directors, officers, employees and other agents or representatives) or any other wrongdoing by iDNA (or any of its directors, officers, employees and other agents or representatives). The Agreement was approved by the disinterested and independent members of iDNA’s Board of Directors.

FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ANGELIKA FILM CENTERS, LLC

At December 31, 2007 and December 28, 2006

and

For the Years Ended December 31, 2007, December 28, 2006 and
December 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Angelika Film Centers, LLC

We have audited the accompanying balance sheets of Angelika Film Centers, LLC (a Delaware limited liability company) as of December 31, 2007 and December 28, 2006, and the related statements of income, members’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angelika Film Centers, LLC as of December 31, 2007 and December 28, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton
Cleveland, Ohio
May 14, 2008

Angelika Film Centers, LLC
(A Limited Liability Company)
BALANCE SHEETS
(dollar amounts in thousands)

December 28, 2006 and December 29, 2005

	December 31,	December 28,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$981	$257
Trade and other receivables	184	120
Concession inventories (Note A)	16	13
Prepaid expenses and other current assets	12	8
Due from affiliates (Note E)	44	825
Total current assets	1,237	1,223

Property, equipment and leasehold improvements, net (Note B)	734	833
Intangible with definitive life (Note A)	5,117	5,707
Deposits	80	80
Total Assets	$7,168	$7,843

LIABILITIES AND MEMBERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$515	$338
Deferred income and other obligations	146	142
Total current liabilities	661	480

Deferred rental obligation (Note C)	2,168	2,083
Total liabilities	2,829	2,563

Commitments and Contingencies (Note D)	-	-

Members' Equity (Note A)	4,339	5,280
Total Liabilities and Members’ Equity	$7,168	$7,843

The accompanying notes to financial statements are an integral part of these statements.

Angelika Film Centers, LLC
(A Limited Liability Company)
STATEMENTS OF INCOME
(dollar amounts in thousands)

For the fiscal years ended December 31, 2007, December 28, 2006 and December 29, 2005

	December 31,	December 28,	December 29,
	2007	2006	2005
Revenue
Theatre income	$5,199	$5,015	$5,222
Theatre concessions	687	677	666
Café concession sales	425	418	412
Rental and other income	183	218	187
Total operating income	6,494	6,328	6,487

Operating costs and expenses
Operating costs	4,135	4,037	3,980
General and administrative expenses	229	231	209
Depreciation and amortization	781	775	752
Total operating costs and expenses	5,145	5,043	4,941

Income from operations	1,349	1,285	1,546

State and local income taxes (Note A)	40	67	59

NET INCOME	$1,309	$1,218	$1,487

The accompanying notes are an integral part of these financial statements.

Angelika Film Centers, LLC
(A Limited Liability Company)
STATEMENTS OF MEMBERS' EQUITY
(dollar amounts in thousands)

For the fiscal years ended December 31, 2007, December 28, 2006 and December 29, 2005

	National	Reading
	Cinemas,	International
	Inc.	Inc.	Total

Balance at December 30, 2004	$2,996	$3,524	$6,520

Distribution to members	(878)	(1,403)	(2,281)

Net income	743	744	1,487

Balance at December 29, 2005	2,861	2,865	5,726

Distribution to members	(1,209)	(455)	(1,664)

Net income	609	609	1,218

Balance at December 28, 2006	2,261	3,019	5,280

Distribution to members	(746)	(1,504)	(2,250)

Net income	655	654	1,309

Balance at December 31, 2007	$2,170	$2,169	$4,339

The accompanying notes are an integral part of these financial statements.

Angelika Film Centers, LLC
(A Limited Liability Company)
STATEMENTS OF CASH FLOWS
(dollar amounts in thousands)

For the fiscal years ended December 31, 2007, December 28, 2006 and December 29, 2005

	December 31,	December 28,	December 29,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$1,309	$1,218	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	781	775	752
Deferred rental expense	85	134	170
Changes in assets and liabilities associated with operating activities:
Trade and other receivables	(64)	104	(163)
Due to (from) affiliates	781	(1,065)	199
Concession inventories	(3)	(4)	(2)
Prepaid expenses and other current assets	(4)	5	4
Accounts payable and accrued liabilities	177	(217)	115
Deferred income and other obligations	4	60	(20)
Security deposit	-	9	-
Net cash provided by operating activities	3,066	1,019	2,542

Cash Flows from Investing Activities:
Purchases of property, equipment and leasehold improvements	(92)	13	(42)
Net cash provided by (used in) investing activities	(92)	13	(42)

Cash Flows from Financing Activities:
Distribution to members	(2,250)	(1,664)	(2,281)
Net cash used in investing activities	(2,250)	(1,664)	(2,281)

NET INCREASE (DECREASE) IN CASH	724	(632)	219

Cash at beginning of year	257	889	670

Cash at end of period	$981	$257	$889

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for income taxes	$40	$67	$59

The accompanying notes are an integral part of these financial statements.

Angelika Film Centers, LLC
(A Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS
Fiscal Years Ended December 31, 2007, December 28, 2006 and December 29, 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Angelika Film Centers, LLC (“AFC”) is a Delaware limited liability company, whose membership interests at December 31, 2007 are held 50% by Reading International, Inc. (“RDI”) and 50% by National Cinemas, Inc. (“NCI”), a wholly-owned subsidiary of iDNA, Inc.

AFC is the owner and operator of the Angelika Film Center, which is a multiplex cinema and café complex in the Soho District of Manhattan in New York City.

Fiscal Year

Beginning in fiscal 2007, AFC’s changed its fiscal year to end on December 31st, the last day of the calendar year. Previously, AFC had been on a 52-53 week fiscal year that ended on the last Thursday closest to the end of the month, December 28, 2006 and December 29, 2005 for the years presented herein. Unless stated otherwise, all references herein are to AFC’s fiscal years.

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

Angelika Film Centers, LLC
(A Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
Fiscal Years Ended December 31, 2007, December 28, 2006 and December 29, 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

AFC is a limited liability company; therefore, no federal income taxes have been provided for its operations. Any tax liability or benefit arising from the AFC’s income or losses is the responsibility of the individual members. AFC provides for state and city income taxes, as applicable in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).

Intangible With Definitive Life

AFC recorded an intangible asset of $11,810,000 based on an independent appraisal performed to determine the fair value of assets acquired in an acquisition made during fiscal year 1996. AFC is amortizing the intangible on a straight-line basis over a twenty-year period, which represents the term of the long-term lease on the Angelika Film Center complex. Accumulated amortization of the intangible is $6,691,000 and $6,101,000 at December 31, 2007 and December 28, 2006, respectively. The amortization expense is $590,000 for each of the next five years.

Advertising Expense

Advertising costs are expensed as incurred. Gross advertising expenses were approximately $312,000, $289,000 and $296,000for the years ended December 31, 2007, December 28, 2006 and December 29, 2005, respectively. Reimbursements received for cooperative advertising netted against advertising expenses amounted to $231,000, $260,000 and $296,000 for the years ended December 31, 2007, December 28, 2006 and December 29, 2005, respectively.

Fair Value of Financial Instruments

AFC has various financial instruments including cash, trade and other receivables and accounts payable and accrued liabilities. These instruments are short-term in nature and AFC has determined that their carrying values approximate estimated fair values.

Impairment of Long-Lived Assets

AFC reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If there were such indicators of impairment, AFC would determine whether the estimated undiscounted sum of the future cash flows to be derived from such assets is less than their carrying amounts. If less, an impairment loss would be recognized based on the excess of the carrying amounts of such assets over their respective fair values. AFC would determine the fair values by using quoted market prices, if available, for such assets; or if quoted market prices are not available, AFC would discount the expected estimated future cash flows. No impairment was recorded for the periods presented.

Angelika Film Centers, LLC
(A Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS - CONTINUED
Fiscal Years Ended December 31, 2007, December 28, 2006 and December 29, 2005

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE B – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

At December 31, 2007 and December 28, 2006, a summary of property, equipment and leasehold improvements is as follows (in thousands):

	December 31, 2007	December 28, 2006
Leasehold improvements	$1,353	$1,353
Furniture, fixtures and equipment	997	905
	2,350	2,258
Less accumulated depreciation	1,616	1,425

	$734	$833

NOTE C – LEASE COMMITMENTS

AFC leases a theater under a non-cancelable operating lease which matures in August 2026. Rental expense was $827,000 for each fiscal year, including amortization of deferred rent expense of $85,000, $134,000 and $170,000 for the years ended December 31, 2007, December 28, 2006 and December 29, 2005, respectively.

Angelika Film Centers, LLC
(A Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS – CONTINUED
Fiscal Years Ended December 31, 2007, December 28, 2006 and December 29, 2005

NOTE C – LEASE COMMITMENTS - Continued

At December 31, 2007, future minimum rental commitments for the next five years were as follows (in thousands):

2008	$741
2009	741
2010	741
2011 2012	795 871
Thereafter	13,656
Total minimum lease payments	$17,545

AFC has scheduled rent increases under the theater lease. The accompanying statement of operations reflects rent expense on a straight-line basis over the term of the theater lease. Deferred rental obligations of $2,168,000 and $2,083,000, representing the excess of expense recognized to date over the lease payments made, are reflected in the accompanying balance sheets as of December 31, 2007 and December 28, 2006, respectively.

NOTE D – COMMITMENTS AND CONTINGENCIES

AFC has been involved in various lawsuits. The ultimate outcome of these lawsuits is not always determinable; however, in the opinion of management, based in part upon advice of counsel, the amount of losses that might be sustained, if any, would not materially affect the financial position, results of operations and liquidity of AFC.

Angelika Film Centers, LLC
(A Limited Liability Company)
NOTES TO FINANCIAL STATEMENTS – CONTINUED
Fiscal Years Ended December 31, 2007, December 28, 2006 and December 29, 2005

NOTE E – RELATED PARTY TRANSACTIONS

Citadel Cinemas, Inc. (“Citadel”), an affiliate of RDI, operates and manages the Angelika Film Centers pursuant to a management agreement (the “Agreement”) entered into with the AFC in August 1996. This Agreement was assigned to Citadel from another affiliate of RDI effective June 1, 2000.

Citadel is to be paid an annual base management fee of $152,000 as adjusted by Consumer Price Index (“CPI”) adjustments plus a bonus fee contingent on the attainment of certain income levels (as defined in the Agreement). The management fee amounted to the base fee of $152,000 for each of the years ended December 31, 2007 and December 28, 2006 and $208,000 for December 29, 2005. During 2005, a $56,000 adjustment to the base management fee was made to catch up for CPI increases that relate to prior periods.

AFC’s leasehold interest in the theater is guaranteed by both the Reading Company, an affiliate of RDI, and Reading Entertainment, Inc., an affiliate of RDI, through the day prior to the 15th anniversary of the lease commencement.

At December 31, 2007 and December 28, 2006, AFC had a net aggregate receivable (payable) balance of $44,000 and $825,000, respectively, to Citadel. This amount is comprised of monies collected by affiliated entities of Citadel on behalf of AFC for gift certificates and credit card purchases offset by amounts paid by Citadel on behalf of AFC.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
The Company has established and maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with its Annual Report on Form 10-K for the fiscal year ended January 31, 2008, as required under Rule 13a-15(b) of the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting
iDNA management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Securities Exchange Act Riles 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•	pertain to the maintenance of records in reasonable detail that accurately and fairly reflect the transactions of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management have concluded that as of January 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.
In connection with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, as required under Rule 13a-15(d) of the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of whether there had been any change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal controls over financial reporting during such fiscal quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth in the following sections of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders: “Proposal No. 1- Election of Directors”, “Executive Officers Who Are Not Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance” (including “Code of Ethics”), each of which is incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this Item is set forth in the following sections of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders: “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Director Compensation” and “Overview of Compensation of Directors”, each of which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the following sections of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”, each of which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the following sections of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders: “Corporate Governance” and “Certain Relationships and Related Transactions”, each of which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in the following section of the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders: “Proposal No. 2- Ratification of Selection of Independent Registered Public Accounting Firm”, which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) The following financial statements are included in PART II, Item 8 of this Annual Report on Form 10-K:

Financial Statements of the Company

Report of Independent Certified Public Accountants

Financial Statements:
Consolidated Balance Sheets – as of
January 31, 2008 and 2007

Consolidated Statements of Operations –
Years Ended January 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) -
Years Ended January 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows –
Years Ended January 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements –
Years Ended January 31, 2008, 2007 and 2006

Financial Statements of AFC

Report of Independent Certified Public Accountants

Financial Statements:
Balance Sheets as of December 31, 2007 and December 28, 2006

Statements of Operations for the Years Ended
December 31, 2007, December 28, 2006 and December 29, 2005

Statements of Members’ Equity for the Years Ended
December 31, 2007 and December 28, 2006

Statements of Cash Flows for the Years Ended
December 31, 2007, December 28, 2006 and December 29, 2005

Notes to Financial Statements for the Years Ended
December 31, 2007, December 28, 2006 and December 29, 2005

Item 15. Exhibits, Financial Statement Schedules (cont.)

(a)(2)	The following financial statement schedule for the years ended January 31, 2008, 2007 and 2006 is submitted herewith:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because the required information either is not applicable or is shown in the consolidated financial statements or notes.

(a)(3) Exhibits

Description

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2005, SEC File No. 1-11601).

3.2
Second Amended and Restated By-Laws of the Company, dated as of November 4, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2005, SEC File No. 1-11601).

4.1
Certificate of Designation for the Company’s Series D Junior Participating Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2001, SEC File No. 1-11601).

4.2
Specimen Stock Certificate of the Company’s Common Stock (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed with the SEC on April 25, 1996, SEC File No. 1-11601).

4.3
Rights Agreement, dated as of September 26, 2001, by and between the Company and American Stock Transfer & Trust Company, including the form of Certificate of Designation for the Series D Junior Participating Preferred Stock attached as Exhibit “A”, the form of Rights Certificate attached as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock attached as Exhibit “C” (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2001, SEC File No. 1-11601).

10.1*	iDNA, Inc. 1993 Equity Incentive Plan (incorporated by reference to the exhibits to the Company’s Form S-8 Registration Statement, filed with the SEC on December 28, 1993, File No. 33-51727).

10.2*
iDNA, Inc. 401(k) Savings and Retirement Plan and Trust (incorporated by reference to the exhibits to the Company’s Form S-8 Registration Statement, filed with the SEC on December 28, 1993, File No. 33-51727).

Item 15. Exhibits, Financial Statement Schedules (cont.)

10.3
Purchase Agreement dated as of April 5, 2000, by and among the Company, National Cinemas, Inc., FA, Inc. and Reading Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2000, File No. 1-11601).

10.4*
Employment Agreement, dated December 31, 2001, by and between the Company and Robert V. Cuddihy, Jr. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, filed with the SEC on May 13, 2002, SEC File No. 1-11601).

10.5
Employment Agreement and Non-Competition and Non-Solicitation Agreement, dated as of April 1, 2003, by and between OMI Communications, Inc. and Mr. Dean R. Thompson (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the SEC on May1, 2003, SEC File No. 1-11601).

10.6
Stock Purchase Agreement, dated July 31, 2003, by and among the Company, Campus Group Companies, Inc., Audience Response Systems, Inc., Interactive Conferencing Network, Inc. and Multi-Video Services, Inc. and Steven Campus, the Campus Family 2000 Trust and the Trust Established Under the Will of Nancy Campus (the “Campus Group Shareholders”) (incorporated by reference to the exhibits to Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.7
Lock-up, Standstill and Voting Agreement, dated July 31, 2003, by and between the Company and The Campus Group Shareholders (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.8
Registration Rights Agreement, dated July 31, 2003, by and between the Company and the Campus Family 2000 Trust (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.9*
Employment Agreement, Non-Competition and Non-Solicitation Agreement , dated July 31, 2003, by and among the Campus Group Companies, Inc. and Steven Campus dated July 31, 2003 (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.10
Amendment to Lease [Tuckahoe Premises] dated July 31, 2003, by and between the Campus Group Companies, Inc. and the Campus Family 2000 Trust (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.11
Amendment to Lease [Bohemia Premises] dated July 31, 2003, by and between the Campus Group Companies, Inc. and the Campus Family 2002 Trust ( incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

Item 15. Exhibits, Financial Statement Schedules (cont.)

10.12
Surety Agreement, dated as of July 31, 2003, by and between The Campus Group and the Campus Group Shareholders (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.13
Security Agreement, dated as of July 31, 2003, by and between The Campus Group and the Campus Group Shareholders (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.14
Pledge Agreement, dated as of July 31, 2003, by and between The Campus Group and the Campus Group Shareholders (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.15
Non-Negotiable Promissory Notes, dated July 31, 2003, issued by the Company to the Campus Group Shareholders (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.16
Non-Negotiable Convertible Promissory Note, dated July 31, 2003, issued by the Company to the Campus Family 2000 Trust (incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2003, SEC File No. 1-11601).

10.17
Membership Interest Purchase Agreement, dated as of November 18, 2005, by and among the Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.18
Lockup, Standstill and Voting Agreement, dated as of November 18, 2005, by and among the Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.19
Registration Rights Agreement, dated as of November 18, 2005, by and among the Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.20*
Employment Agreement, dated November 18, 2005, by and between OTI and Mark A. Fite (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.21
Non-Competition and Non-Solicitation Agreement, dated as of November 18, 2005, by and among the Company, OTI, Flexner Wheatley & Associates, MeetingNet Interactive, Inc., Mark A. Fite, William A. Flexner, Ray Franklin and Kimbal Wheatley (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

Item 15. Exhibits, Financial Statement Schedules (cont.)

10.22
Surety Agreement, dated as of November 18, 2005, by and among the Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.23
Security Agreement (from OTI), dated as of November 18, 2005, by and among OTI, Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.24
Security Agreement (from the Company), dated as of November 18, 2005, by and among the Company, Flexner Wheatley & Associates and MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.25
Non-Negotiable Promissory Note, dated November 18, 2005, issued by the Company to Flexner Wheatley & Associates Inc. (incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.26
 Non-Negotiable Promissory Note, dated November 18, 2005, issued by the Company to MeetingNet Interactive, Inc. (incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8-K, filed with the SEC on November 22, 2005, SEC File No. 1-11601).

10.27*
iDNA, Inc. 2005 Equity Compensation Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 14, 2005, SEC File No. 1-11601).

10.28
Loan and Security Agreement, dated as of July 20, 2006, by and between the Company and Seasons Go Round, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 24, 2006, SEC File No. 1-11601).

10.29*
Employment Agreement, dated as of November 29, 2006, by and between the Company and James J. McNamara (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2006, SEC File No. 1-11601).

10.30
Form of Master Loan and Security Agreement, dated as of November 19, 2007, by and between iDNA Cinema Holdings, Inc., as Borrower, and Silar Advisors, L.P., as Lender and Administrative, Payment and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2007, SEC File No. 1-11601).

10.31
Form of Promissory Note in the principal amount of $4,250,000, dated November 21, 2007, issued by iDNA Cinema Holdings, Inc. to Silar Advisors, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2007, SEC File No. 1-11601).

Item 15. Exhibits, Financial Statement Schedules (cont.)

10.32
Form of Warrant to purchase 1,500,000 shares of the Company’s Common Stock, issued by the Company to Silar Advisors, L.P. on November 21, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2007, SEC File No. 1-11601).

10.33
Form of Guaranty and Pledge Agreement, dated as of November 19, 2007, made by the Company in favor of Silar Advisors, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2007, SEC File No. 1-11601).

10.34
Form of Guaranty and Pledge Agreement, dated as of November 19, 2007, made by National Cinemas, Inc. in favor of Silar Advisors, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2007, SEC File No. 1-11601).

10.35
Form of Amendatory Agreement, dated as of November 21, 2007, entered into by the Company, iDNA Cinema Holdings, Inc., National Cinemas, Inc., Silar Advisors, L.P. and Reed Smith LLP providing, inter alia, for the re-dating to November 21, 2007 of the foregoing documents serving as Exhibits 10.30 through 10.34 to this Annual Report on Form 10-K that were dated as of November 19, 2007 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on November 27, 2007, SEC File No. 1-11601).

14.
Code of Business Conduct, Ethics and Corporate Governance (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 8, 2005, SEC File No. 1-11601).

21	Subsidiaries of iDNA, Inc. at January 31, 2008.

23	Consent of Independent Certified Public Accountants.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits that are above denoted with an asterisk (*) are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iDNA, Inc. Registrant

Date May 14, 2008	By:	/s/James J. McNamara
James J. McNamara
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer			Principal Financial and Accounting Officer

By:	/s/James J. McNamara		By:	/s/Robert V. Cuddihy, Jr.
James J. McNamara				Robert V. Cuddihy, Jr.
Chairman of the Board and				Chief Financial Officer and Treasurer
Chief Executive Officer

Date May 14, 2008
Directors:

/s/James M. Augur				/s/John A. Gleason
James M. Augur				John A. Gleason

/s/Donald Shek				/s/James J. McNamara
Donald Shek				James J. McNamara

/s/Henry Y. L. Toh
Henry Y. L. Toh

Date May 14, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Column A	Column B	Column C			Column D		Column E
	Balance at beginning of	Additions Charged to:					Balance at end of
Description	period	Expenses	Other		Deductions		period

Year ended January 31, 2008
Allowance for doubtful accounts	$82	$(1)	$-		$6		$75
Self-insurance claims	$235	$-	$-		$63	(a)	$172

Year ended January 31, 2007
Allowance for doubtful accounts	$105	$(4)	$-		$19		$82
Self-insurance claims	$235	$-	$-		$-		$235

Year ended January 31, 2006
Allowance for doubtful accounts	$65	$5	$40	(b)	$5		$105
Self-insurance claims	$256	$-	$-		$21	(a)	$235

(a) Cash disbursements related to self-insured claims.

(b) Includes $40,000 provision for doubtful accounts at the date of the OTI acquisition during Fiscal 2006.