Form 10-Q
period 2008-04-30
iDNA, Inc.
filed 2008-06-16
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X )  No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ( ) Accelerated filer ( ) Non-accelerated filer ( ) Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ( )  No ( X )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 12, 2008
Common Stock, $0.05 par value	10,585,864

iDNA, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
iDNA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	April 30, 2008	January 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$110	$169
Restricted cash (Note 1)	147	147
Investment in trading securities (Note 1)	524	1,421
Accounts receivable, net of allowance
of $90 and $75, respectively (Note 1)	1,815	1,453
Income taxes refundable	19	19
Inventory (Note 1)	155	165
Prepaid expenses	454	444
Other current assets	55	90
Total current assets	3,279	3,908

Property and equipment, net of accumulated
depreciation of $3,531 and $3,325, respectively (Note 1)	1,981	2,102
Investment in AFC (Note 2)	6,765	7,129
Other assets	374	414

	$12,399	$13,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current maturities of long term obligations (Note 3)	$1,003	$1,123
Accounts payable	1,449	1,220
Deferred revenue (Note 1)	1,481	1,552
Self-insurance claims (Note 4)	157	172
Other liabilities	1,169	1,324
Total current liabilities	5,259	5,391

Long term obligations (Note 3)	13,127	13,373
Convertible promissory note (Note 3)	2,825	2,825
Accrued income taxes, long term	616	610
	21,827	22,199

COMMITMENTS AND CONTINGENCIES (Note 4)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-
Common stock - $.05 par value,
authorized 50,000,000 shares, issued
39,949,589 and 39,949,589 shares, respectively	1,997	1,997
Additional paid-in capital	175,579	175,537
Retained deficit	(165,330)	(164,076)
Deferred compensation	(12)	(18)
Treasury stock, at cost, 29,363,725 and 29,938,725
shares, respectively	(21,662)	(22,086)
Total stockholders' equity	(9,428)	(8,646)
	$12,399	$13,553

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2008	2007

Revenues (Note 1)	$3,503	$3,600
Cost of revenues (Note 1)	2,334	2,521
Gross profit	1,169	1,079

Selling, general and administrative	2,077	2,334

Loss from operations	(908)	(1,255)

Other income (expense):
Income from AFC investment (Note 2)	236	271
Interest income	1	2
Interest expense (Note 3)	(234)	(55)

Loss from continuing operations
before income taxes	(905)	(1,037)

Provision for income taxes	(6)	(6)

Loss from continuing operations	(911)	(1,043)

Income from discontinued
operations, net of tax	1	5

Net loss	$(910)	$(1,038)

Basic and diluted loss per share
Continuing operations	$(.09)	$(.11)
Discontinued operations	-	-
Net loss per share	$(.09)	$(.11)

Weighted average number
of shares outstanding
Basic and diluted	10,049	9,861

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
and Comprehensive Loss
Three Months Ended April 30, 2008
(in thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Deferred Compensation Expense	Total	Comprehensive (Loss) Income

Balance at
January 31, 2008	-	$-	39,949,589	$1,997	$175,537	$(164,076)	$(22,086)	$(18)	$(8,646)
Net loss						(910)			(910)	$(910)
Share-based compensation expense					42				42
Treasury stock issued						(344)	424		80
Deferred compensation expense								6	6

Comprehensive income (loss)										$(910)

Balance at
April 30, 2008	-	$-	39,949,589	$1,997	$175,579	$(165,330)	$(21,662)	$(12)	$(9,428)

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2008	2007
Cash flows from operating activities
Net loss	$(910)	$(1,038)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	206	419
Non-cash interest	72	-
Income from AFC investment	(236)	(271)
Share-based compensation expense	122	77
Stock issued as compensation for services rendered	-	33
Amortization of deferred compensation expense	6	5

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(362)	(352)
Accrued income tax/refundable	6	-
Accounts payable	229	(95)
Deferred revenue	(71)	346
Self insurance claims	(15)
Other operating assets and liabilities, net	(80)	369
Net cash used in operating activities	(1,033)	(507)

Cash flows from investing activities:
Proceeds from AFC distributions	600	750
Proceeds from sale of marketable securities	897	-
Purchase of other property and equipment	(85)	(15)
Net cash provided by investing activities	1,412	735

Cash flows from financing activities:
Proceeds from exercise of stock options	-	14
Payments of loan origination fees	(43)	-
Payments on debt, notes payable and capital lease	(395)	(16)
Net cash provided by (used in) financing activities	(438)	(2)

Increase (decrease) in cash and cash equivalents	(59)	226
Cash and cash equivalents at beginning of period	169	548
Cash and cash equivalents at end of period	$110	$774

Supplemental disclosures of cash flow information:
Interest paid	$169	$41
Income taxes paid	$-	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA’s consolidated financial statements, including the notes thereto, appearing in iDNA’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the three months ended April 30, 2008 are not necessarily indicative of operating results that may be achieved over the course of the full year.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited

Note 1 - Basis of Presentation and Significant Accounting Policies - continued

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes, self insurance claims and assumptions related to equity-based compensation. Actual results could differ from those estimates.

iDNA uses a January 31 year-end for financial reporting purposes. References herein to the term “Fiscal 2009” shall mean iDNA’s fiscal year ending January 31, 2009 and references to other “Fiscal” years shall mean the year that ended (or ends, as the case may be) on January 31 of the year indicated. The term the “Company” or “iDNA” as used herein refers to iDNA, Inc. together with its consolidated subsidiaries unless the context otherwise requires.

Investments in Trading Securities
iDNA’s investment in trading securities is comprised of an investment in a mutual fund which invests in highly liquid, AAA fixed income securities. iDNA’s investment in trading securities is carried at fair market value at April 30, 2008. Unrealized gains or losses on trading securities are credited or charged to operations. Interest and dividends earned on the investment are recorded as interest income.

Revenues
iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $55,000 and $90,000, respectively, are reported as other current assets at April 30, 2008 and January 31, 2008.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended April 30, 2008 and 2007, electronic equipment sales were $476,000 and $576,000, respectively.

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

Research and Development Costs
Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues. iDNA charged $102,000 and $97,000, respectively, to research and development expense for the three months ended April 30, 2008 and 2007.

Restricted Cash
In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of April 30, 2008 and January 31, 2008.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is iDNA’s best estimate of the amount of probable credit losses in iDNA's existing accounts receivable. iDNA determines the allowance based on analysis of historical bad debts, client concentrations, client credit-worthiness and current economic trends. iDNA reviews its allowance for doubtful accounts quarterly. Past-due balances over 90 days and specified other balances are reviewed individually for collectibility. All other balances are reviewed on an aggregate basis. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. iDNA does not have any off-balance sheet credit exposure related to its clients.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies - continued

Goodwill and Other Intangible Assets
Intangible assets with indefinite lives, including goodwill through January 31, 2008, are not subject to amortization but are subject to testing for impairment at least annually or whenever there is an impairment indicator (see below).

Valuation of Long-Lived Assets
iDNA reviews the carrying value of its long-lived assets (other than goodwill) whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When indicators of impairment exist, iDNA determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with iDNA’s business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for impairment. As a consequence of the testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively, resulting in the reduction of the carrying value of all goodwill and other intangible assets to zero. Prior to the impairment charge during the fourth quarter of Fiscal 2008, iDNA charged to operations $203,000 for the amortization of these intangibles for the three months ended April 30, 2007.

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

In February 2007, iDNA adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken on a tax return. The interpretation requires that iDNA recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods and disclosure.

In accordance with the provisions of FIN 48, upon its adoption as of February 1, 2007, iDNA recorded an adjustment to retained deficit of $329,000, inclusive of interest, to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest. iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit). For the three months ended April 30, 2008, iDNA charged to operations $6,000 for income taxes.

As of January 31, 2008 iDNA has federal net operating loss carryforwards of $91.5 million of which approximately $24.5 million is estimated to expire due to the limitations described below. As a consequence, iDNA’s remaining federal net operating loss carryforwards of $67.0 million may be used to reduce future taxable income. Largely as a consequence of these operating loss carryforwards, iDNA reported a net deferred tax asset of $29.0 million and an offsetting valuation allowance of $29.0 million since iDNA is unable to determine, at this time, that it more likely than not will generate future taxable income against which the net operating loss could be applied.

Effective November 3, 2000, iDNA repurchased shares of its common stock, $0.05 par value, (“Common Stock”) and underwent a “change in ownership” as defined for the purposes of Sections 382 and 383 of the Internal Revenue Code. As a consequence of this “change in ownership”, the use of net operating loss carryforwards totaling $61.0 million incurred prior to November 3, 2000 (“pre-change losses”) will be subject to significant annual limitation. Based upon an evaluation of the tax position regarding the Section 382 limitation on the pre-change losses, iDNA has determined that $24.5 million of these pre-change losses may expire unused.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies - continued

Stock-Based Compensation
Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $122,000 and $77,000, respectively, for share-based compensation for the three months ended April 30, 2008 and 2007

Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of iDNA’s Common Stock outstanding for the period. Dilutive earnings per share for all periods presented is the same as basic earnings per share because the inclusion of common stock, in the form of stock options and warrants, would have an anti-dilutive effect on income (loss) per share for the three months ended April 30, 2008 and 2007. For the three months ended April 30, 2008 and 2007, there were 0 and 264,245 common stock equivalents, respectively, excluded from the earnings per share computation due to their dilutive effect.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies - continued

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The application of this pronouncement did not have a material impact on iDNA’s reported consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a material impact on iDNA’s reported consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment to ARB No.51. SFAS No. 160 requires that (i) noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for annual periods beginning after December 15, 2008. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Basis of Presentation and Significant Accounting Policies - continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

 Reclassifications
Certain Fiscal 2008 amounts have been reclassified to conform with Fiscal 2009 presentations.

Note 2 - Investment in AFC

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

iDNA uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the three months ended April 30, 2008 and 2007, iDNA recorded income of $236,000 and $271,000, respectively, representing its share of AFC’s net income.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 - Investment in AFC - continued

Summarized income statement data for AFC for the three months ended March 31, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Revenues	$1,847	$2,000

Film rental	480	562
Operating costs	675	654
Depreciation and amortization	197	195
General and administrative expenses	22	47
	1,374	1,458
Net income	$473	$542
iDNA's proportionate share of net income	$236	$271

Note 3 - Current and Long Term Obligations

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. At April 30, 2008, the “prime rate” was 5.0%. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. At April 30, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement. At April 30, 2008, the principal balance of the Term Loan was $3.9 million.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Current and Long Term Obligations - continued

In connection with the consummation of the Term Loan, as required by the Loan Agreement, iDNA issued warrants to Silar and a consultant (the “Warrants”) to purchase 1.5 million and 60,000 shares, respectively, of iDNA’s Common Stock at an exercise price of $0.27 per share. The number of shares issuable upon exercise of the Warrants is subject to customary adjustment in the event of a stock dividend, stock split, reverse stock split or similar event and is furthermore subject to a weighted-average antidilution protection in the event that iDNA issues additional shares of Common Stock for consideration less than the existing exercise price under the Warrants. Additionally, pursuant to the Warrants, the holder thereof has been granted (subject to certain conditions, including the reimbursement of iDNA’s costs) three demand registration rights for the underlying shares of Common Stock, as well as unlimited piggyback registration rights for such shares of Common Stock. The fair value of the Warrants at the date of grant was $339,000. At April 30, 2008, the unamortized fair value of the Warrants issued in the amount of $277,000 was recorded as a reduction of the principal on the Term Loan. iDNA charges to interest expense the fair value of the Warrants over the expected three year term of the Term Loan. For the three months ended April 30, 2008, iDNA charged to interest expense $29,000 for the fair value of the Warrants.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000. The auto loan is repayable in monthly installments of $755 with the last payment due February 2011. The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan. At April 30, 2008, the principal balance of the auto loan was $23,000.

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At April 30, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and accrued interest obligations of $12,000.

As of January 31, 2008, OTI did not meet certain minimum financial performance criterion and, as a consequence, (i) iDNA retained an option to reduce the purchase price in an amount estimated between $206,000 and $412,000 and (ii) for the three months ended April 30, 2008 no interest was incurred under the OTI Promissory Notes. iDNA has not exercised its option to reduce the purchase price for its acquisition of OTI as of June 12, 2008 and no adjustment to the OTI Promissory Notes was recorded at April 30, 2008. Prospectively, interest may accrue pursuant to the terms of the OTI Promissory Notes once the minimum operating cash flow thresholds are achieved.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Current and Long Term Obligations - continued

As a consequence of iDNA’s acquisition of Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the “Campus Group”) effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts (collectively, the former shareholders of the Campus Group) promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the “Campus Notes”). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (“Base Notes”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (“Trailing Notes”) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (“Convertible Note”) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into shares of iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. iDNA’s obligations under the Campus Notes are secured by the capital stock of the companies comprising the Campus Group. At April 30, 2008, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest obligations of $156,000.

For the trailing twelve month period ended April 30, 2008 and April 30, 2007, the Campus Group’s financial performance was below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence no interest was incurred on the Campus Notes during the three months ended April 30, 2008 or 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At April 30, 2008, the remaining balance of the SBA Loan of $291,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI’s assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 - Current and Long Term Obligations - continued

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease bears an implied interest rate of 10% and is payable in monthly installments with the last payment due in July 2009. At April 30, 2008, the remaining balance due under the capital lease was $44,000. The accumulated depreciation for the underlying equipment pursuant to the capital lease was $57,000 and $48,000, respectively, at April 30, 2008 and January 31, 2008.

The components of long term obligations at April 30, 2008 are as follows (in thousands):

Amounts
Auto loan	$23
Capital leases	44
SBA loan	291
Term Loan	3,596
OTI promissory notes	855
Base promissory notes	6,046
Trailing promissory notes	3,275
Convertible debt	2,825
16,955
Less current maturities	(1,003)
Long-term obligations and
convertible debt	$15,952

iDNA’s current maturities and long term obligations at April 30, 2008 are as follows (in thousands):

Amounts
2009	$1,006
2010	1,678
2011	8,249
2012	577
2013	1,124
Thereafter	4,601
17,235
Less - unamortized debt discount	(277)
Less - capital lease interest	(3)
$16,955

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

iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at April 30, 2008 and January 31, 2008 was $157,000 and $172,000, respectively.

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

Note 5 - Segment Information

iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies for the respective segments.

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income. The table below presents the information about reportable segments for continuing operations used by iDNA’s chief operating decision-makers for the three months ended April 30, 2008 and 2007. Prior financial periods have been conformed to the current presentation (in thousands):

	Information Services	Strategic Communications Services	Entertainment	Undistributed Corporate Expenses	Intersegment Elimination	Total
Three Months Ended
April 30, 2008
Revenues	$2,097	$1,441	$-	$-	$(35)	$3,503
Operating income (loss)	(489)	(238)	236	(414)	-	(905)
Depreciation and
amortization expense	133	62	-	11	-	206
Capital expenditures	68	4	-	13	-	85

Three Months Ended
April 30, 2007
Revenues	$2,305	$1,326	$-	$-	$(31)	$3,600
Operating income (loss)	(226)	(811)	271	(271)	-	(1,037)
Depreciation and
amortization expense	220	185	-	14	-	419
Capital expenditures	3	-	-	12	-	15

Item 2.
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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Revenues: iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $55,000 and $90,000, respectively, are reported as other current assets at April 30, 2008 and January 31, 2008.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended April 30, 2008 and 2007, electronic equipment sales were $476,000 and $576,000, respectively.

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

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for impairment. As a consequence of the testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively, resulting in the carrying value of all goodwill and other intangible assets being reduced to zero. Prior to the impairment charge during the fourth quarter of Fiscal 2008, iDNA charged to operations $203,000 for the amortization of these intangibles for the three months ended April 30, 2007.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at April 30, 2008 and January 31, 2008 was $157,000 and $172,000, respectively.

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

Stock-Based Compensation: Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $122,000 and $77,000, respectively, for share-based compensation for the three months ended April 30, 2008 and 2007.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended April 30, 2008 as Compared to the Three Months Ended April 30, 2007

The following table sets forth for the three months ended April 30, 2008 and 2007 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands). All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

	Information Services Three Months Ended April 30,		Strategic Communications Services Three Months Ended April 30,		Intersegment Elimination Three Months Ended April 30,
	2008	2007	2008	2007	2008	2007

Revenues	$2,097	$2,305	$1,441	$1,326	$(35)	$(31)
Cost of revenues	1,424	1,346	945	1,206	(35)	(31)
Selling, general and
administrative expenses	1,162	1,186	735	931	-	-
Operating income (loss)	(489)	(226)	(238)	(811)	-	-
Depreciation and
amortization expense	133	220	62	185	-	-

	Entertainment Three Months Ended April 30,		Undistributed Corporate Expenses Three Months Ended April 30,		Consolidated Three Months Ended April 30,
	2008	2007	2008	2007	2008	2007
Revenues	$-	$-	$-	$-	$3,503	$3,600
Cost of revenues	-	-	-	-	2,334	2,521
Selling, general and
administrative expenses	-	-	180	217	2,077	2,334
Operating income (loss)	236	271	(414)	(271)	(905)	(1,037)
Depreciation and
amortization expense	-	-	11	14	206	419

Revenues: Revenues decreased $97,000 to $3.5 million for the three months ended April 30, 2008 as compared to $3.6 million for the three months ended April 30, 2007.

Revenues attributed to the information services segment decreased $208,000 to $2.1 million for the three months ended April 30, 2008 as compared to $2.3 million for the three months ended April 30, 2007. The decrease in revenues was principally due to (i) a decline in electronic equipment sales of $99,000 and (ii) a decrease of $109,000 as a consequence of changes in the timing and/or scope of the projects completed during the three months ended April 30, 2008 as compared to the three months ended April 30, 2007.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Revenues attributed to the strategic communications services segment increased $115,000 to $1.4 million for the three months ended April 30, 2008 as compared to $1.3 million for the three months ended April 30, 2007. The increase in revenues was principally due to an increase in the scope and size of projects completed during the three months ended April 30, 2008 as compared to the three months ended April 30,, 2007.

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

Cost of Service Revenues: Cost of revenues for the three months ended April 30,, 2008 and 2007 was $2.3 million and $2.5 million, respectively.

Cost of revenues attributed to the information services segment was $1.4 million for the three months ended April 30, 2008 as compared to $1.3 million for the three months ended April 30,, 2007.

The gross profit realized by the information services segment for the three months ended April 30, 2008 and 2007 was $673,000 and $959,000, respectively. The gross profit decrease of $286,000 for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 is due principally to the net effect of (i) a decrease in revenues, (ii) a decrease in project margins for the period offset by (iii) a decrease of $13,000 in project overhead costs. The gross margin for the three months ended April 30, 2008 decreased 9.5% to 32.1% as compared to 41.6% for the three months ended April 30, 2007, principally due to (i) a decrease of 9.2% associated with equipment sales, (ii) an increase in direct project costs of 9.3% that resulted in lower project margins and (iii) an increase of 1.2% in indirect production overhead expenses as a percentage of revenues.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Cost of revenues attributable to the strategic communications segment decreased $261,000 to $945,000 for the three months ended April 30, 2008 as compared to $1.2 million for the three months ended April 30, 2007. The decrease in the costs of revenues was principally due to a decrease in direct project costs of $273,000 as a consequence of the net effect of (i) an increased utilization of internal production staff and resources offset by (ii) a reduction in outside production costs for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007. The gross profit realized by the strategic communications segment for the three months ended April 30, 2008 and 2007 was $496,000 and $120,000, respectively. The gross profit increase of $376,000 for the three months ended April 30, 2008 as compared the three months ended April 30, 2007 was principally due to a favorable mix of production projects utilizing internal production staff and resources. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”): SG&A for the three months ended April 30, 2008 and the three months ended April 30, 2007 was $2.1 million and $2.3 million, respectively.

SG&A attributed to the information services segment was $1.2 million and $1.2 million respectively, for three months ended April 30, 2008 and the three months ended April 30, 2007. The decrease in SG&A of $24,000 was principally due to the net effect of (i) a decrease of $92,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008 offset by (ii) an increase in personnel and related cost of $59,000.

SG&A attributable to the strategic communications services segment decreased $196,000 to $735,000 for the three months ended April 30, 2008 as compared to $931,000 for the three months ended April 30, 2007. The decrease in SG&A was due to (i) a decrease of $111,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008 and (ii) a decrease in facility expenses as a consequence of the consolidation of certain facilities implemented in Fiscal 2008.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

SG&A for undistributed corporate expenses for the three months ended April 30, 2008 and April 30, 2007 was $180,000 and $217,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $37,000 for the three months ended April 30, 2008 as compared to the three months ended April 30, 2007 was due principally to the net effect of (i) lower professional fees from company advisors, (ii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility, offset by (iii) a net increase in personnel and related benefit expenses.

Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the three months ended April 30, 2008 and April 30, 2007, iDNA recorded income of $236,000 and $271,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the three months ended March 31, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues	$1,847	$2,000

Film rental	480	562
Operating costs	675	654
Depreciation and amortization	197	195
General and administrative expenses	22	47
	1,374	1,458
Net income	$473	$542

iDNA's proportionate share of net income	$236	$271

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

AFC’s revenues decreased $153,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, principally as a result of the net effects of (i) a decrease of 13.4% in attendance period-to-period, (ii) a decrease of $20,000 in other, concession and café revenues, offset by, (iii) a 6.0% increase in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Film rental expense, as a percentage of revenue, decreased 2.1% to 26.0% from 28.1% for the three months ended March 31, 2008 and 2007, respectively. Film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film. Operating costs, as a percentage of revenue, increased 3.8% to 36.5% for the three months ended March 31, 2008, as compared to 32.7% for the three months ended March 31, 2007 due principally to decreased revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.

Interest Expense: For the three months ended April 30, 2008 and 2007, iDNA incurred interest expense of $234,000 and $55,000, respectively. The increase of $179,000 in interest expense for the three month period ended April 30, 2008 as compared to the three month period ended April 30, 2007 is due principally to an increase in interest costs attributable to the Term Loan (defined below) consummated in November 2007.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the three month periods ended April 30, 2008 and April 30, 2007. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization. For the three months ended April 30, 2008, iDNA has charged to income tax expense $6,000 relating to estimated state and local income taxes.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. At April 30, 2008, the “prime rate” was 5.0%. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. At April 30, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement. At April 30, 2008, the principal balance of the Term Loan was $3.9 million. The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At April 30, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and accrued interest obligations of $12,000.

As of January 31, 2008, OTI did not meet certain minimum financial performance criterion and, as a consequence, (i) iDNA retained an option to reduce the purchase price in an amount estimated between $206,000 and $412,000 and (ii) for the three months ended April 30, 2008 no interest was incurred under the OTI Promissory Notes. iDNA has not exercised its option to reduce the purchase price for its acquisition of OTI as of June 12, 2008 and no adjustment to the OTI Promissory Notes was recorded at April 30, 2008. Prospectively, interest may accrue pursuant to the terms of the OTI Promissory Notes once the minimum operating cash flow thresholds are achieved.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

As a consequence of iDNA’s acquisition of Audience Response Systems, Inc. and the Campus Group Companies, Inc. (collectively, the “Campus Group”) effective July 31, 2003, iDNA issued to Mr. Steve Campus and certain family trusts promissory notes (the former shareholders of the Campus Group) in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the “Campus Notes”). Of the $9.9 million in promissory notes issued by iDNA, $6.6 million of the promissory notes (“Base Notes”) bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed seven years. The remaining $3.3 million in promissory notes (“Trailing Notes”) issued by iDNA bear interest at 5% per annum and are repayable in quarterly installments, commencing upon the retirement of the Base Notes, according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years subsequent to the retirement of the Base Notes. The $2.8 million convertible promissory note (“Convertible Note”) (i) bears interest at 5% per annum, payable quarterly in cash or accumulating as principal at the election of iDNA, (ii) requires principal payments to commence upon the retirement of the Base Notes and Trailing Notes and is then repayable in quarterly installments according to a formula based upon the future cash flows realized from the Campus Group over a period not to exceed three years and (iii) is convertible at the option of the holder into shares of iDNA’s Common Stock at a base conversion price of $1.50 per share. The holder may not convert the Convertible Note into iDNA’s Common Stock prior to repayment of the Base Notes and Trailing Notes. iDNA’s obligations under the Campus Notes are secured by the capital stock of the companies comprising the Campus Group. At April 30, 2008, iDNA had outstanding principal obligations under the terms of the Base Notes, Trailing Notes and the Convertible Note of $6.0 million, $3.3 million and $2.8 million, respectively, and accrued interest obligations of $156,000.

For the trailing twelve month periods ended April 30, 2008 and April 30, 2007, the Campus Group’s financial performance was below certain minimum operating cash flow thresholds established pursuant to the terms of the Campus Notes. As a consequence, no interest was incurred on the Campus Notes during the three months ended April 30, 2008 or 2007. Prospectively, interest may accrue pursuant to the terms of the Campus Notes.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At April 30, 2008, the remaining balance of the SBA Loan of $291,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI’s assets and payment thereunder is subject to the personal guarantee of Mr. Dean Thompson, President of OMI.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease bears an implied interest rate of 10% and is payable in monthly installments with the last payment due in July 2009. At April 30, 2008, the remaining balance due under the capital lease was $44,000.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000. The auto loan is repayable in monthly installments of $755 with the last payment due February 2011. The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan. At April 30, 2008, the principal balance of the auto loan was $23,000.

For the three months ended April 30, 2008, iDNA’s cash and cash equivalents decreased $59,000 due principally to the net effects of (i) proceeds from the sale of marketable securities of $897,000, (ii) AFC distributions of $600,000 offset by (iii) cash flows used in operations of $1.0 million, (iv) capital expenditures of $85,000, and (v) the repayment of debt and fees of $438,000.

Prior to the Term Loan, iDNA had limited external sources of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities. At April 30, 2008, iDNA had unrestricted cash of $110,000 and investments in trading securities of $524,000 which together with any cash flow derived from its investment in AFC and the operations of iDNA’s corporate communications business will be used to pursue such opportunities and reduce debt.

In addition, iDNA has initiated preliminary discussions with the former shareholders of the Campus Group to restructure the Campus Notes in the aggregate amount of $12.1 million and/or reduce the original purchase consideration of the Campus Group acquisition. Currently, iDNA’s payment obligations are deferred until certain performance criteria are met. Although iDNA is seeking to restructure its obligations under the Campus Notes and/or reduce the original purchase consideration, there can be no assurance that such negotiations will result in a restructuring and/or a reduction in the original purchase consideration. iDNA believes that its available cash and cash equivalents and investments in trading securities totaling $634,000 at April 30, 2008 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. However, as previously discussed, iDNA’s lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA’s Board of Directors. Such limitations may have an adverse impact on iDNA’s financial position, results of operations and liquidity.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Other

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The application of this pronouncement did not have a material impact on iDNA’s reported consolidated financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this pronouncement did not have a material impact on iDNA’s reported consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements - an amendment to ARB No.51. SFAS No. 160 requires that (i) noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No.160 is effective for annual periods beginning after December 15, 2008. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 enhances disclosure requirements for derivative instruments in order to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is to be applied prospectively for the first annual reporting period beginning on or after November 15, 2008. iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

Inflation
Inflation has not had a material adverse impact on iDNA.

Off-Balance Sheet Arrangements
iDNA does not have in place any off-balance sheet arrangements (as defined in Item 303(a)(4) of Regulation S-K).

Forward Looking Statements

Some of the information in this Quarterly Report on Form 10-Q (including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause iDNA or iDNA’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. You should not rely on forward-looking statements in this report. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words, although some forward-looking statements are expressed differently. This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of iDNA’s markets or other factors. All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause iDNA’s actual results as well as those of the markets it serves, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report. You should also consider carefully the statements under other sections of this report that address additional factors that could cause our actual results to differ from those set forth in any forward-looking statements. iDNA undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of April 30, 2008, the interest rates under iDNA’s long term and convertible debt, exclusive of the Term Loan, are fixed. As a result iDNA has limited market risk associated with market interest rates. The interest rate attributable to the Term Loan is a variable annual rate based upon the prime rate, as published by Citibank N.A. (“Prime Rate”) plus 4%, or, if greater, 12.25%. As a consequence, iDNA’s interest charges under the Term Loan are subject to fluctuations based upon changes in the credit markets and the corresponding Prime Rate. For each 1% increase in the Prime Rate above 8.25%, iDNA’s interest costs under the Term Loan would increase approximately $42,000 per annum. At April 30, 2008, the Prime Rate was 5.0%.

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of iDNA (the “Certifying Officers”) have conducted evaluations of iDNA’s disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Certifying Officers have reviewed iDNA’s disclosure controls and procedures and have concluded that those disclosure controls and procedures were effective as of the end of iDNA’s most recent fiscal quarter. In compliance with Rules 13a-14(a) and 15d-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers has executed the requisite Officer’s Certification included as Exhibit 31 to this Quarterly Report on Form 10-Q.

In accordance with Rules 13a-15(d) and 15d-15(d) of the Exchange Act, the Certifying Officers have also conducted an evaluation of iDNA’s internal control over financial reporting and have concluded that there has been no change in iDNA’s internal control over financial reporting during its most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, iDNA’s internal control over financial reporting.

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

ARAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at April 30, 2008 and January 31, 2008 was $157,000 and $172,000, respectively.

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
			N/A

	3.2
Second Amended and Restated By-Laws of the Company dated as of November 4, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2005, SEC File No. 1-11601).
			N/A

	4.1	Certificate of Designation Preferences and Rights of Series D Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2001, SEC File No. 1-11601).	N/A

	4.2
Specimen Stock Certificate - of the Company’s Common Stock (incorporated by reference to Exhibit 4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996, filed with the SEC on April 25, 1996, SEC File No. 1-11601).
			N/A

	4.3
Rights Agreement, dated as of September 26, 2001, by and between the Company and American Stock Transfer & Trust Company, including the form of Certificate of Designation, Preferences and Rights for the Series D Junior Participating Preferred Stock attached as Exhibit “A”, the form of Rights Certificate attached as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock attached as Exhibit “C” (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 9, 2001, SEC File No. 1-11601).
			N/A

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, As adopted pursuant to Section 302 of the Sarbanes-Oxley Act	40

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,As adopted pursuant to Section 302 of the Sarbanes-Oxley Act	41

	32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	42

	32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDNA, INC.

Date: June 16, 2008	By:	/s/ James J. McNamara
James J. McNamara Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: June 16, 2008	By:	Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr. Chief Financial Officer, Secretary and Treasurer (principal accounting and financial officer)