Form 10-Q
period 2008-07-31
iDNA, Inc.
filed 2008-09-17
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 15, 2008
Common Stock, $0.05 par value	13,085,864

iDNA, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	July 31, 2008 and January 31, 2008	3

	Condensed Consolidated Statements of Operations for the
	Three Months and Six Months Ended July 31, 2008 and 2007	4

	Condensed Consolidated Statement of Stockholders’ Equity and
	Comprehensive Income (Loss) for the Six Months Ended July 31, 2008	5

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended July 31, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

Certifications		49

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
iDNA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	July 31,	January 31,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$561	$169
Restricted cash (Note 1)	147	147
Investment in trading securities (Note 1)	225	1,421
Accounts receivable, net of allowance
of $72 and $75, respectively (Note 1)	1,647	1,453
Income taxes refundable	19	19
Inventory (Note 1)	184	165
Prepaid expenses	382	444
Other current assets	73	90
Total current assets	3,238	3,908

Property and equipment, net of accumulated
depreciation of $3,720 and $3,325, respectively (Note 1)	1,834	2,102
Investment in AFC (Note 2)	6,743	7,129
Other assets	149	414
	$11,964	$13,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current maturities of long term obligations (Notes 3 and 4)	$1,009	$1,123
Accounts payable	2,190	1,220
Deferred revenue (Note 1)	1,206	1,552
Self-insurance claims (Note 5)	142	172
Other liabilities	861	1,324
Total current liabilities	5,408	5,391

Long term obligations (Notes 3 and 4)	3,831	13,373
Convertible promissory note (Note 4)	-	2,825
Accrued income taxes, long term	622	610
Redeemable common stock - issued 2,500,000 shares (Note 4)	3,121	-
	12,982	22,199

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-
Common stock - $.05 par value,
authorized 50,000,000 shares, issued
37,449,589 and 39,949,589 shares, respectively (Note 4)	1,872	1,997
Additional paid-in capital	175,743	175,537
Retained deficit	(158,810)	(164,076)
Deferred compensation	(6)	(18)
Treasury stock, at cost, 26,863,725 and 29,938,725
shares, respectively	(19,817)	(22,086)
Total stockholders' equity (deficit)	(1,018)	(8,646)
	$11,964	$13,553

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

Revenues (Note 1)	$4,146	$2,824	$7,649	$6,424

Cost of revenues (Note 1)	2,562	2,045	4,896	4,566

Gross profit	1,584	779	2,753	1,858

Selling, general and administrative	2,087	2,349	4,164	4,683

Loss from operations	(503)	(1,570)	(1,411)	(2,825)

Other income (expense):
Income (loss) from AFC investment (Note 2)	(22)	65	214	336
Interest income	2	1	3	3
Interest expense (Note 3)	(290)	(58)	(524)	(113)
Interest expense abatement (Note 4)	156	-	156	-
Gain on restructuring of debt (Note 4)	9,026	-	9,026	-

Income (loss) from continuing operations
before income taxes	8,369	(1,562)	7,464	(2,599)

Benefit (provision) for income taxes	(6)	2	(12)	(4)

Income (loss) from continuing operations	8,363	(1,560)	7,452	(2,603)

Income from discontinued operations, net of tax	1	3	2	8

Net income (loss)	$8,364	$(1,557)	$7,454	$(2,595)

Basic and diluted income (loss) per share
Continuing operations	$.79	$(.15)	$.72	$(.26)
Discontinued operations	-	-	-	-
Net income (loss) per share	$.79	$(.15)	$.72	$(.26)

Weighted average number
of shares outstanding
Basic and diluted	10,586	9,955	10,320	9,908

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholder’ Equity (Deficit)
and Comprehensive Income (Loss)
Six Months Ended July 31, 2008
(in thousands, except per share data)
(unaudited)
	Preferred Stock		Common Stock		Additional			Deferred		Comprehensive
		Par		Par	Paid-In	Retained	Treasury	Compensation		Income
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Expense	Total	(Loss)

Balance at
January 31, 2008	-	$-	39,949,589	$1,997	$175,537	$(164,076)	$(22,086)	$(18)	$(8,646)
Net income						7,454			7,454	$7,454
Share-based compensation expense					81				81
Treasury stock issued						(344)	425		81
Issuance of common stock from
treasury for restructuring debt (Note 4)			(2,500,000)	(125)	125	(1,844)	1,844		-
Deferred compensation
expense								12	12

Comprehensive income (loss)										$7,454

Balance at
July 31, 2008	-	$-	37,449,589	$1,872	$175,743	$(158,810)	$(19,817)	$(6)	$(1,018)

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$7,454	$(2,595)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Gain on restructuring of debt	(9,026)	-
Depreciation and amortization	415	826
Non-cash interest	192	-
Income from AFC investment	(214)	(336)
Share-based compensation expense	162	151
Stock issued as compensation for services rendered	-	79
Amortization of deferred compensation expense	12	11

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(194)	11
Accrued income tax/refundable	12	-
Accounts payable	970	396
Deferred revenue	(346)	817
Self insurance claims	(30)	-
Other operating assets and liabilities, net	(211)	(165)
Net cash used in operating activities	(804)	(805)

Cash flows from investing activities:
Proceeds from AFC distributions	600	750
Proceeds from sale of marketable securities	1,196	-
Purchase of other property and equipment	(147)	(58)
Net cash provided by investing activities	1,649	692

Cash flows from financing activities:
Proceeds from exercise of stock options	-	14
Payments of loan origination fees	(43)	-
Payments on debt, notes payable and capital lease	(410)	(155)
Net cash used in financing activities	(453)	(141)

Increase (decrease) in cash and cash equivalents	392	(254)
Cash and cash equivalents at beginning of period	169	548
Cash and cash equivalents at end of period	$561	$294

Supplemental disclosures of cash flow information:
Interest paid	$197	$115
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 - Basis of Presentation and Significant Accounting Policies

General
The accompanying unaudited condensed consolidated financial statements include the accounts of iDNA, Inc. and its subsidiaries (“iDNA”). iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies (see Note 6).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA’s consolidated financial statements, including the notes thereto, appearing in iDNA’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the three months and six months ended July 31, 2008 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Investments in Trading Securities
iDNA’s investment in trading securities is comprised of an investment in a mutual fund which invests in highly liquid, AAA fixed income securities. iDNA’s investment in trading securities is carried at fair market value at July 31, 2008. Unrealized gains or losses on trading securities are credited or charged to operations. Interest and dividends earned on the investment are recorded as interest income.

Revenues
iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $73,000 and $90,000, respectively, are reported as other current assets at July 31, 2008 and January 31, 2008.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended July 31, 2008 and 2007, electronic equipment sales were $347,000 and $508,000, respectively. For the six months ended July 31, 2008 and 2007, electronic equipment sales were $823,000 and $1.1 million, respectively.

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

Research and Development Costs
Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary software. Research and development costs are charged to operations as incurred and are included as a component of costs of revenues. iDNA charged $103,000 and $111,000, respectively, to research and development expense for the three months ended July 31, 2008 and 2007. iDNA charged $215,000 and $208,000, respectively, to research and development expense for the six months ended July 31, 2008 and 2007.

Restricted Cash

In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of July 31, 2008 and January 31, 2008.

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

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for impairment. As a consequence of the testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively, resulting in the reduction of the carrying value of all goodwill and other intangible assets to zero. Prior to the impairment charge during the fourth quarter of Fiscal 2008, iDNA charged to operations $202,000 and $405,000, respectively, for the amortization of these intangibles for the three months and six months ended July 31, 2007.

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

In accordance with the provisions of FIN 48, upon its adoption as of February 1, 2007, iDNA recorded an adjustment to retained deficit of $329,000, inclusive of interest, to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest. iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit). For the three months and six months ended July 31, 2008, iDNA charged to operations $6,000 and $12,000, respectively, for income taxes.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

Stock-Based Compensation
Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $40,000 and $74,000, respectively, for share-based compensation for the three months ended July 31, 2008 and 2007. iDNA charged to operations $162,000 and $151,000, respectively, for share-based compensation for the six months ended July 31, 2008 and 2007.

Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock, exclusive of Common Stock subject to redemption (see Note 4), outstanding for the period. Dilutive earnings per share for all periods presented is the same as basic earnings per share due to (i) the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on income (loss) per share for the three months and six months ended July 31, 2008 and 2007 or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended July 31, 2008 and 2007, there were 0 and 12,736 Common Stock Equivalents, respectively, excluded from the earnings per share computation due to their dilutive effect. For the six months ended July 31, 2008 and 2007, there were 0 and 100,549 Common Stock Equivalents, respectively, excluded from the earnings per share computation due to their dilutive effect.

Non-cash Financing Activities
In July 2008, iDNA issued 2.5 million shares of Common Stock in exchange for the repayment of $375,000 of aggregate principal amount of the Amended Promissory Notes (defined below, see Note 4).

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

iDNA uses the equity method to account for its investment in AFC. AFC uses a December 31 year-end for financial reporting purposes. iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30 and December 31, respectively. For the three months ended July 31, 2008 and 2007, iDNA recorded a loss of $22,000 and income of $65,000, respectively, representing its share of AFC’s net income (loss). For the six months ended July 31, 2008 and 2007, iDNA recorded income of $214,000 and $336,000, respectively, representing its share of AFC’s net income.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 2 – Investment in AFC - continued

Summarized income statement data for AFC for the three months and six months ended June 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$1,043	$1,288	$2,890	$3,288

Operating costs	859	941	2,015	2,157
Depreciation and amortization	206	195	403	390
General and administrative expenses	22	21	44	68
	1,087	1,157	2,462	2,615
Net income (loss)	$(44)	$131	$428	$673

iDNA's proportionate share of net income (loss)	$(22)	$65	$214	$336

Note 3 – Current and Long Term Obligations

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. At July 31, 2008, the “prime rate” was 5.0%. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. At July 31, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement. At July 31, 2008, the principal balance of the Term Loan was $3.9 million.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations - continued

In connection with the consummation of the Term Loan, as required by the Loan Agreement, iDNA issued warrants to Silar and a consultant (the “Warrants”) to purchase 1.5 million and 60,000 shares, respectively, of iDNA’s Common Stock at an exercise price of $0.27 per share. The number of shares issuable upon exercise of the Warrants is subject to customary adjustment in the event of a stock dividend, stock split, reverse stock split or similar event and is furthermore subject to a weighted-average antidilution protection in the event that iDNA issues additional shares of Common Stock for consideration less than the existing exercise price under the Warrants. Additionally, pursuant to the Warrants, the holder thereof has been granted (subject to certain conditions, including the reimbursement of iDNA’s costs) three demand registration rights for the underlying shares of Common Stock, as well as unlimited piggyback registration rights for such shares of Common Stock. The fair value of the Warrants at the date of grant was $339,000. At July 31, 2008, the unamortized fair value of the Warrants issued in the amount of $231,000 was recorded as a reduction of the principal on the Term Loan. iDNA charges to interest expense the fair value of the Warrants over the expected three year term of the Term Loan. For the three months and six months ended July 31, 2008, iDNA charged to interest expense $46,000 and $74,000, respectively, for the fair value of the Warrants.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000. The auto loan is repayable in monthly installments of $755 with the last payment due February 2011. The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan. At July 31, 2008, the principal balance of the auto loan was $21,000.

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At July 31, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and accrued interest obligations of $12,000.

As of January 31, 2008, OTI did not meet certain minimum financial performance criterion and, as a consequence, (i) iDNA retained an option to reduce the purchase price in an amount estimated between $206,000 and $412,000 and (ii) for the three months and six months ended July 31, 2008 no interest was incurred under the OTI Promissory Notes. iDNA has not exercised its option to reduce the purchase price for its acquisition of OTI as of September 12, 2008 and no adjustment to the OTI Promissory Notes was recorded at July 31, 2008. Prospectively, interest may accrue pursuant to the terms of the OTI Promissory Notes once the minimum operating cash flow thresholds are achieved.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations - continued

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At July 31, 2008, the remaining balance of the SBA Loan of $286,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI’s assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease bears an implied interest rate of 10% and is payable in monthly installments with the last payment due in July 2009. At July 31, 2008, the remaining balance due under the capital lease was $35,000. The accumulated depreciation for the underlying equipment pursuant to the capital lease was $65,000 and $48,000, respectively, at July 31, 2008 and January 31, 2008.

The components of long term obligations at July 31, 2008 are as follows (in thousands):

Amounts
Auto loan	$21
Capital leases	35
SBA loan	286
Term Loan	3,643
OTI promissory notes	855
4,840
Less current maturities	(1,009)
Long-term obligations and
convertible debt	$3,831

iDNA’s current maturities and long term obligations at July 31, 2008 are as follows (in thousands):

Amounts
2009	$1,012
2010	1,386
2011	2,480
2012	32
2013	32
Thereafter	132
5,074
Less - unamortized debt discount	(231)
Less - capital lease interest	(3)
$4,840

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Gain on Restructuring of Debt and Issuance of Shares of Common Stock Subject to Redemption

Effective as of July 3, 2008, iDNA entered into a Reduction of Purchase Price Agreement (the “Reduction Agreement”) with Steven Campus, president of the Campus Group (defined below), the Campus Family 2000 Trust (the “Family Trust”) and the Trust Established Under the Will of Nancy Campus (the “Shelter Trust” and, collectively with the Family Trust, the “Trusts” and each a “Trust”). (The Trusts and Steven Campus are herein referred to collectively as the “Stockholders” and each as a “Stockholder”).

Pursuant to and as provided in that certain Stock Purchase Agreement dated July 31, 2003 between iDNA and the Stockholders, iDNA acquired from the Stockholders all of the issued and outstanding shares of capital stock of each of (i) Campus Group Companies, Inc. (“CGCI”), (ii) Multi-Video Services, Inc. (“Multi-Video”), (iii) Interactive Conferencing Network, Inc. (“Interactive”) and (iv) Audience Response Systems, Inc. (“ARSI” and, collectively with CGCI, Multi-Video, Interactive and ARSI, the “Campus Group”). In consideration for the shares of the Campus Group so acquired, iDNA (i) made a cash payment to the Stockholders and (ii) issued to the Stockholders certain promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the “Promissory Notes”) (the cash amount and Promissory Notes collectively, the “Purchase Price”). At July 2, 2008, iDNA had outstanding principal obligations under the terms of the Promissory Notes of $12.1 million and accrued interest of $156,000.

Pursuant to the Reduction Agreement, iDNA and the Stockholders agreed, among other matters, that the Purchase Price was reduced to a remaining balance of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price Balance”). The parties further agreed that, inasmuch as the Promissory Notes were intended to represent iDNA’s obligation to pay the unpaid portion of the Purchase Price, the aggregate outstanding amount of the Promissory Notes was reduced from an aggregate of $12.1 million to an amount equal to the Purchase Price Balance. The Promissory Notes were modified and amended so that the outstanding principal amounts due thereunder were reduced to an aggregate of $375,000. (The Promissory Notes, as modified and amended pursuant to the Reduction Agreement, are hereinafter referred to as the “Amended Promissory Notes.”)

Furthermore, pursuant to the Reduction Agreement, in July 2008 the Stockholders surrendered and delivered to iDNA each and all of the Amended Promissory Notes, marked cancelled, and iDNA, in full payment, discharge and satisfaction of the Amended Promissory Notes, issued to the Stockholders an aggregate of two million five hundred thousand (2,500,000) shares of iDNA’s common stock, $0.05 par value per share (the “Issued Shares”), such Issued Shares to be allocated proportionally among the Stockholders. iDNA and the Stockholders agreed that upon the issuance of the Issued Shares to the Stockholders, the Purchase Price Balance shall be paid, discharged and satisfied in full, and no additional amount (whether pursuant to the Promissory Notes or otherwise) shall be payable by iDNA on account of or with respect to the Purchase Price.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Gain on Restructuring of Debt and Issuance of Shares of Common Stock Subject to Redemption - continued

In addition, subject to the terms and conditions set forth in the Reduction Agreement, iDNA (i) assumed certain obligations to redeem or repurchase from the Stockholders their Issued Shares and (ii) granted to the Stockholders certain rights to sell (or “put”) the Issued Shares to iDNA. iDNA is required to semi-annually offer to redeem certain Issued Shares from the Stockholders at the rate of $2.00 per share for a maximum total redemption payment equal to the excess (if any) of certain minimum operating cash flow thresholds of the Campus Group for the period from August 1, 2008 through July 31, 2013. At any time, the Stockholders are free to (i) accept or decline iDNA’s offer to redeem or repurchase the Issued Shares and (ii) sell, redeem, transfer or otherwise dispose of the Issued Shares to third parties. (All shares redeemed by iDNA, or sold, transferred or otherwise disposed of to third parties are hereinafter referred to as “Excluded Shares”.)

Pursuant to the Reduction Agreement, iDNA also granted to the Stockholders the right, subject to certain criteria, to sell (or “put”) to iDNA, and require iDNA to purchase from the Stockholders, any or all of the Issued Shares (exclusive of all Excluded Shares) at the rate of $2.00 per share during the period October 31, 2013 through November 15, 2013 (the “Put Right”). However, the Put Right shall not be exercisable if one or more of the Stockholders shall have received (or be deemed to have received) aggregate consideration of at least five million dollars ($5,000,000) on account of or with respect to the sale, transfer, redemption or other disposition of some or all of the Issued Shares. At July 31, 2008, iDNA recorded a $3.1 million obligation representing the fair value of the future redemption obligation for the Issued Shares (exclusive of all Excluded Shares) as follows (in thousands):

	Shares	Amount
Issuance of redeemable Common Stock
for restructuring of debt	2,500,000	$3,121

In order to secure its obligations to the Stockholders under the Reduction Agreement, iDNA has (i) pledged to the Stockholders all of iDNA’s right, title and interest in and to all of the capital stock of the Campus Group held by iDNA and (ii) caused the Campus Group to guaranty such obligations, with such guaranty to be secured by the assets of the Campus Group.

In addition, pursuant to the Reduction Agreement, Mr. Campus, the Campus Group and iDNA are entering into an employment agreement (the “Employment Agreement”) under which Mr. Campus shall serve as President of the Campus Group until the earliest to occur of (i) the redemption of all Issued Shares (exclusive of any Excluded Shares) or (ii) the lapse of the Put Right. Mr. Campus is entitled to base compensation of $100,000 per year and standard employment benefits pursuant to the Campus Group’s employment benefits program offered to all personnel from time-to-time.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Gain on Restructuring of Debt and Issuance of Shares of Common Stock Subject to Redemption - continued

As a consequence of the various terms of the Reduction Agreement, iDNA (i) realized a gain of $9.0 million for the restructuring of debt, (ii) recorded a $3.1 million obligation for the fair value of the redemption obligation for the Issued Shares and (iii) realized the abatement of previously accrued interest of $156,000 for the three months and six months ended July 31, 2008. Prospectively, the fair value of the redemption obligation is subject to adjustment each reporting period as a consequence of changes, if any, to (i) the number of Issued Shares (exclusive of all Excluded Shares) held by the Stockholders at the end of a period, (ii) actual redemption accepted or declined, by the Stockholders and/or (iii) sales of Issued Shares to third parties.

Note 5 – Commitments and Contingencies

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

iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at July 31, 2008 and January 31, 2008 was $142,000 and $172,000, respectively.

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

Note 6 – Segment Information

iDNA’s operations are comprised of three principal reportable segments: (i) strategic communications services, (ii) information services and (iii) entertainment. iDNA manages each segment separately as a consequence of different marketing, service requirements and technology strategies for the respective segments.

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income. The table below presents the information about reportable segments for continuing operations used by iDNA’s chief operating decision-makers for the three months ended and six months ended July 31, 2008 and 2007. Prior financial periods have been conformed to the current presentation (in thousands):

		Strategic		Undistributed
	Information	Communications		Corporate	Intersegment
	Services	Services	Entertainment	Expenses	Elimination	Total
Three Months Ended
July 31, 2008
Revenues	$2,189	$1,984	$-	$-	$(27)	$4,146
Operating income (loss)	(91)	(72)	(22)	8,554	-	8,369
Depreciation and
amortization expense	138	60	-	11	-	209
Capital expenditures	53	2	-	7	-	62

Three Months Ended
July 31, 2007
Revenues	$2,337	$514	$-	$-	$(27)	$2,824
Operating income (loss)	(290)	(1,035)	65	(302)	-	(1,562)
Depreciation and
amortization expense	217	177	-	12	-	406
Capital expenditures	36	-	-	7	-	43

Six Months Ended
July 31, 2008
Revenues	$4,287	$3,424	$-	$-	$(62)	$7,649
Operating income (loss)	(581)	(310)	214	8,141	-	7,464
Depreciation and
amortization expense	271	123	-	21	-	415
Capital expenditures	121	6	-	20	-	147

Six Months Ended
July 31, 2007
Revenues	$4,642	$1,840	$-	$-	$(58)	$6,424
Operating income (loss)	(516)	(1,846)	336	(573)	-	(2,599)
Depreciation and
amortization expense	437	362	-	27	-	826
Capital expenditures	39	-	-	19	-	58

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

Recent Developments

Effective as of July 3, 2008, iDNA entered into a Reduction of Purchase Price Agreement (the “Reduction Agreement”) with Steven Campus, president of the Campus Group (defined below), the Campus Family 2000 Trust (the “Family Trust”) and the Trust Established Under the Will of Nancy Campus (the “Shelter Trust” and, collectively with the Family Trust, the “Trusts” and each a “Trust”). (The Trusts and Steven Campus are herein referred to collectively as the “Stockholders” and each as a “Stockholder”).

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Pursuant to and as provided in that certain Stock Purchase Agreement dated July 31, 2003 between iDNA and the Stockholders, iDNA acquired from the Stockholders all of the issued and outstanding shares of capital stock of each of (i) Campus Group Companies, Inc. (“CGCI”), (ii) Multi-Video Services, Inc. (“Multi-Video”), (iii) Interactive Conferencing Network, Inc. (“Interactive”) and (iv) Audience Response Systems, Inc. (“ARSI” and, collectively with CGCI, Multi-Video, Interactive and ARSI, the “Campus Group”). In consideration for the shares of the Campus Group so acquired, iDNA (i) made a cash payment to the Stockholders and (ii) issued to the Stockholders certain promissory notes in an aggregate principal amount of $9.9 million and a convertible promissory note in the principal amount of $2.8 million (collectively, the “Promissory Notes”) (the cash amount and Promissory Notes collectively, the “Purchase Price”). At July 2, 2008, iDNA had outstanding principal obligations under the terms of the Promissory Notes of $12.1 million and accrued interest of $156,000.

Pursuant to the Reduction Agreement, iDNA and the Stockholders agreed, among other matters, that the Purchase Price was reduced to a remaining balance of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price Balance”). The parties further agreed that, inasmuch as the Promissory Notes were intended to represent iDNA’s obligation to pay the unpaid portion of the Purchase Price, the aggregate outstanding amount of the Promissory Notes was reduced from an aggregate of $12.1 million to an amount equal to the Purchase Price Balance. The Promissory Notes were modified and amended so that the outstanding principal amounts due thereunder were reduced to an aggregate of $375,000. (The Promissory Notes, as modified and amended pursuant to the Reduction Agreement, are hereinafter referred to as the “Amended Promissory Notes.”)

Furthermore, pursuant to the Reduction Agreement, in July 2008 the Stockholders surrendered and delivered to iDNA each and all of the Amended Promissory Notes, marked cancelled, and iDNA, in full payment, discharge and satisfaction of the Amended Promissory Notes, issued to the Stockholders an aggregate of two million five hundred thousand (2,500,000) shares of iDNA’s common stock, $0.05 par value per share (the “Issued Shares”), such Issued Shares to be allocated proportionally among the Stockholders. iDNA and the Stockholders agreed that upon the issuance of the Issued Shares to the Stockholders, the Purchase Price Balance shall be paid, discharged and satisfied in full, and no additional amount (whether pursuant to the Promissory Notes or otherwise) shall be payable by iDNA on account of or with respect to the Purchase Price.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

In addition, subject to the terms and conditions set forth in the Reduction Agreement, iDNA (i) assumed certain obligations to redeem or repurchase from the Stockholders their Issued Shares and (ii) granted to the Stockholders certain rights to sell (or “put”) the Issued Shares to iDNA. iDNA is required to semi-annually offer to redeem certain Issued Shares from the Stockholders at the rate of $2.00 per share for a maximum total redemption payment equal to the excess (if any) of certain minimum operating cash flow thresholds of the Campus Group for the period from August 1, 2008 through July 31, 2013. At any time, the Stockholders are free to (i) accept or decline iDNA’s offer to redeem or repurchase the Issued Shares and (ii) sell, redeem, transfer or otherwise dispose of the Issued Shares to third parties. (All shares redeemed by iDNA, or sold, transferred or otherwise disposed of to third parties are hereinafter referred to as “Excluded Shares”.)

Pursuant to the Reduction Agreement, iDNA also granted to the Stockholders the right, subject to certain criteria, to sell (or “put”) to iDNA, and require iDNA to purchase from the Stockholders, any or all of the Issued Shares (exclusive of all Excluded Shares) at the rate of $2.00 per share during the period October 31, 2013 through November 15, 2013 (the “Put Right”). However, the Put Right shall not be exercisable if one or more of the Stockholders shall have received (or be deemed to have received) aggregate consideration of at least five million dollars ($5,000,000) on account of or with respect to the sale, transfer, redemption or other disposition of some or all of the Issued Shares. At July 31, 2008, iDNA recorded a $3.1 million obligation representing the fair value of the future redemption obligation for the Issued Shares (exclusive of all Excluded Shares).

In order to secure its obligations to the Stockholders under the Reduction Agreement, iDNA has (i) pledged to the Stockholders all of iDNA’s right, title and interest in and to all of the capital stock of the Campus Group held by iDNA and (ii) caused the Campus Group to guaranty such obligations, with such guaranty to be secured by the assets of the Campus Group.

In addition, pursuant to the Reduction Agreement, Mr. Campus, the Campus Group and iDNA are entering into an employment agreement (the “Employment Agreement”) under which Mr. Campus shall serve as President of the Campus Group until the earliest to occur of (i) the redemption of all Issued Shares (exclusive of any Excluded Shares) or (ii) the lapse of the Put Right. Mr. Campus is entitled to base compensation of $100,000 per year and standard employment benefits pursuant to the Campus Group’s employment benefits program offered to all personnel from time-to-time.

As a consequence of the various terms of the Reduction Agreement, iDNA (i) realized a gain of $9.0 million for the restructuring of debt, (ii) recorded a $3.1 million obligation for the fair value of the redemption obligation for the Issued Shares and (iii) realized the abatement of interest of $156,000 for the three months and six months ended July 31, 2008. Prospectively, the fair value of the redemption obligation is subject to adjustment each reporting period as a consequence of changes, if any, to (i) the number of Issued Shares (exclusive of all Excluded Shares) held by the Stockholders at the end of a period, (ii) actual redemption accepted or declined, by the Stockholders and/or (iii) sales of Issued Shares to third parties.

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

Revenues: iDNA’s revenues are earned within short time periods, generally less than one week. iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered. Deposits and other prepayments are recorded as deferred revenue until revenue is recognized. iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast. Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete. Deferred production costs of $73,000 and $90,000, respectively, are reported as other current assets at July 31, 2008 and January 31, 2008.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment. Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped. iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment. Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage. For the three months ended July 31, 2008 and 2007, electronic equipment sales were $347,000 and $508,000, respectively. For the six months ended July 31, 2008 and 2007, electronic equipment sales were $823,000 and $1.1 million, respectively.

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

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for impairment. As a consequence of the testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows. As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively, resulting in the carrying value of all goodwill and other intangible assets being reduced to zero. Prior to the impairment charge during the fourth quarter of Fiscal 2008, iDNA charged to operations $203,000 and $405,000 for the amortization of these intangibles for the three months and six months ended July 31, 2007.

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

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at July 31, 2008 and January 31, 2008 was $142,000 and $172,000, respectively.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Stock-Based Compensation: Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123. iDNA charged to operations $40,000 and $74,000, respectively, for share-based compensation for the three months ended July 31, 2008 and 2007. iDNA charged to operations $162,000 and $151,000, respectively, for share-based compensation for the six months ended July 31, 2008 and 2007.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended July 31, 2008 as Compared to the Three Months Ended July 31, 2007

The following table sets forth for the three months ended July 31, 2008 and 2007 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands). All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

			Strategic
	Information Services		Communications Services		Intersegment Elimination
	Three Months Ended		Three Months Ended		Three Months Ended
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008	2007

Revenues	$2,189	$2,337	$1,984	$514	$(27)	$(27)
Cost of revenues	1,251	1,438	1,338	634	(27)	(27)
Selling, general and
administrative expenses	1,029	1,182	718	915	-	-
Operating income (loss)	(91)	(290)	(72)	(1,035)	-	-
Depreciation and
amortization expense	138	217	60	177	-	-

			Undistributed
	Entertainment		Corporate Expenses		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$4,146	$2,824
Cost of revenues	-	-	-	-	2,562	2,045
Selling, general and
administrative expenses	-	-	340	252	2,087	2,349
Operating income (loss)	(22)	65	8,554	(302)	8,369	(1,562)
Depreciation and
amortization expense	-	-	11	12	209	406

Revenues: Revenues increased $1.3 million to $4.1 million for the three months ended July 31, 2008 as compared to $2.8 million for the three months ended July 31, 2007.

Revenues attributed to the information services segment decreased $148,000 to $2.2 million for the three months ended July 31, 2008 as compared to $2.3 million for the three months ended July 31, 2007. The decrease in revenues was principally due to a decline in electronic equipment sales of $161,000 during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Revenues attributed to the strategic communications services segment increased $1.5 million to $2.0 million for the three months ended July 31, 2008 as compared to $514,000 for the three months ended July 31, 2007. The increase in revenues was principally due to an increase in the scope and size of projects completed during the three months ended July 31, 2008 as compared to the three months ended July 31, 2007.

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

Cost of Service Revenues: Cost of revenues for the three months ended July 31, 2008 and 2007 was $2.6 million and $2.0 million, respectively.

Cost of revenues attributed to the information services segment was $1.3 million for the three months ended July 31, 2008 as compared to $1.4 million for the three months July 31, 2007.

The gross profit realized by the information services segment for the three months ended July 31, 2008 and 2007 was $938,000 and $899,000, respectively. The gross profit increase of $39,000 for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 is due principally to the net effect of (i) an increase in project margins for the period, (ii) a decrease of $18,000 in project overhead costs offset by (iii) a decrease in revenues. The gross margin for the three months ended July 31, 2008 increased 4.3% to 42.8% as compared to 38.5% for the three months ended July 31, 2007, principally due to the net effect of (i) an increase of 17.8% associated with equipment sales due to a favorable product mix sold, (ii) a decrease in direct project costs of 3.7% that resulted in higher project margins, offset by (iii) an increase of 0.5% in indirect production overhead expenses as a percentage of revenues.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Cost of revenues attributable to the strategic communications segment increased $704,000 to $1.3 million for the three months ended July 31, 2008 as compared to $634,000 for the three months ended July 31, 2007. The increase in the costs of revenues was principally due to an increase in revenues for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007. The gross profit realized by the strategic communications segment for the three months ended July 31, 2008 and 2007 was $646,000 and ($120,000), respectively. The gross profit increase of $766,000 for the three months ended July 31, 2008 as compared the three months ended July 31, 2007 was principally due to an increase in production projects completed during the period which utilized internal production staff and resources. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”): SG&A for the three months ended July 31, 2008 and the three months ended July 31, 2007 was $2.1 million and $2.3 million, respectively.

SG&A attributed to the information services segment was $1.0 million and $1.2 million respectively, for three months ended July 31, 2008 and the three months ended July 31, 2007. The decrease in SG&A of $153,000 was principally due to the net effect of (i) a decrease of $92,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a reduction in corporate expense allocation offset by (iii) an increase of $28,000 in personnel and related cost and (iv) an increase of $33,000 for other SG&A costs.

SG&A attributable to the strategic communications services segment decreased $197,000 to $718,000 for the three months ended July 31, 2008 as compared to $915,000 for the three months ended July 31, 2007. The decrease in SG&A was due to (i) a decrease of $111,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a decrease of $29,000 for facility expenses as a consequence of the consolidation of certain facilities implemented in Fiscal 2008 and (iii) a decrease of $57,000 in personnel and related costs.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

SG&A for undistributed corporate expenses for the three months ended July 31, 2008 and July 31, 2007 was $340,000 and $252,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The increase in corporate SG&A of $88,000 for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 was due principally to the net effect of (i) higher professional fees from company advisors offset by (ii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility and (iii) a net decrease in personnel and related benefit expenses.

Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the three months ended July 31, 2008 and July 31, 2007, iDNA recorded a loss of $22,000 and earnings of $65,000, respectively, representing iDNA’s share of AFC’s net income (loss).

Summarized income statement data for AFC for the three months ended June 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007

Revenues	$1,043	$1,288

Operating costs	859	941
Depreciation and amortization	206	195
General and administrative expenses	22	21
	1,087	1,157
Net income (loss)	$(44)	$131

iDNA's proportionate share of net income (loss)	$(22)	$65

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

AFC’s revenues decreased $245,000 to $1.0 million for the three months ended June 30, 2008 as compared to $1.3 million for the three months ended June 30, 2007, principally as a result of the net effects of (i) a decrease of 24.0% in attendance period-to-period, (ii) a decrease of $43,000 in other, concession and café revenues offset by (iii) an increase of 6.3% in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Operating costs, as a percentage of revenue, increased 9.3% to 82.4% for the three months ended June 30, 2008, as compared to 73.1% for the three months ended June 30, 2007 due principally to (i) an increase in film rental expense of 1.6% and (ii) a decrease in revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses. In addition, film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.

Interest Expense: For the three months ended July 31, 2008 and 2007, iDNA incurred interest expense of $290,000 and $58,000, respectively. The increase of $232,000 in interest expense for the three month period ended July 31, 2008 as compared to the three month period ended July 31, 2007 is due principally to an increase in interest costs attributable to the Term Loan (defined below) consummated in November 2007.

Interest Abatement: As a consequence of the various terms of the Reduction Agreement, iDNA realized a reduction of interest expense from the abatement of previously accrued interest of $156,000 for the three months ended July 31, 2008.

Gain on Restructuring of Debt: As a consequence of the various terms of the Reduction Agreement, for the three months ended July 31, 2008, iDNA realized a gain of $9.0 million relating to the reduction of the Campus Group Purchase Price and the restructuring of the corresponding debt.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the three month periods ended July 31, 2008 and July 31, 2007. Additionally, iDNA is in the process of analyzing the final tax treatment associated with the Reduction Agreement however, based upon currently available information, iDNA believes that the gain on the Reduction Agreement is not a gain for tax purposes. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization. For the three months ended July 31, 2008, iDNA has charged to income tax expense $6,000 relating to estimated state and local income taxes.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Financial Condition and Results of Operations
Results from Operations for the Six Months Ended July 31, 2008 as Compared to the Six Months Ended July 31, 2007

The following table sets forth for the six months ended July 31, 2008 and 2007 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands). All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

			Strategic
	Information Services		Communications Services		Intersegment Elimination
	Six Months Ended		Six Months Ended		Six Months Ended
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008	2007

Revenues	$4,287	$4,642	$3,424	$1,840	$(62)	$(58)
Cost of revenues	2,676	2,784	2,282	1,840	(62)	(58)
Selling, general and
administrative expenses	2,191	2,367	1,453	1,846	-	-
Operating income (loss)	(581)	(516)	(310)	(1,846)	-	-
Depreciation and
amortization expense	271	437	123	362	-	-

			Undistributed
	Entertainment		Corporate Expenses		Consolidated
	Six Months Ended		Six Months Ended		Six Months Ended
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$7,649	$6,424
Cost of revenues	-	-	-	-	4,896	4,566
Selling, general and
administrative expenses	-	-	520	470	4,164	4,683
Operating income (loss)	214	336	8,141	(573)	7,464	(2,599)
Depreciation and
amortization expense	-	-	21	27	415	826

Revenues: Revenues increased $1.2 million to $7.6 million for the six months ended July 31, 2008 as compared to $6.4 million for the six months ended July 31, 2007.

Revenues attributed to the information services segment decreased $355,000 to $4.3 million for the six months ended July 31, 2008 as compared to $4.6 million for the six months ended July 31, 2007. The decrease in revenues was principally due to (i) a decline in electronic equipment sales of $261,000 and (ii) a decrease in the scope and size of projects completed during the six months ended July 31, 2008 as compared to the six months ended July 31, 2007.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Revenues attributed to the strategic communications services segment increased $1.6 million to $3.4 million for the six months ended July 31, 2008 as compared to $1.8 million for the six months ended July 31, 2007. The increase in revenues was principally due to an increase in the scope and size of projects completed during the six months ended July 31, 2008 as compared to the three months ended July 31, 2007.

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

Cost of Service Revenues: Cost of revenues for the six months ended July 31, 2008 and 2007 was $4.9 million and $4.6 million, respectively.

Cost of revenues attributed to the information services segment was $2.7 million for the six months ended July 31, 2008 as compared to $2.8 million for the six months July 31, 2007.

The gross profit realized by the information services segment for the six months ended July 31, 2008 and 2007 was $1.6 million and $1.9 million, respectively. The gross profit decrease of $247,000 for the six months ended July 31, 2008 as compared to the six months ended July 31, 2007 is due principally to the net effect of (i) a decrease in project margins for the period, (ii) a decrease of $32,000 in project overhead costs offset by (iii) a decrease in revenues. The gross margin for the six months ended July 31, 2008 decreased 2.4% to 37.6% as compared to 40.0% for the six months ended July 31, 2007, principally due to the net effect of (i) an increase of 2.4% associated with equipment sales due to a favorable product mix sold offset by (ii) an increase in direct project costs of 2.4% that resulted in lower project margins and (iii) an increase of 0.8% in indirect production overhead expenses as a percentage of revenues.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Cost of revenues attributable to the strategic communications segment increased $442,000 to $2.3 million for the six months ended July 31, 2008 as compared to $1.8 million for the six months ended July 31, 2007. The increase in the costs of revenues was principally due to an increase in revenues for the six months ended July 31, 2008 as compared to the six months ended July 31, 2007. The gross profit increase of $1.1 million for the six months ended July 31, 2008 as compared the six months ended July 31, 2007 was principally due to an increase in production projects completed during the period which utilized internal production staff and resources. The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs. As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”): SG&A for the six months ended July 31, 2008 and the six months ended July 31, 2007 was $4.2 million and $4.7 million, respectively.

SG&A attributed to the information services segment was $2.2 million and $2.4 million respectively, for six months ended July 31, 2008 and the six months ended July 31, 2007. The decrease in SG&A of $176,000 was principally due to the net effect of (i) a decrease of $184,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a decrease of $46,000 in personnel and related cost offset by (iii) an increase of $54,000 for other SG&A costs.

SG&A attributable to the strategic communications services segment decreased $393,000 to $1.4 million for the six months ended July 31, 2008 as compared to $1.8 million for the six months ended July 31, 2007. The decrease in SG&A was due to (i) a decrease of $222,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a decrease of $62,000 for facility expenses as a consequence of the consolidation of certain facilities implemented in Fiscal 2008 and (iii) a decrease of $109,000 in personnel and related costs.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

SG&A for undistributed corporate expenses for the six months ended July 31, 2008 and July 31, 2007 was $520,000 and $470,000, respectively. The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility. iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The increase in corporate SG&A of $50,000 for the six months ended July 31, 2008 as compared to the six months ended July 31, 2007 was due principally to the net effect of (i) higher professional fees from company advisors offset by (ii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility.

Income from AFC Investment: iDNA accounts for its investment in AFC using the equity method. For the six months ended July 31, 2008 and July 31, 2007, iDNA recorded income of $214,000 and $336,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the six months ended June 30, 2008 and 2007, respectively, is as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Revenues	$2,890	$3,288

Operating costs	2,015	2,157
Depreciation and amortization	403	390
General and administrative expenses	44	68
	2,462	2,615
Net income	$428	$673

iDNA's proportionate share of net income	$214	$336

iDNA, Inc. and Subidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

AFC’s revenues decreased $398,000 to $2.9 million for the six months ended June 30, 2008 as compared to $3.3 million for the six months ended June 30, 2007, principally as a result of the net effects of (i) a decrease of 17.5% in attendance period-to-period, (ii) a decrease of $63,000 in other, concession and café revenues offset by (iii) an increase of 6.2% in average ticket prices. The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors. Operating costs, as a percentage of revenue, increased 4.1% to 69.7% for the six months ended June 30, 2008, as compared to 65.6% for the six months ended June 30, 2007 due principally to (i) an increase in film rental expense of 0.6% and (ii) a decrease in revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses. In addition, film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold. AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.

Interest Expense: For the six months ended July 31, 2008 and 2007, iDNA incurred interest expense of $524,000 and $113,000, respectively. The increase of $411,000 in interest expense for the six month period ended July 31, 2008 as compared to the six month period ended July 31, 2007 is due principally to an increase in interest costs attributable to the Term Loan (defined below) consummated in November 2007.

Interest Abatement: As a consequence of the various terms of the Reduction Agreement, iDNA realized a reduction of interest expense from the abatement of previously accrued interest of $156,000 for the six months ended July 31, 2008.

Gain on Restructuring of Debt: As a consequence of the various terms of the Reduction Agreement, for the six months ended July 31, 2008, iDNA realized a gain of $9.0 million relating to the reduction of the Campus Group Purchase Price and the restructuring of the corresponding debt.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the six month periods ended July 31, 2008 and July 31, 2007. Additionally, iDNA is in the process of analyzing the final tax treatment associated with the Reduction Agreement however, based upon currently available information, iDNA believes that the gain on the Reduction Agreement is not a gain for tax purposes. iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization. For the six months ended July 31, 2008, iDNA has charged to income tax expense of $12,000 relating to estimated state and local income taxes.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”). Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis. At July 31, 2008, the “prime rate” was 5.0%. The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement. At July 31, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement. At July 31, 2008, the principal balance of the Term Loan was $3.9 million. The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”). The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations. iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI. At July 31, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and accrued interest obligations of $12,000.

As of January 31, 2008, OTI did not meet certain minimum financial performance criterion and, as a consequence, (i) iDNA retained an option to reduce the purchase price in an amount estimated between $206,000 and $412,000 and (ii) for the three and six months ended July 31, 2008 no interest was incurred under the OTI Promissory Notes. iDNA has not exercised its option to reduce the purchase price for its acquisition of OTI as of September 12, 2008 and no adjustment to the OTI Promissory Notes was recorded at July 31, 2008. Prospectively, interest may accrue pursuant to the terms of the OTI Promissory Notes once the minimum operating cash flow thresholds are achieved.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At July 31, 2008, the remaining balance of the SBA Loan of $286,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum. OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI’s assets and payment thereunder is subject to the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment. The capital lease bears an implied interest rate of 10% and is payable in monthly installments with the last payment due in July 2009. At July 31, 2008, the remaining balance due under the capital lease was $35,000.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000. The auto loan is repayable in monthly installments of $755 with the last payment due February 2011. The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan. At July 31, 2008, the principal balance of the auto loan was $21,000.

In July 2008, as set forth in the Reduction Agreement, iDNA (i) assumed certain obligations to redeem or repurchase from the Stockholders their Issued Shares and (ii) granted to the Stockholders certain rights to sell (or “put”) the Issued Shares to iDNA. iDNA is required to semi-annually offer to redeem certain Issued Shares from the Stockholders at the rate of $2.00 per share for a maximum total redemption payment equal to the excess (if any) of certain minimum operating cash flow thresholds of the Campus Group for the period from August 1, 2008 through July 31, 2013. At any time, the Stockholders are free to (i) accept or decline iDNA’s offer to redeem or repurchase the Issued Shares and (ii) sell, redeem, transfer or otherwise dispose of the Issued Shares to third parties.

Pursuant to the Reduction Agreement, iDNA also granted to the Stockholders the right, subject to certain criteria, to sell (or “put”) to iDNA, and require iDNA to purchase from the Stockholders, any or all of the Issued Shares (exclusive of all Excluded Shares) at the rate of $2.00 per share during the period October 31, 2013 through November 15, 2013 (the “Put Right”). However, the Put Right shall not be exercisable if one or more of the Stockholders shall have received (or be deemed to have received) aggregate consideration of at least five million dollars ($5,000,000) on account of or with respect to the sale, transfer, redemption or other disposition of some or all of the Issued Shares.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations - continued

As a consequence of the iDNA’s redemption obligation of the Issued Shares under the terms of the Reduction Agreement, at July 31, 2008 iDNA recorded a $3.1 million obligation for the fair value of the redemption obligation. Prospectively, the fair value of the redemption obligation is subject to adjustment each reporting period as a consequence of changes, if any, to (i) the number of Issued Shares (exclusive of all Excluded Shares) held by the Stockholders at the end of a period, (ii) actual redemption accepted or declined, by the Stockholders and/or (iii) sales of Issued Shares to third parties.

In order to secure its obligations to the Stockholders under the Reduction Agreement, iDNA has (i) pledged to the Stockholders all of iDNA’s right, title and interest in and to all of the capital stock of the Campus Group held by iDNA and (ii) caused the Campus Group to guaranty such obligations, with such guaranty to be secured by the assets of the Campus Group.

For the six months ended July 31, 2008, iDNA’s cash and cash equivalents increased $392,000 due principally to the net effects of (i) proceeds from the sale of marketable securities of $1.2 million, (ii) AFC distributions of $600,000 offset by (iii) cash flows used in operations of $804,000, (iv) capital expenditures of $147,000, and (v) the repayment of debt and fees of $453,000.

Prior to the Term Loan, iDNA had limited external sources of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC. iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities. At July 31, 2008, iDNA had unrestricted cash of $561,000 and investments in trading securities of $225,000 which together with any cash flow derived from its investment in AFC and the operations of iDNA’s corporate communications business will be used to pursue such opportunities and reduce debt.

iDNA believes that its available cash and cash equivalents and investments in trading securities totaling $786,000 at July 31, 2008 and any cash distributions from its investment in AFC and cash flow from operations will be sufficient to pay operating expenses, existing liabilities, fund existing debt repayments and fund its activities through the next twelve months as iDNA explores new strategic business alternatives. However, as previously discussed, iDNA’s lack of external financing sources may limit its ability to pursue strategic business alternatives being considered by iDNA’s Board of Directors. Such limitations may have an adverse impact on iDNA’s financial position, results of operations and liquidity.

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

Not applicable

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

ARAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred. These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors. The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost. As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC. iDNA’s self-insurance liability at July 31, 2008 and January 31, 2008 was $142,000 and $172,000, respectively.

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

Item 1A.	Risk Factors.

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Such description is incorporated by reference to the Current Report of iDNA on Form 8-K dated July 15, 2008.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

iDNA held its annual meeting of shareholders on July 30, 2008. The following matters were voted upon and approved by the shareholders:

		Votes
						Broker
		For	Against	Withheld	Abstained	Non-Votes

1	To elect directors of the Company to serve until the
	next annual meeting of stockholders
	James M. Augur	5,979,299	-	874,008	-	-
	John A. Gleason	5,982,199	-	871,108	-	-
	James McNamara	5,975,897	-	877,410	-	-
	Donald Shek	5,982,299	-	871,008	-	-
	Henry Y. L. Toh	5,982,199	-	871,108	-	-

2	To ratify the appointment of Grant Thornton LLP as
	independent registered public accountants for Fiscal 2009	6,592,986	87,326	-	172,993	-

3	To consider and act upon a proposal to ratify and approve
	an amendment to our 2005 Equity Compensation Plan
	to increase the number of shares issuable thereunder by
	one million (1,000,000) shares	1,632,676	513,397	-	32,822	4,674,412

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

Exhibit		Page
Number	Title of Exhibit	Number
3.1	Second Amended and Restated Certificate of Incorporation of the
Company (incorporated by reference to Exhibit 99.1 to the
Company’s Current Report on Form 8-K filed with the SEC on
	November 4, 2005, SEC File No. 1-11601).	N/A

3.2	Second Amended and Restated By-Laws of the Company dated as
of November 4, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on
	November 4, 2005, SEC File No. 1-11601).	N/A

4.1	Certificate of Designation Preferences and Rights of Series D Junior
Participating Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K
	filed with the SEC on October 9, 2001, SEC File No. 1-11601).	N/A

4.2	Specimen Stock Certificate - of the Company’s Common Stock
(incorporated by reference to Exhibit 4(c) to the Company’s
Annual Report on Form 10-K for the fiscal year ended
January 31, 1996, filed with the SEC on April 25, 1996,
	SEC File No. 1-11601).	N/A

4.3	Rights Agreement, dated as of September 26, 2001, by and between the Company and American Stock Transfer & Trust Company,
including the form of Certificate of Designation, Preferences and Rights for the Series D Junior Participating Preferred Stock
attached as Exhibit “A”, the form of Rights Certificate attached as
Exhibit “B” and the Summary of Rights to Purchase Preferred
Stock attached as Exhibit “C” (incorporated by reference to
Exhibit 4.1 to the Company’s Current Report on Form 8-K,
	filed with the SEC on October 9, 2001, SEC File No. 1-11601).	N/A

31.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,
	As adopted pursuant to Section 302 of the Sarbanes-Oxley Act	49

31.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,
	As adopted pursuant to Section 302 of the Sarbanes-Oxley Act	50

32.1	Certification of Principal Executive Officer Pursuant to
Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002	51

32.2	Certification of Principal Financial Officer Pursuant to
Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002	52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDNA, INC.

Date: September 16, 2008	By:	/s/ James J. McNamara
James J. McNamara
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: September 16, 2008	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Financial Officer, Secretary and Treasurer (principal accounting and financial officer)