Form 10-Q
period 2008-10-31
iDNA, Inc.
filed 2008-12-22
CIK 1004981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 19, 2008
Common Stock, $0.05 par value	13,085,864

iDNA, Inc. and Subsidiaries

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
iDNA, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	October 31,	January 31,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$78	$169
Restricted cash (Note 1)	147	147
Investment in trading securities (Note 1)	-	1,421
Accounts receivable, net of allowance of $71 and $75, respectively (Note 1)	1,489	1,453
Income taxes refundable	19	19
Inventory (Note 1)	132	165
Prepaid expenses	269	444
Other current assets	76	90
Total current assets	2,210	3,908

Property and equipment, net of accumulated depreciation of $3,855 and $3,325, respectively (Note 1)	1,709	2,102
Investment in AFC (Note 2)	6,958	7,129
Other assets	145	414
	$11,022	$13,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current maturities of long term obligations (Notes 3 and 4)	$1,000	$1,123
Accounts payable	2,314	1,220
Deferred revenue (Note 1)	1,324	1,552
Self-insurance claims (Note 5)	142	172
Other liabilities	885	1,324
Total current liabilities	5,665	5,391

Long term obligations (Notes 3 and 4)	3,953	13,373
Convertible promissory note (Note 4)	-	2,825
Accrued income taxes, long term	628	610
Redeemable common stock - issued 2,500,000 shares (Note 4)	3,215	-
	13,461	22,199

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	-	-
Common stock - $.05 par value, authorized 50,000,000 shares, issued 37,449,589 and 39,949,589 shares, respectively (Note 4)	1,872	1,997
Additional paid-in capital	175,780	175,537
Retained deficit	(160,274)	(164,076)
Deferred compensation	-	(18)
Treasury stock, at cost, 26,863,725 and 29,938,725 shares, respectively	(19,817)	(22,086)
Total stockholders' equity (deficit)	(2,439)	(8,646)
	$11,022	$13,553

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Revenues (Note 1)	$2,375	$5,070	$10,024	$11,494

Cost of revenues (Note 1)	1,926	2,501	6,822	7,067

Gross profit	449	2,569	3,202	4,427

Selling, general and administrative	1,769	2,390	5,933	7,073

Income (loss) from operations	(1,320)	179	(2,731)	(2,646)

Other income (expense):
Income from AFC investment (Note 2)	215	148	429	484
Interest income	-	1	3	4
Interest expense (Note 3)	(258)	(59)	(783)	(172)
Interest expense abatement (Note 4)	-	-	156	-
Gain on restructuring of debt (Note 4)	-	-	9,026	-

Income (loss) from continuing operations before income taxes	(1,363)	269	6,100	(2,330)

Benefit (provision) for income taxes	(6)	(14)	(18)	(18)

Income (loss) from continuing operations	(1,369)	255	6,082	(2,348)

Income from discontinued operations, net of tax	-	-	2	8

Net income (loss)	(1,369)	255	6,084	(2,340)

Accretion of discount on redeemable common stock (Note 4)	94	-	94	-

Net income (loss) applicable to common stock	$(1,463)	$255	$5,990	$(2,340)

Basic and diluted income (loss) per share
Continuing operations	$(.13)	$.03	$.58	$(.24)
Discontinued operations	-	-	-	-
Net income (loss) per share	$(.13)	$.03	$.58	$(.24)

Weighted average number of shares outstanding Basic and diluted	10,586	9,955	10,410	9,924

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
Nine Months Ended October 31, 2008
(in thousands, except share data)
(unaudited)

	Preferred Stock		Common Stock		Additional			Deferred		Comprehensive
		Par		Par	Paid-In	Retained	Treasury	Compensation		Income
	Shares	Value	Shares	Value	Capital	Deficit	Stock	Expense	Total	(Loss)

Balance at
January 31, 2008	-	$-	39,949,589	$1,997	$175,537	$(164,076)	$(22,086)	$(18)	$(8,646)
Net income						6,084			6,084	$6,084
Accretion on redeemable common stock						(94)			(94)
Share-based compensation expense					118				118
Treasury stock issued						(344)	425		81
Issuance of common stock from treasury for restructuring debt (Note 4)			(2,500,000)	(125)	125	(1,844)	1,844		-
Deferred compensation expense								18	18

Comprehensive income (loss)										$6,084

Balance at October 31, 2008	-	$-	37,449,589	$1,872	$175,780	$(160,274)	$(19,817)	$-	$(2,439)

See accompanying notes to condensed consolidated financial statements.

iDNA, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$6,084	$(2,340)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on restructuring of debt	(9,026)	-
Depreciation and amortization	550	1,233
Non-cash interest	278	-
Income from AFC investment	(429)	(484)
Share-based compensation expense	199	211
Stock issued as compensation for services rendered	-	128
Amortization of deferred compensation expense	18	17
Loss on disposal of assets	-	10

Changes in operating assets and liabilities:
Accounts receivable	(36)	(680)
Accrued income tax/refundable	18	(17)
Accounts payable	1,094	201
Deferred revenue	(228)	882
Self insurance claims	(30)	-
Other operating assets and liabilities, net	(73)	94
Net cash used in operating activities	(1,581)	(745)

Cash flows from investing activities:
Proceeds from AFC distributions	600	750
Proceeds from sale of marketable securities	1,421	-
Purchase of other property and equipment	(157)	(97)
Net cash provided by investing activities	1,864	653

Cash flows from financing activities:
Proceeds from issuance of a promissory note	100	-
Proceeds from exercise of stock options	-	14
Payments of loan origination fees	(43)	-
Payments on debt, notes payable and capital lease	(431)	(179)
Net cash used in financing activities	(374)	(165)

Increase (decrease) in cash and cash equivalents	(91)	(257)
Cash and cash equivalents at beginning of period	169	548
Cash and cash equivalents at end of period	$78	$291

Supplemental disclosures of cash flow information:
Interest paid	$225	$175
Income taxes paid	$-	$17

See accompanying notes to condensed consolidated financial statements

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

The accompanying consolidated financial statements have been prepared assuming that iDNA will continue as a going concern. iDNA has incurred recurring losses from continuing operations through Fiscal 2008 and has negative working capital at October 31, 2008.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should iDNA be unable to continue as a going concern.  iDNA’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional equity or debt financing or refinancing as may be required, increase revenues and reduce costs ultimately to establish profitable operations or through monetizing or the sale of assets.  If iDNA is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and/or actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

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

The accompanying unaudited condensed consolidated financial statements have not been reviewed by iDNA’s Independent Registered Public Accounting Firm due to independence constraints resulting from an accumulation of unpaid fees. iDNA is currently working with its auditors to establish a mutually acceptable payment program and upon agreement, the auditors will perform a review and iDNA will amend this current report.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with iDNA’s consolidated financial statements, including the notes thereto, appearing in iDNA’s Annual Report on Form 10-K for the year ended January 31, 2008. The results of operations for the three months and nine months ended October 31, 2008 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Investments in Trading Securities
iDNA’s investment in trading securities was comprised of an investment in a mutual fund which invests in highly liquid, AAA fixed income securities.  iDNA’s investment in trading securities was carried at fair market value at January 31, 2008.  Unrealized gains or losses on trading securities are credited or charged to operations.  Interest and dividends earned on the investment are recorded as interest income.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

Revenues
iDNA’s revenues are earned within short time periods, generally less than one week.  iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered.  Deposits and other prepayments are recorded as deferred revenue until revenue is recognized.  iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast.  Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete.  Deferred production costs of $76,000 and $90,000, respectively, are reported as other current assets at October 31, 2008 and January 31, 2008.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment.  Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped.  iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment.  Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage.  For the three months ended October 31, 2008 and 2007, electronic equipment sales were $420,000 and $560,000, respectively.  For the nine months ended October 31, 2008 and 2007, electronic equipment sales were $1.2 million and $1.6 million, respectively.

Cost of Revenues
Cost of revenues consists of direct expenses specifically associated with client service revenues.  The cost of revenues includes direct salaries and benefits, purchased products or services for clients, web hosting, support services, shipping and delivery costs.

Research and Development Costs
Research and development costs are comprised principally of personnel costs incurred for enhancements, modifications, updates, service and support expenditures for iDNA’s proprietary software.  Research and development costs are charged to operations as incurred and are included as a component of costs of revenues.  iDNA charged $82,000 and $96,000, respectively, to research and development expense for the three months ended October 31, 2008 and 2007.  iDNA charged $297,000 and $305,000, respectively, to research and development expense for the nine months ended October 31, 2008 and 2007.

Restricted Cash
In June 2006, iDNA obtained a letter of credit in an amount of $147,000 that was issued in favor of the landlord of iDNA’s new New York headquarters. The letter of credit is collateralized by an interest bearing money market account in the same amount. Therefore, $147,000 is classified as restricted cash as of October 31, 2008 and January 31, 2008.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is iDNA’s best estimate of the amount of probable credit losses in iDNA's existing accounts receivable.  iDNA determines the allowance based on analysis of historical bad debts, client concentrations, client credit-worthiness and current economic trends.  iDNA reviews its allowance for doubtful accounts quarterly.  Past-due balances over 90 days and specified other balances are reviewed individually for collectability.  All other balances are reviewed on an aggregate basis.  Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  iDNA does not have any off-balance sheet credit exposure related to its clients.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies - continued

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for impairment.  As a consequence of the testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows.  As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively, resulting in the reduction of the carrying value of all goodwill and other intangible assets to zero.  Prior to the impairment charge during the fourth quarter of Fiscal 2008, iDNA charged to operations $202,000 and $607,000, respectively, for the amortization of these intangibles for the three months and nine months ended October 31, 2007.

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

In accordance with the provisions of FIN 48, upon its adoption as of February 1, 2007,  iDNA recorded an adjustment to retained deficit of $329,000, inclusive of interest, to reflect potential liabilities for iDNA’s uncertain tax positions, inclusive of interest.  iDNA recognizes interest and penalties associated with uncertain tax positions as a component of tax expense (benefit).  For the three months and nine months ended October 31, 2008, iDNA charged to operations $6,000 and $18,000, respectively, for income taxes.

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

Stock-Based Compensation
Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005.  iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption.  The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123.  iDNA charged to operations $37,000 and $60,000, respectively, for share-based compensation for the three months ended October 31, 2008 and 2007.  iDNA charged to operations $199,000 and $211,000, respectively, for share-based compensation for the nine months ended October 31, 2008 and 2007.

Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock, exclusive of Common Stock subject to redemption (see Note 4), outstanding for the period.  Dilutive earnings per share for all periods presented is the same as basic earnings per share due to (i) the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on income (loss) per share for the three months and nine months ended October 31, 2008 and 2007 or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended October 31, 2008 and 2007, there were no Common Stock Equivalents excluded from the earnings per share computation due to their dilutive effect.  For the nine months ended October 31, 2008 and 2007, there were 0 and 39,711 Common Stock Equivalents, respectively, excluded from the earnings per share computation due to their dilutive effect.

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

FASB Staff Position 142-3
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008.  iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

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

iDNA uses the equity method to account for its investment in AFC.  AFC uses a December 31 year-end for financial reporting purposes.  iDNA reports on a January 31 year-end, and for its fiscal quarters ending April 30, July 31, October 31 and January 31 records its pro-rata share of AFC’s earnings on the basis of AFC’s fiscal quarters ending March 31, June 30, September 30 and December 31, respectively.  For the three months ended October 31, 2008 and 2007, iDNA recorded income of $215,000 and $148,000, respectively, representing its share of AFC’s net income.  For the nine months ended October 31, 2008 and 2007, iDNA recorded income of $429,000 and $484,000, respectively, representing its share of AFC’s net income.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Investment in AFC – continued

Summarized income statement data for AFC for the three months and nine months ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$1,922	$1,408	$4,812	$4,696

Operating costs	1,271	895	3,286	3,053
Depreciation and amortization	201	195	604	585
General and administrative expenses	20	22	64	90
	1,492	1,112	3,954	3,728
Net income	$430	$296	$858	$968

iDNA's proportionate share of net income	$215	$148	$429	$484

Note 3 – Current and Long Term Obligations

On November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”).  Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis.  At October 31, 2008, the “prime rate” was 4.0%.  The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement.  At October 31, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement.  At October 31, 2008, the principal balance of the Term Loan was $3.9 million.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations – continued

In connection with the consummation of the Term Loan, as required by the Loan Agreement, iDNA issued warrants to Silar and a consultant (the “Warrants”) to purchase 1.5 million and 60,000 shares, respectively, of iDNA’s Common Stock at an exercise price of $0.27 per share.  The number of shares issuable upon exercise of the Warrants is subject to customary adjustment in the event of a stock dividend, stock split, reverse stock split or similar event and is furthermore subject to a weighted-average antidilution protection in the event that iDNA issues additional shares of Common Stock for consideration less than the existing exercise price under the Warrants.  Additionally, pursuant to the Warrants, the holder thereof has been granted (subject to certain conditions, including the reimbursement of iDNA’s costs) three demand registration rights for the underlying shares of Common Stock, as well as unlimited piggyback registration rights for such shares of Common Stock.  The fair value of the Warrants at the date of grant was $339,000.  At October 31, 2008, the unamortized fair value of the Warrants issued in the amount of $198,000 was recorded as a reduction of the principal on the Term Loan.  iDNA charges to interest expense the fair value of the Warrants over the expected three year term of the Term Loan.  For the three months and nine months ended October 31, 2008, iDNA charged to interest expense $33,000 and $107,000, respectively, for the fair value of the Warrants.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000.  The auto loan is repayable in monthly installments of $755 with the last payment due February 2011.  The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan.  At October 31, 2008, the principal balance of the auto loan was $20,000.

In October 2008, iDNA consummated a loan agreement and issued a promissory note to a director of iDNA in an aggregate principal amount of $100,000 (the “Promissory Note”).  Interest accrues on the Promissory Note at a per annum rate of, 12.25%, and is payable by iDNA on a monthly basis. The Promissory Note matures on March 1, 2010.  The proceeds from the loan were used for working capital purposes.

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”).  The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations.  iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI.  At October 31, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and accrued interest obligations of $12,000.

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations – continued

As of January 31, 2008, OTI did not meet certain minimum financial performance criterion and, as a consequence, (i) iDNA retained an option to reduce the purchase price in an amount estimated between $206,000 and $412,000 and (ii) for the three months and nine months ended October 31, 2008 no interest was incurred under the OTI Promissory Notes.  iDNA has not exercised its option to reduce the purchase price for its acquisition of OTI as of December 19, 2008 and no adjustment to the OTI Promissory Notes was recorded at October 31, 2008.  Prospectively, interest may accrue pursuant to the terms of the OTI Promissory Notes once the minimum operating cash flow thresholds are achieved.

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”). At October 31, 2008, the remaining balance of the SBA Loan of $278,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017.  The SBA Loan bears interest at the rate of 4% per annum.  OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI’s assets and the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment.  The capital lease bears an implied interest rate of 10% and is payable in monthly installments with the last payment due in July 2009.  At October 31, 2008, the remaining balance due under the capital lease was $27,000. The accumulated depreciation for the underlying equipment pursuant to the capital lease was $82,000 and $48,000, respectively, at October 31, 2008 and January 31, 2008.

The components of long term obligations at October 31, 2008 are as follows (in thousands):

Amounts
Auto loan	$19
Capital leases	27
Promissory note	100
SBA loan	278
Term Loan	3,674
OTI promissory notes	855
4,953
Less current maturities	(1,000)

Long-term obligations	$3,953

iDNA, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Current and Long Term Obligations – continued

iDNA’s current maturities and long term obligations at October 31, 2008 are as follows (in thousands):

Amounts
2009	$1,002
2010	1,389
2011	2,475
2012	32
2013	32
Thereafter	124
5,054
Less - unamortized debt discount	(198)
Less - capital lease interest	(3)
$4,853

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Gain on Restructuring of Debt and Issuance of Shares of Common Stock Subject to Redemption - continued

Pursuant to the Reduction Agreement, iDNA also granted to the Stockholders the right, subject to certain criteria, to sell (or “put”) to iDNA, and require iDNA to purchase from the Stockholders, any or all of the Issued Shares (exclusive of all Excluded Shares) at the rate of $2.00 per share during the period October 31, 2013 through November 15, 2013 (the “Put Right”).  However, the Put Right shall not be exercisable if one or more of the Stockholders shall have received (or be deemed to have received) aggregate consideration of at least five million dollars ($5,000,000) on account of or with respect to the sale, transfer, redemption or other disposition of some or all of the Issued Shares. At July 31, 2008, iDNA recorded a $3.1 million obligation representing the fair value of the future redemption obligation for the Issued Shares (exclusive of all Excluded Shares).  The following sets forth the changes in the redemption obligation for the three months ended October 31, 2008 (in thousands):

	Shares	Amount
Issuance of redeemable Common Stock for restructuring of debt	2,500,000	$3,121
Accretion of discount to redemption price		94

Balance at October 31, 2008	2,500,000	$3,215

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
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Gain on Restructuring of Debt and Issuance of Shares of Common Stock Subject to Redemption – continued

As a consequence of the various terms of the Reduction Agreement, iDNA (i) realized a gain of $9.0 million for the restructuring of debt, (ii) recorded a $3.1 million obligation for the fair value of the redemption obligation for the Issued Shares and (iii) realized the abatement of previously accrued interest of $156,000 for the nine months ended October 31, 2008.  Prospectively, the fair value of the redemption obligation is subject to adjustment each reporting period as a consequence of changes, if any, to (i) the number of Issued Shares (exclusive of all Excluded Shares) held by the Stockholders at the end of a period, (ii) actual redemption accepted or declined, by the Stockholders and/or (iii) sales of Issued Shares to third parties.

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

iDNA is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations.  iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred.  These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors.  The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.  As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.  iDNA’s self-insurance liability at October 31, 2008 and January 31, 2008 was $142,000 and $172,000, respectively.

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

iDNA evaluates the performance of its segments and allocates resources based on revenues and operating income.  The table below presents the information about reportable segments for continuing operations used by iDNA’s chief operating decision-makers for the three months ended and nine months ended October 31, 2008 and 2007.  Prior financial periods have been conformed to the current presentation (in thousands):

		Strategic		Undistributed
	Information	Communications		Corporate	Intersegment
	Services	Services	Entertainment	Expenses	Elimination	Total
Three Months Ended October 31, 2008
Revenues	$1,660	$716	$-	$-	$(1)	$2,375
Operating income (loss)	(712)	(683)	215	(183)	-	(1,363)
Depreciation and amortization expense	103	22	-	11	-	136
Capital expenditures	10	-	-	-	-	10

Three Months Ended October 31, 2007
Revenues	$2,432	$2,729	$-	$-	$(91)	$5,070
Operating income (loss)	47	365	148	(291)	-	269
Depreciation and amortization expense	219	177	-	11	-	407
Capital expenditures	9	28	-	2	-	39

Nine Months Ended October 31, 2008
Revenues	$5,947	$4,140	$-	$-	$(63)	$10,024
Operating income (loss)	(1,293)	(993)	429	7,957	-	6,100
Depreciation and amortization expense	373	145	-	32	-	550
Capital expenditures	131	6	-	20	-	157

Nine Months Ended October 31, 2007
Revenues	$7,074	$4,568	$-	$-	$(148)	$11,494
Operating income (loss)	(469)	(1,481)	484	(864)	-	(2,330)
Depreciation and amortization expense	656	539	-	38	-	1,233
Capital expenditures	48	43	-	6	-	97

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

Pursuant to the Reduction Agreement, iDNA also granted to the Stockholders the right, subject to certain criteria, to sell (or “put”) to iDNA, and require iDNA to purchase from the Stockholders, any or all of the Issued Shares (exclusive of all Excluded Shares) at the rate of $2.00 per share during the period October 31, 2013 through November 15, 2013 (the “Put Right”).  However, the Put Right shall not be exercisable if one or more of the Stockholders shall have received (or be deemed to have received) aggregate consideration of at least five million dollars ($5,000,000) on account of or with respect to the sale, transfer, redemption or other disposition of some or all of the Issued Shares.  iDNA recorded a $3.1 million obligation as of July 31, 2008 representing the fair value of the future redemption obligation for the Issued Shares (exclusive of all Excluded Shares) and recorded $94,000 for the accretion of discount to redemption price for the three months ended October 31, 2008.

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

As a consequence of the various terms of the Reduction Agreement, iDNA (i) realized a gain of $9.0 million for the restructuring of debt, (ii) recorded a $3.1 million obligation for the fair value of the redemption obligation for the Issued Shares and (iii) realized the abatement of interest of $156,000 for the nine months ended October 31, 2008.  Prospectively, the fair value of the redemption obligation is subject to adjustment each reporting period as a consequence of changes, if any, to (i) the number of Issued Shares (exclusive of all Excluded Shares) held by the Stockholders at the end of a period, (ii) actual redemption accepted or declined, by the Stockholders and/or (iii) sales of Issued Shares to third parties.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Critical Accounting Policies

The unaudited condensed consolidated financial statements have not been reviewed by iDNA’s Independent Registered Public Accounting Firm due to independence constraints resulting from an accumulation of unpaid fees. iDNA is currently working with its auditors to establish a mutually acceptable payment program and upon agreement, the auditors will perform a review and iDNA will amend this current report.

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

The consolidated financial statements have been prepared assuming that iDNA will continue as a going concern. iDNA has incurred recurring losses from continuing operations through Fiscal 2008 and has negative working capital at October 31, 2008.   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should iDNA be unable to continue as a going concern.  iDNA’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional equity or debt financing or refinancing as may be required, increase revenues and reduce costs ultimately to establish profitable operations or through monetizing or the sale of assets.  If iDNA is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and/or actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Revenues:  iDNA’s revenues are earned within short time periods, generally less than one week.  iDNA recognizes revenue from its strategic communications segment, including the video production, video editing, meeting services and broadcast satellite or webcast services, and its information services segment when the services are complete and delivered or all technical services have been rendered.  Deposits and other prepayments are recorded as deferred revenue until revenue is recognized.  iDNA does not have licensing or other arrangements that result in additional revenues following the delivery of the video or a broadcast.  Costs accumulated in the production of the video, meeting services or broadcasts are deferred until the sale and delivery are complete.  Deferred production costs of $76,000 and $90,000, respectively, are reported as other current assets at October 31, 2008 and January 31, 2008.

iDNA recognizes revenue from the sale of electronic equipment, proprietary software and related components at the time of shipment.  Deposits and other prepayments received prior to shipment are recorded as deferred revenue until the electronic equipment and related software are shipped.  iDNA has licensing and technical support arrangements for future software enhancements and upgrades for technical support for previously delivered electronic equipment.  Revenues derived from licensing and technical support are recognized over the term of the licensing and technical support period, which generally are sold in increments of one year of coverage.  For the three months ended October 31, 2008 and 2007, electronic equipment sales were $420,000 and $560,000, respectively.  For the nine months ended October 31, 2008 and 2007, electronic equipment sales were $1.2 million and $1.6 million, respectively.

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

At January 31, 2008, the goodwill for each of iDNA’s business segments (information services and strategic communications services) was tested for impairment.  As a consequence of the testing, iDNA determined that the carrying value of both its information services and its strategic communications services business segments exceeded their fair value, which was estimated based upon the present value of each reporting units expected future cash flows.  As a consequence, iDNA charged to operations an aggregate of $8.0 million for the estimated impairment of goodwill and other intangible assets relating to (i) its information services segment in the amount of $5.9 million, and (ii) strategic communication services segment in the amount of $2.1 million, respectively, resulting in the carrying value of all goodwill and other intangible assets being reduced to zero.  Prior to the impairment charge during the fourth quarter of Fiscal 2008, iDNA charged to operations $202,000 and $607,000 for the amortization of these intangibles for the three months and nine months ended October 31, 2007.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

ARAC is the subject to certain self-insurance claims and associated litigation expenses relating to its discontinued automobile rental operations. iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred.  These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors.  The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.  As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.   iDNA’s self-insurance liability at October 31, 2008 and January 31, 2008 was $142,000 and $172,000, respectively.

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

Stock-Based Compensation:  Effective February 1, 2006, iDNA adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005.  iDNA elected the prospective method of adopting SFAS No. 123(R) which requires that compensation expense be recorded over the remaining periods for what would have been the remaining fair value under SFAS No. 123 of all unvested stock options and restricted stock at the beginning of the first quarter of adoption.  The compensation costs for that portion of awards is based on the grant-date fair value of the awards as calculated for pro forma disclosures under SFAS No. 123.  iDNA charged to operations $37,000 and $60,000, respectively, for share-based compensation for the three months ended October 31, 2008 and 2007.  iDNA charged to operations $199,000 and $211,000, respectively, for share-based compensation for the nine months ended October 31, 2008 and 2007.

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

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended October 31, 2008 as Compared to the Three Months Ended October 31, 2007

The following table sets forth for the three months ended October 31, 2008 and 2007 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands).  All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

			Strategic
	Information Services		Communications Services		Intersegment Elimination
	Three Months Ended		Three Months Ended		Three Months Ended
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008	2007

Revenues	$1,660	$2,432	$716	$2,729	$(1)	$(91)
Cost of revenues	1,253	1,325	674	1,267	(1)	(91)
Selling, general and
administrative expenses	1,119	1,060	725	1,097	-	-
Operating income (loss)	(712)	47	(683)	365	-	-
Depreciation and
amortization expense	103	219	22	177	-	-

			Undistributed
	Entertainment		Corporate Expenses		Consolidated
	Three Months Ended		Three Months Ended		Three Months Ended
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$2,375	$5,070
Cost of revenues	-	-	-	-	1,926	2,501
Selling, general and
administrative expenses	-	-	(75)	233	1,769	2,390
Operating income (loss)	215	148	(183)	(291)	(1,363)	269
Depreciation and
amortization expense	-	-	11	11	136	407

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Revenues:  Revenues decreased $2.7 million to $2.4 million for the three months ended October 31, 2008 as compared to $5.1 million for the three months ended October 31, 2007.  Beginning with the three month period ended October 31, 2008 a decline in revenues was realized within each of iDNA’s business segments principally as a consequence of client meeting cancellations and postponements, budget reductions and event deferments as a result of the contracting domestic economy.  The limited credit environment, contracting economy and general economic uncertainty has adversely affected client budgets and/or timing for corporate meetings and events.   Several larger programs initially scheduled for the third and fourth quarter of Fiscal 2008 have been rescheduled to first and second quarter of Fiscal 2009.

Revenues attributed to the information services segment decreased $772,000 to $1.7 million for the three months ended October 31, 2008 as compared to $2.4 million for the three months ended October 31, 2007. The decrease in revenues was principally due to (i) a reduction in the size, scope and number of corporate meetings and events of $632,000 and (ii) a decline in electronic equipment sales of $140,000 during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007.

Revenues attributed to the strategic communications services segment decreased $2.0 million to $716,000 for the three months ended October 31, 2008 as compared to $2.7 million for the three months ended October 31, 2007.  The decrease in revenues was principally due to a decrease in the scope, size and number of projects completed during the three months ended October 31, 2008 as compared to the three months ended October 31, 2007.

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

Cost of Service Revenues:  Cost of revenues for the three months ended October 31, 2008 and 2007 was $1.9 million and $2.5 million, respectively.

Cost of revenues attributed to the information services segment was $1.2 million for the three months ended October 31, 2008 as compared to $1.3 million for the three months October 31, 2007.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

The gross profit realized by the information services segment for the three months ended October 31, 2008 and 2007 was $407,000 and $1.1 million, respectively.  The gross profit decrease of $700,000 for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 is due principally to the lower margins for the period on projects completed and for the sale of equipment.  The gross margin for the three months ended October 31, 2008 decreased 21.0% to 24.5% as compared to 45.5% for the three months ended October 31, 2007, principally due to (i) a decrease in project size and scope resulting in lower margins, (ii) decline in pricing and volume of equipment sales, and (iii) as a consequence of lower revenues, the under-absorption of project overhead as a percentage of revenues.

Cost of revenues attributable to the strategic communications segment decreased $593,000 to $674,000 for the three months ended October 31, 2008 as compared to $1.3 million for the three months ended October 31, 2007.  The decrease in the costs of revenues was principally due to a decrease in revenues for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007.  The gross profit realized by the strategic communications segment for the three months ended October 31, 2008 and 2007 was $42,000 and $1.5 million, respectively. The gross profit decrease of $1.4 million for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 was principally due to a decrease in production projects completed during the period which utilized internal production staff and resources.  The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs.  As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”):  SG&A for the three months ended October 31, 2008 and the three months ended October 31, 2007 was $1.8 million and $2.4 million, respectively.

SG&A attributed to the information services segment was $1.1 million and $1.1 million respectively, for three months ended October 31, 2008 and the three months ended October 31, 2007.    The increase in SG&A of $59,000 was principally due to the net effect of (i) a decrease of $116,000 for depreciation and amortization expense as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a decrease of $53,000 in personnel and related costs offset by (iii) an increase in corporate expense allocation.

SG&A attributable to the strategic communications services segment decreased $372,000 to $725,000 for the three months ended October 31, 2008 as compared to $1.1 million for the three months ended October 31, 2007. The decrease in SG&A was due to (i) a decrease of $155,000 for depreciation and amortization expense principally as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a decrease of $15,000 for facility expenses as a consequence of the consolidation of certain facilities implemented in Fiscal 2008, (iii) a decrease of $104,000 in personnel and related costs and (iv) a decrease in corporate expense allocation.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

SG&A for undistributed corporate expenses for the three months ended October 31, 2008 and October 31, 2007 was ($75,000) and $233,000, respectively.  The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility.  iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $308,000 for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007 was due principally to (i) lower professional fees from company advisors, (ii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility, (iii) a net decrease in personnel and related benefit expenses and (iv) an increase in the expense allocation to the business segments.

Income from AFC Investment:  iDNA accounts for its investment in AFC using the equity method. For the three months ended October 31, 2008 and October 31, 2007, iDNA recorded income of $215,000 and $148,000, respectively, representing iDNA’s share of AFC’s net income (loss).

Summarized income statement data for AFC for the three months ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Revenues	$1,922	$1,408

Operating costs	1,271	895
Depreciation and amortization	201	195
General and administrative expenses	20	22
	1,492	1,112
Net income	$430	$296

iDNA's proportionate share of net income	$215	$148

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

AFC’s revenues increased $514,000 to $1.9 million for the three months ended September 30, 2008 as compared to $1.4 million for the three months ended September 30, 2007, principally as a result of (i) an increase of 31.9% in attendance period-to-period, (ii) an increase of $22,000 in other, concession and café revenues and (iii) an increase of 10.2% in average ticket prices.  The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors.  Operating costs, as a percentage of revenue, increased 2.4% to 66.1% for the three months ended September 30, 2008, as compared to 63.7% for the three months ended September 30, 2007 due principally to (i) an increase in film rental expense of 10.2% and (ii) an increase in general operating and advertising costs of $50,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.  The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.  In addition, film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold.  AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.

Interest Expense:  For the three months ended October 31, 2008 and 2007, iDNA incurred interest expense of $259,000 and $59,000, respectively.  The increase of $200,000 in interest expense for the three month period ended October 31, 2008 as compared to the three month period ended October 31, 2007 is due principally to an increase in interest costs attributable to the Term Loan (defined below) consummated in November 2007.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the three month periods ended October 31, 2008 and October 31, 2007.  Additionally, iDNA is in the process of analyzing the final tax treatment associated with the Reduction Agreement however, based upon currently available information, iDNA believes that the gain on the Reduction Agreement is not a gain for tax purposes.  iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.  For the three months ended October 31, 2008 and October 31, 2007, iDNA has charged to income tax expense $6,000 and 14,000, respectively, relating to estimated state and local income taxes.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Financial Condition and Results of Operations
Results from Operations for the Nine Months Ended October 31, 2008 as Compared to the Nine Months Ended October 31, 2007

The following table sets forth for the nine months ended October 31, 2008 and 2007 certain statements of operations data by segment obtained from iDNA’s consolidated statement of operations (in thousands).  All figures described in the ensuing discussion (as derived from the table) are stated in approximate amounts, based upon rounding of figures presented in the table.

			Strategic
	Information Services		Communications Services		Intersegment Elimination
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008	2007

Revenues	$5,947	$7,074	$4,140	$4,568	$(63)	$(148)
Cost of revenues	3,929	4,108	2,956	3,107	(63)	(148)
Selling, general and
administrative expenses	3,311	3,428	2,177	2,942	-	-
Operating income (loss)	(1,293)	(469)	(993)	(1,481)	-	-
Depreciation and
amortization expense	373	656	145	539	-	-

			Undistributed
	Entertainment		Corporate Expenses		Consolidated
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008	2007

Revenues	$-	$-	$-	$-	$10,024	$11,494
Cost of revenues	-	-	-	-	6,822	7,067
Selling, general and
administrative expenses	-	-	445	703	5,933	7,073
Operating income (loss)	429	484	7,957	(864)	6,100	(2,330)
Depreciation and
amortization expense	-	-	32	38	550	1,233

Revenues:  Revenues decreased $1.5 million to $10.0 million for the nine months ended October 31, 2008 as compared to $11.5 million for the nine months ended October 31, 2007.   As previously discussed above, beginning with the three month period ended October 31, 2008 a decline in revenues was realized within each of iDNA’s business segments principally as a consequence of client meeting cancellations and postponements, budget reductions and event deferments as a result of the contracting domestic economy.  The limited credit environment, contracting economy and general economic uncertainty has adversely affected client budgets and/or timing for corporate meetings and events.   Several larger programs initially scheduled for the third and fourth quarter of Fiscal 2008 have been rescheduled to first and second quarter of Fiscal 2009.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Revenues attributed to the information services segment decreased $1.1 million to $5.9 million for the nine months ended October 31, 2008 as compared to $7.1 million for the nine months ended October 31, 2007. The decrease in revenues was principally due to (i) a decline in electronic equipment sales of $401,000 and (ii) a decrease in the scope, size and number of projects completed during the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007.

Revenues attributed to the strategic communications services segment decreased $428,000 to $4.1 million for the nine months ended October 31, 2008 as compared to $4.6 million for the nine months ended October 31, 2007.  The decrease in revenues was principally due to an increase in the scope, size and number of projects completed during the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007.

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

Cost of Service Revenues:  Cost of revenues for the nine months ended October 31, 2008 and 2007 was $6.8 million and $7.1 million, respectively.

Cost of revenues attributed to the information services segment was $3.9 million for the nine months ended October 31, 2008 as compared to $4.1 million for the nine months October 31, 2007.

The gross profit realized by the information services segment for the nine months ended October 31, 2008 and 2007 was $2.0 million and $3.0 million, respectively.  The gross profit decrease of $948,000 for the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007 is due principally to (i) a decrease in project margins for the period, and (iii) a decrease in revenues.  The gross margin for the nine months ended October 31, 2008 decreased 8.0% to 33.9% as compared to 41.9% for the nine months ended October 31, 2007, principally due (i) a decrease in project size and scope resulting in lower margins, (ii) decline in pricing and volume of equipment sales, and (iii) as a consequence of lower revenues, the under-absorption of project overhead as a percentage of revenues.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Cost of revenues attributable to the strategic communications segment decreased $151,000 to $3.0 million for the nine months ended October 31, 2008 as compared to $3.1 million for the nine months ended October 31, 2007.  The decrease in the costs of revenues was principally due to a decrease in revenues for the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007.  The gross profit increase of $277,000 for the nine months ended October 31, 2008 as compared the nine months ended October 31, 2007 was principally due to a decrease in production projects completed during the period.  The nature of the strategic communications segment’s cost of revenues includes various fixed production, operating and personnel costs as well as variable direct project costs.  As a consequence, the absorption of the fixed production operating and personnel costs can cause quarter-to-quarter fluctuations in gross profit realized as iDNA experiences quarter-to-quarter fluctuations in revenues.

Selling, General and Administrative (“SG&A”):  SG&A for the nine months ended October 31, 2008 and the nine months ended October 31, 2007 was $5.9 million and $7.1 million, respectively.

SG&A attributed to the information services segment was $3.3 million and $3.4 million respectively, for nine months ended October 31, 2008 and the nine months ended October 31, 2007.    The decrease in SG&A of $117,000 was principally due to the net effect of (i) a decrease of $282,000 for depreciation and amortization expense principally as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008 offset by (ii) an increase of $148,000 in personnel and related cost and (iii) an increase of $17,000 for other SG&A costs.

SG&A attributable to the strategic communications services segment decreased $765,000 to $2.2 million for the nine months ended October 31, 2008 as compared to $2.9 million for the nine months ended October 31, 2007. The decrease in SG&A was due to (i) a decrease of $395,000 for depreciation and amortization expense principally as a consequence of the elimination of the amortization of certain intangible assets written off in Fiscal 2008, (ii) a decrease of $78,000 for facility expenses as a consequence of the consolidation of certain facilities implemented in Fiscal 2008, (iii) a decrease of $185,000 in personnel and related costs and (iv) an increase of $107,000 for other SG&A costs.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

SG&A for undistributed corporate expenses for the nine months ended October 31, 2008 and October 31, 2007 was $445,000 and $703,000, respectively.  The corporate expenses incurred by iDNA relate principally to expenses incurred at its executive offices for executive and corporate finance personnel, certain employee benefits, professional services such as consulting, legal and accounting fees, corporate insurance, corporate marketing initiatives and the costs associated with maintaining its New York facility.  iDNA allocates to its various business segments or units the proportionate share of corporate expenses that directly relate to and/or benefit such business segment or unit. The undistributed corporate expenses reflect the remaining expenses incurred but not directly attributable to a business segment or unit. The decrease in corporate SG&A of $258,000 for the nine months ended October 31, 2008 as compared to the nine months ended October 31, 2007 was due principally to (i) lower professional fees from company advisors, (ii) the reduction in facility rent and related occupancy costs as iDNA consolidated its New York City-based strategic communications operations into one facility, (iii) reduction in personnel and related cost and (iv) an increase in the expense allocation to the business segments.

Income from AFC Investment:  iDNA accounts for its investment in AFC using the equity method. For the nine months ended October 31, 2008 and October 31, 2007, iDNA recorded income of $429,000 and $484,000, respectively, representing iDNA’s share of AFC’s net income.

Summarized income statement data for AFC for the nine months ended September 30, 2008 and 2007, respectively, is as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Revenues	$4,812	$4,696

Operating costs	3,286	3,053
Depreciation and amortization	604	585
General and administrative expenses	64	90
	3,954	3,728
Net income	$858	$968

iDNA's proportionate share of net income	$429	$484

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

AFC’s revenues increased $116,000 to $4.8 million for the nine months ended September 30, 2008 as compared to $4.7 million for the nine months ended September 30, 2007, principally as a result of the net effects of (i) a decrease of 3.3% in attendance period-to-period, (ii) a decrease of $41,000 in other, concession and café revenues offset by (iii) an increase of 7.7% in average ticket prices.  The attendance, and at times the ticket prices, at AFC will vary depending on audience interest in, and the popularity of the films it exhibits and other factors.  Operating costs, as a percentage of revenue, increased 3.3% to 68.3% for the nine months ended September 30, 2008, as compared to 65.0% for the nine months ended September 30, 2007 due principally to an increase in film rental expense of 3.2%.  The nature of AFC’s operating costs tend generally to be more fixed overhead-related costs and advertising expenses.  In addition, film rental expense generally is a factor of a fixed percentage rental rate per film multiplied by the number of tickets sold.  AFC experiences fluctuations in film rental expense, as a percentage of revenue, depending upon the rental rate per film and the popularity of the film.

Interest Expense:  For the nine months ended October 31, 2008 and 2007, iDNA incurred interest expense of $783,000 and $172,000, respectively.  The increase of $611,000 in interest expense for the nine month period ended October 31, 2008 as compared to the nine month period ended October 31, 2007 is due principally to an increase in interest costs attributable to the Term Loan (defined below) consummated in November 2007.

Interest Abatement:  As a consequence of the various terms of the Reduction Agreement, iDNA realized a reduction of interest expense from the abatement of previously accrued interest of $156,000 for the nine months ended October 31, 2008.

Gain on Restructuring of Debt:  As a consequence of the various terms of the Reduction Agreement, for the nine months ended October 31, 2008, iDNA realized a gain of $9.0 million relating to the reduction of the Campus Group Purchase Price and the restructuring of the corresponding debt.

Income Taxes: Due to net operating losses and the availability of net operating loss carryforwards, iDNA’s effective federal income tax rate was zero for the nine month periods ended October 31, 2008 and October 31, 2007.  Additionally, iDNA is in the process of analyzing the final tax treatment associated with the Reduction Agreement however, based upon currently available information, iDNA believes that the gain on the Reduction Agreement is not a gain for tax purposes.  iDNA has provided a full valuation allowance against its net operating loss carryforward and other net deferred tax asset items due to the uncertainty of their future realization.  For the nine months ended October 31, 2008 and October 31, 2008, iDNA has charged to income tax expense of $18,000 and $18,000, respectively, relating to estimated state and local income taxes.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Liquidity and Capital Resources

As a consequence of periodic fluctuations in iDNA’s working capital needs based upon the timing of collections, distributions from AFC, and periods of increased production activity, on November 21, 2007, iDNA, via its wholly owned subsidiary, iDNA Cinema Holdings, Inc. (“Holdings”), consummated a Master Loan and Security Agreement (the “Loan Agreement”) with Silar Advisors, L.P. (“Silar”), as Lender and Administrative, Payment and Collateral Agent, pursuant to which Silar provided a term loan in an aggregate principal amount of $4.25 million (the “Term Loan”) to Holdings (the “Term Loan Financing”).  Interest accrues on the Term Loan at a per annum rate equal to the variable annual rate of interest designated from time to time by Citibank N.A. as its “prime rate,” plus 4%, or, if greater, 12.25%, and is payable by Holdings on a quarterly basis.  At October 31, 2008, the “prime rate” was 4.0%.  The Term Loan matures on November 20, 2009 unless extended for one year at the option of Holdings, upon written notice provided to Silar between fifteen (15) and forty-five (45) days prior to the Maturity Date, provided that no default is then ongoing and that Holdings is then in compliance with its financial covenants under the Loan Agreement.  At October 31, 2008, Holdings and iDNA were in compliance with the financial covenants under the Loan Agreement.  At October 31, 2008, the principal balance of the Term Loan was $3.9 million.  The Term Loan is also guaranteed by (i) iDNA (with such guaranty being secured by a pledge of substantially all of iDNA’s assets, other than the shares of its operating subsidiaries) and (ii) National Cinemas, Inc. (“NCI”), which owns a 50% membership interest in AFC (with such guaranty being secured by a pledge of substantially all of NCI’s assets, other than its 50% membership interest in AFC).

As a consequence of iDNA’s acquisition of OTI effective November 18, 2005, iDNA issued to Flexner Wheatley & Associates (“FWA”) and MeetingNet Interactive, Inc. (“MeetingNet”) promissory notes in an aggregate principal amount of $1.5 million (the “OTI Promissory Notes”).  The OTI Promissory Notes bear interest at 5% per annum and are repayable in quarterly installments according to a formula based upon the future cash flows realized from OTI’s operations.  iDNA’s obligations under the OTI Promissory Notes are secured by the membership interests of OTI.  At October 31, 2008, iDNA had outstanding principal obligations under the terms of the OTI Promissory Notes of $855,000 and accrued interest obligations of $12,000.

As of January 31, 2008, OTI did not meet certain minimum financial performance criterion and, as a consequence, (i) iDNA retained an option to reduce the purchase price in an amount estimated between $206,000 and $412,000 and (ii) for the three and nine months ended October 31, 2008 no interest was incurred under the OTI Promissory Notes.  iDNA has not exercised its option to reduce the purchase price for its acquisition of OTI as of December 19, 2008 and no adjustment to the OTI Promissory Notes was recorded at October 31, 2008.  Prospectively, interest may accrue pursuant to the terms of the OTI Promissory Notes once the minimum operating cash flow thresholds are achieved.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

As a consequence of iDNA’s acquisition of OMI Business Communications, Inc. (“OMI”) effective April 1, 2003, iDNA assumed a $402,000 loan guaranteed by the U.S. Small Business Administration (the “SBA Loan”).  At October 31, 2008, the remaining balance of the SBA Loan of $278,000 is repayable in monthly installments of $3,309 with the last payment due in April 2017. The SBA Loan bears interest at the rate of 4% per annum.  OMI’s obligations under the SBA Loan are collateralized by substantially all of OMI’s assets and payment thereunder is subject to the personal guarantee of Mr. Dean Thompson, President of OMI.

In September 2006, OMI consummated equipment financing in the form of a capital lease with a financing institution to acquire $102,000 in various digital media production and editing equipment.  The capital lease bears an implied interest rate of 10% and is payable in monthly installments with the last payment due in July 2009.  At October 31, 2008, the remaining balance due under the capital lease was $27,000.

On January 31, 2008, ARS consummated an auto loan with a financing institution for the purchase of a delivery van in the principal amount of $24,000.  The auto loan is repayable in monthly installments of $755 with the last payment due February 2011.  The auto loan bears interest at the rate of 9.0% and is collateralized by the van purchased with the proceeds from the loan.  At October 31, 2008, the principal balance of the auto loan was $20,000.

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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

As a consequence of the iDNA’s redemption obligation of the Issued Shares under the terms of the Reduction Agreement, at July 31, 2008, iDNA recorded a $3.1 million obligation for the fair value of the redemption obligation.  Prospectively, the fair value of the redemption obligation is subject to adjustment each reporting period as a consequence of changes, if any, to (i) the number of Issued Shares (exclusive of all Excluded Shares) held by the Stockholders at the end of a period, (ii) actual redemption accepted or declined, by the Stockholders and/or (iii) sales of Issued Shares to third parties.  For the three months ended October 31, 2008, iDNA recorded $94,000 for the accretion of discount to redemption price.

In order to secure its obligations to the Stockholders under the Reduction Agreement, iDNA has (i) pledged to the Stockholders all of iDNA’s right, title and interest in and to all of the capital stock of the Campus Group held by iDNA and (ii) caused the Campus Group to guaranty such obligations, with such guaranty to be secured by the assets of the Campus Group.

In October 2008, iDNA consummated a loan agreement and issued a promissory note to a Director of iDNA in an aggregate principal amount of $100,000 (the “Promissory Note”).  Interest accrues on the Promissory Note at a per annum rate of, 12.25%, and is payable by iDNA on a monthly basis. The Promissory Note matures on March 1, 2010.  The proceeds from the loan were used to working capital purposes.

For the nine months ended October 31, 2008, iDNA’s cash and cash equivalents decreased $374,000 due principally to the net effects of (i) proceeds from the sale of marketable securities of $1.4 million, (ii) AFC distributions of $600,000 offset by (iii) cash flows used in operations of $1.6 million, (iv) capital expenditures of $157,000, and (v) the repayment of debt and fees of $474,000.

The consolidated financial statements have been prepared assuming that iDNA will continue as a going concern. iDNA has incurred recurring losses from continuing operations through Fiscal 2008 and has negative working capital at October 31, 2008.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should iDNA be unable to continue as a going concern.  iDNA’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional equity or debt financing or refinancing as may be required, increase revenues and reduce costs ultimately to establish profitable operations or through monetizing or the sale of assets.  If iDNA is unable to complete its financing requirements or achieve revenue as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and/or actual operating revenues. There are no assurances, however, with respect to the future success of these plans.

iDNA, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations – continued

Prior to the Term Loan and the Promissory Note, iDNA had limited external sources of financing and has operated on its existing cash balances, cash flows from operations and distributions from its investment in AFC.  iDNA will continue to pursue reductions in its operating expenses, invest in marketing initiatives and seek new debt or equity financing (though there can be no assurance iDNA will obtain such financing) as means of supplementing iDNA’s resources available to pursue new acquisitions, joint ventures or other business development opportunities. At October 31, 2008, iDNA had unrestricted cash of $78,000 together with any cash flow derived from its investment in AFC and the operations of iDNA’s corporate communications business will be used to pursue such opportunities and reduce debt.

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

FASB Staff Position 142-3
In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 is to be applied prospectively for fiscal years beginning after December 15, 2008.  iDNA does not anticipate the application of this pronouncement will have a material impact on iDNA’s reported consolidated financial position or results of operations.

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

ARAC is subject to certain self-insurance claims and litigation expenses relating to its discontinued automobile rental operations.  iDNA’s management estimates the required self-insurance liability based upon specific identification of the known matters subject to future claims, the nature of the claim and the estimated costs to be incurred.  These estimates include, but are not limited to, ARAC’s historical loss experience and projected loss factors.  The required self-insurance liability is subject to adjustment in the future based upon changes in the nature of the remaining claims or the ultimate cost.  As a consequence of iDNA’s sale of its automobile rental operations in 1995, iDNA believes that all incurred claims have been reported to ARAC and that there are no longer any incurred but not yet reported claims to be received by ARAC.   iDNA’s self-insurance liability at October 31, 2008 and January 31, 2008 was $142,000 and $172,000, respectively.

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
		N/A

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, As adopted pursuant to Section 302 of the Sarbanes-Oxley Act	52

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, As adopted pursuant to Section 302 of the Sarbanes-Oxley Act	53

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	54

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iDNA, INC.

Date:	December 19, 2008	By:	/s/ James J. McNamara
James J. McNamara
Chairman of the Board and Chief Executive Officer
(principal executive officer)

		By:	/s/ Robert V. Cuddihy, Jr.
Date:	December 19, 2008	Robert V. Cuddihy, Jr.
Chief Financial Officer, Secretary and Treasurer
(principal accounting and financial officer)